Form 10-Q
period 1996-03-31
HARVARD INDUSTRIES INC
filed 1996-05-15
CIK 46012

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 15, 1996
===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-Q
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM           TO
                          COMMISSION FILE NO. 0-21362
                                ----------------

                            HARVARD INDUSTRIES, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         FLORIDA                                          21-0715310
         (STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER IDENTIFICATION NO.)
         OF INCORPORATION OR ORGANIZATION)

         2502 N. ROCKY POINT DRIVE, SUITE 960
         TAMPA, FLORIDA                                      33607
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)

                                 (813) 288-5000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                             -------------------

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT. YES [X] NO [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
THE NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK, AS OF MAY 15, 1996, WAS 6,998,907.


===============================================================================

                            HARVARD INDUSTRIES, INC.

                                     INDEX


                                                                                                            PAGE
                                                                                                            ----
PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements:

Consolidated Balance Sheets
         March 31, 1996 (Unaudited) and September 30, 1995 (Audited).....................................   2
Consolidated Statements of Operations (Unaudited)
         Three and Six Months Ended March 31, 1996 and 1995..............................................   3

Consolidated Statements of Cash Flows (Unaudited)
         Six Months Ended March  31, 1996 and 1995.......................................................   4

Notes to Consolidated Financial Statements - (Unaudited).................................................   5

Item 2.  Management's Discussion and Analysis of  Financial Condition and Results of

Operations...............................................................................................  16

PART II.         OTHER INFORMATION:

         Item 1.  Legal Proceedings......................................................................  21
         Item 4.  Submission of Matters to a Vote of Security Holders....................................  21
         Item 5.  Other Information......................................................................  22
         Item 6.  Exhibits and Reports on Form 8-K.......................................................  22


SIGNATURES...............................................................................................  24



                           HARVARD INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                    MARCH 31, 1996 AND SEPTEMBER 30, 1995
                          (In thousands of dollars)

                                                                                         March 31,   September 30,
                                                                                            1996         1995
    ASSETS                                                                               (Unaudited)  (Audited)
                                                                                       ------------  ------------
    Current assets:
      Cash and cash equivalents...........................................              $    3,733   $   19,925
      Accounts receivable, net............................................                 100,843      102,714
      Inventories.........................................................                  61,889       63,742
      Net assets of discontinued operations...............................                   -            7,621
      Prepaid expenses and other current assets...........................                   1,248        1,415
                                                                                        ----------   ----------
             Total current assets.........................................                 167,713      195,417

    Property, plant and equipment, net....................................                 307,834      307,247
    Intangible assets, net................................................                 137,398      132,537
    Net assets of discontinued operations.................................                   4,948        -
    Other assets,net......................................................                  23,631       27,061
                                                                                        ----------   ----------
                                                                                        $  641,524   $  662,262
                                                                                        ==========   ==========
    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

    Current liabilities:
      Current portion of long-term debt...................................              $    2,359   $    2,801
      Accounts payable....................................................                  72,832       79,702
      Accrued expenses....................................................                  76,355       85,232
      Income taxes payable................................................                   7,857        8,265
                                                                                        ----------   ----------
             Total current liabilities....................................                 159,403      176,000

    Revolving working capital loan........................................                  18,000        -
    Long-term debt........................................................                 321,076      322,000
    Postretirement benefits other than pensions...........................                  99,490       95,642
    Other ................................................................                  28,919       31,175
                                                                                        ----------   ----------
             Total liabilities............................................                 626,888      624,817
                                                                                        ----------   ----------
    14 1/4% Pay-In-Kind Exchangeable Preferred Stock,
        ($108,063 liquidation value at March 31, 1996 - includes
          $7,188 of undeclared dividends payable on
           September 30, 1996)............................................                 107,073       99,651
                                                                                        ----------   ----------
     Stockholders' deficiency:
      Common Stock, $.01 par value; 30,000,000 shares authorized;
         shares issued and outstanding : 6,998,407 at March 31,
        1996  and  6,994,907 at September 30, 1995........................                      70           70
      Additional paid-in capital..........................................                  49,506       56,899
      Additional  minimum pension liability...............................                  (1,836)      (1,836)
      Foreign currency translation adjustment.............................                  (1,895)      (1,743)
      Accumulated deficit.................................................                (138,282)    (115,596)
                                                                                        ----------   ----------
               Total stockholders' deficiency.............................                 (92,437)     (62,206)
                                                                                        ----------   ----------
    Commitments and contingent liabilities................................
                                                                                        $  641,524   $  662,262
                                                                                        ==========   ==========

   See accompanying Notes to Consolidated Financial Statements (Unaudited).

                           HARVARD INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE AND SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (Unaudited)
          (In thousands of dollars, except share and per share data)


                                                                          Three months ended             Six months ended
                                                                  ------------------------------ -----------------------------
                                                                     March 31,       March 31,      March 31,       March 31,
                                                                       1996            1995           1996            1995
                                                                  -------------   -------------  -------------   -------------
 Sales........................................................    $     200,821   $     157,981  $     411,357   $     307,840
                                                                  -------------   -------------  -------------   -------------
 Costs and expenses:
    Cost of sales.............................................          196,426         137,128        384,776         271,628
    Selling, general and administrative.......................           11,945           7,316         22,199          14,740
    Interest expense..........................................           10,311           4,054         20,361           7,769
    Other (income) expense, net...............................            2,552            (171)         5,258            (197)
                                                                  -------------   -------------  -------------   -------------
        Total costs and expenses..............................          221,234         148,327        432,594         293,940
                                                                  -------------   -------------  -------------   -------------
 Income (loss) before income taxes............................          (20,413)          9,654        (21,237)         13,900
 Provision for income taxes...................................              549           3,887          1,449           5,629
                                                                  -------------   -------------  -------------   -------------
 Net income (loss)............................................    $     (20,962)  $       5,767  $     (22,686)  $       8,271
                                                                  =============   =============  =============   =============
 Net income (loss) attributable to common shareholders (a)....    $     (24,674)  $       2,001  $     (30,108)  $         738
                                                                  =============   =============  =============    ============

 Net income (loss) per common share (a).......................    $       (3.53)  $        0.28  $       (4.30)  $        0.10
                                                                  =============   =============  =============   =============
 Weighted average number of common shares outstanding.........        6,997,157       7,242,462      6,996,032       7,134,295
                                                                  =============   =============  =============   =============

 (a) After deducting accrued dividends and accretion related to the Company's 14 1/4% PIK Exchangeable Preferred Stock.


















   See accompanying Notes to Consolidated Financial Statements (Unaudited).

                           HARVARD INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (Unaudited)
                          (In thousands of dollars)

                                                                                 Six months ended
                                                                             ------------------------
                                                                               March 31,    March 31,
                                                                                 1996         1995
                                                                             ----------   ----------
  Cash flows related to operating activities:
    Net income (loss)....................................................    $  (22,686)  $    8,271
    Add back (deduct) items not affecting cash and cash equivalents:
      Income tax allocation charge.......................................          -           3,665
      Depreciation and amortization......................................        25,901       15,373
      Loss on disposition of property, plant and equipment
       and property held for sale........................................           982          683
      Postretirement benefits............................................         3,848        1,800
    Changes in operating assets and liabilities :
       Accounts receivable...............................................         1,871       (6,047)
       Inventories.......................................................         1,853        5,557
       Other current assets..............................................           167         (751)
       Accounts payable..................................................        (6,870)       4,836
       Accrued expenses and  income taxes payable........................       (16,064)     (16,374)
       Other noncurrent liabilities......................................           474         -
                                                                             ----------   ----------
    Net cash provided by (used in) operations............................       (10,524)      17,013
                                                                             ----------   ----------

  Cash flows related to investing activities:
    Acquisition of property, plant and equipment.........................       (20,787)      (7,687)
    Proceeds to date from sale of discontinued operations................         2,673        4,224
    Proceeds from disposition of property, plant and equipment...........           663          928
    Net change in other noncurrent accounts..............................        (1,070)         497
                                                                             ----------   ----------
    Net cash used in investing activities................................       (18,521)      (2,038)
                                                                             ----------   ----------
  Cash flows related to financing activities:
    Proceeds from exercise of stock options..............................            29        2,400
    Net borrowings under credit agreement................................        18,000         -
    Repayments of long-term debt.........................................        (1,366)      (4,815)
    Pension fund payment pursuant to PBGC settlement agreement...........        (3,000)      (3,000)
    Payment of EPA settlements...........................................          (810)        -
                                                                             ----------   ----------
    Net cash provided by (used in) financing activities..................        12,853       (5,415)
                                                                             ----------   ----------
  Net increase (decrease) in cash and cash equivalents...................       (16,192)       9,560
   Beginning of period...................................................        19,925       60,360
                                                                             ----------   ----------
   End of period.........................................................    $    3,733   $   69,920
                                                                             ==========   ==========


   See accompanying Notes to Consolidated Financial Statements (Unaudited).

                            HARVARD INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1996 AND 1995
                                  (UNAUDITED)
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)


NOTE 1

         The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the periods presented. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 1995 included in the Company's Annual Report on Form 10-K.

NOTE 2

         On three separate occasions in fiscal 1994, the Company became aware that certain products of its discontinued ESNA division were not manufactured and/or tested in accordance with required specifications at its Union, New Jersey and/or Pocahontas, Arkansas facilities. These fastener products were sold to the United States government and other customers for application in the construction of aircraft engines and air frames.

         In connection therewith, the Company notified the Department of Defense Office of Inspector General ("DoD/OIG") and, upon request, was admitted into the Voluntary Disclosure Program of the Department of Defense. The Company also notified ESNA's customers, including the Defense Industrial Supply Center, of these matters and has offered to retest and/or reprocess affected parts. The Company, with the assistance of outside counsel and a fastener specialist, investigated this matter and the Company recorded a provision of $21,000 as of September 30, 1993. The Company retested and/or reprocessed affected parts, including affected parts in its inventory, from September 1993 until July 31, 1995, when such activities terminated with respect to those parts which were returned by customers. For those fasteners which had been destroyed during retesting, credits were issued to affected customers' accounts. As a result of its admission into the Voluntary Disclosure Program, the Company expects that it will receive favorable consideration from the government with respect to whether or not criminal charges should be brought, administrative sanctions should be imposed and civil penalties should be sought in connection with sales of affected parts to the government. There is no assurance, however, that the Company will receive such treatment with respect to any of the disclosures made by the Company in connection with its admission to the Voluntary Disclosure Program.

         The Company may also be subject to civil damages which could result from claims made by other customers. In May 1995, a major customer, Harco Division of VSI Corporation ("Harco"), filed a complaint in United States District Court seeking damages. The Company has also received notification of possible claims from other customers similar to Harco. In April 1996, the Company and Harco negotiated a settlement whereby Harco dismissed its complaint against the Company and the proceedings are now concluded. The Company has agreed to indemnify Harco against any future claims relating to the ESNA matter, if any, that may be asserted against Harco by its customers. Additionally, the Company agreed to indemnify Harco for certain future costs, if any, which may result from non-performance by the Company's sub-contractor in filling Harco's orders.

At March 31, 1996, the remaining accrued costs of discontinued operations are primarily related to legal costs, fines and penalties, subcontractor costs, severance pay and the Harco settlement (which settlement was charged against the accrued costs of discontinued operations).

         The ultimate cost of disposition of the ESNA matter, as well as the required funding of such cost, is dependent upon future events, the outcomes of which are not determinable at the present time. Such outcomes could have a material effect on the Company's financial condition, results of operations and/or liquidity.

         If it is ultimately determined that the deviations from specifications and certifications made in connection therewith, constitute violations of various statutory and regulatory provisions, the Company may, among other things, be subject to criminal prosecution, treble damages and penalties under the Civil False Claims Act or Racketeer Influenced and Corrupt Organization Act, as well as administrative sanctions, such as debarment from future government contracting.

         Net assets of discontinued operations reflect the estimated net realizable value of remaining assets consisting primarily of the Union, New Jersey facility and certain royalty receivables. The Company has reclassified such net assets as noncurrent since current facts indicate that realization will not occur during the current operating cycle. On May 6,1996, the Company entered into an Agreement to sell the ESNA property in Union, New Jersey (the "Property") to a New Jersey developer, subject to certain conditions including
(i) the developer obtaining all necessary development approvals and permits so as to permit the construction of a 200 unit townhouse complex on the Property,
(ii) the Company obtaining applicable environmental clearances for the Property from the New Jersey Department of Environmental Protection and (iii) the Company demolishing and removing the building and related structures which are currently on the Property. The Agreement calls for the developer to purchase the Property in two (2) sections. While the closing dates for this transaction are contingent upon the satisfaction of the aforementioned conditions and, therefore, are not certain at this time, the Company estimates that the closing on the first section will take place within the next 24 months and the closing on the second section will take place within the next 36 months.

NOTE 3

         As of October 1, 1995, the Company changed its accounting for certain inventory (which comprised approximately 25% of the Company's total reported inventory balance of $62,465 at September 30, 1995) from the last-in, first-out
(LIFO) method to the first-in, first-out (FIFO) method. As a result of changes in the Company's manufacturing and inventory management processes, which are attributable to a continuing emphasis on cost reduction in the automotive industry, the Company believes that the FIFO method provides for a better matching of inventory costs with product sales for all of the Company's inventory. These changes include an emphasis on cost reduction programs, promotion of production efficiencies and the implementation of inventory reduction programs. The change from the LIFO method to the FIFO method has been applied retroactively by restating the financial statements of prior periods which are summarized as follows:


                                                   Decrease In
                                                    Beginning       Reduction        Increase         Decrease
                                                   Accumulated       In Cost           Net            In Loss
                                                     Deficit        Of Sales         Income           Per Share
                                                   -----------      --------         ------           ---------
         Six months ended March 31, 1995
           previously reported                     $1,126           $163             $98              $.01
         Three months ended March 31, 1995
           previously reported                     $1,141           $138             $83              $.02


NOTE 4

         On July 28, 1995, the Company acquired Doehler-Jarvis Inc. ("Doehler-Jarvis") for a purchase cost aggregating approximately $107,000. The acquisition was accounted for under the purchase method of accounting. The purchase cost and repayment of existing Doehler-Jarvis debt aggregated approximately $218,000 and was financed through the proceeds from the private placement of $200,000 principal amount of 11 1/8% Senior Notes Due 2005 and cash on hand.

         In July 1995, Doehler-Jarvis initiated production of lower intake manifolds for one of its major customers (hereinafter "The Manifold Program"). The Manifold Program, subject to customer demands, is expected to produce approximately $110,000 in revenues for the period September 30, 1995 through September 30, 1999. In fiscal 1996, the Company finalized its purchase accounting analysis and determined that the estimated manufacturing costs of fulfilling the Manifold Program will exceed estimated revenues to be generated by $10,000. Accordingly, the Company adjusted the goodwill initially recorded at the July 28, 1995 date of acquisition of Doehler-Jarvis by $10,000 and established a liability (accrued program costs) to reflect the operating loss under the Manifold Program. Such accrued program costs at March 31, 1996 were $3,061. The cost for the Manifold Program in the second quarter of fiscal year 1996 reflected an additional negative gross margin of $2,111, due to cost overruns in excess of the established liability. The Company has entered into intensive discussions with its customer seeking modifications to the Manifold Program.

         Pro forma unaudited results of operations for the six months ended March 31, 1995, assuming the acquisition of Doehler-Jarvis had occurred on October 1, 1994, are as follows:


         Sales                                                    $445,910
         Net income                                               $  3,099
         Net loss attributable to common stockholders             $ (4,434)
         Net loss per share                                       $   (.67)

         The summary pro forma financial data do not purport to represent what the Company's results of operations would actually have been had the transaction, in fact, occurred on such date or to project the Company's results of operations at any future date or for any future period.

NOTE 5

         During the six months ended March 31, 1996, the Company recorded an increase of $7,422 in its 14 1/4% Pay-In-Kind Exchangeable Preferred Stock ("PIK Preferred Stock") and a corresponding deduction in additional paid-in-capital to recognize (i) an accrual of 50% of the required 1996 dividend which is payable in shares of PIK Preferred Stock on September 30, 1996 and (ii) the accretion of the related difference between the fair value of such stock at August 23, 1992 and redemption value.

NOTE 6

         Loss per common share is computed by dividing net loss (after deducting accrued dividends and accretion related to PIK Preferred Stock) by the weighted average number of common shares outstanding. No consideration was given to equivalent shares related to stock options since such shares are anti-dilutive.

NOTE 7

         The Company is also a party to various claims and routine litigation arising in the normal course of its business. Based on information currently available, management of the Company believes, after consultation with legal counsel, that the result of such claims and litigation, except for the uncertainties related to ESNA discussed in Note 2, will not have a material effect on the financial position or results of operations of the Company.


NOTE 8

         The differences between the statutory federal income tax rate and the Company's effective income tax rates result principally from the fact of having an operating profit in Canada and an operating loss in the U.S.

NOTE 9

         As of March 31, 1996, the Company had $18,000 of revolving working capital loans outstanding pursuant to its Credit Agreement. Because the Company anticipates utilizing such working capital loans over the next twelve months and the Credit Agreement expires on September 30, 1998, the Company has classified the outstanding revolving working capital loans as a long-term liability. As a result of the adverse operating results during the quarter ended March 31, 1996, the Company was not in compliance with the minimum consolidated interest coverage ratio of 2.0 to 1.0, nor the maximum consolidated total debt ratio of 3.5 to 1.0 required by its Credit Agreement. However, on May 14, 1996, the Company obtained a "Waiver and Consent" from the lenders under such Credit Agreement whereby the Company's non-compliance with the March 31, 1996 financial covenants was waived. In addition, the "waiver" provides for the Company to continue having the ability to make revolving working capital loans, subject to "Borrowing Base" availability. The Company anticipates negotiating an Amendment to the Credit Agreement by June 30, 1996.

NOTE 10

         Both the 12% Notes and the 11 1/8% Notes are guarantied on a senior unsecured basis, pursuant to guaranties (the Guaranties) by all of the Company's wholly-owned direct and certain of its wholly-owned indirect domestic subsidiaries (the Guarantors). The Notes are unconditionally guarantied, jointly and severally, on a senior unsecured basis, by each of the Guarantors under such Guarantor's guaranty (a Guaranty). Each Guaranty by a Guarantor is limited in amount to an amount not to exceed the maximum amount that can be guarantied by that Guarantor without rendering the Guaranty, as it relates to such Guarantor, voidable under applicable law relating to fraudulent conveyance or fraudulent transfer. As such, a Guaranty could be effectively subordinated to all other indebtedness (including guaranties and other contingent liabilities) of the applicable Guarantor, and, depending on the amount of such indebtedness, a Guarantor's liability on its Guaranty could be reduced to zero. The Company conducts all of its automotive business through and derives virtually all of its income from its subsidiaries. Therefore, the Company's ability to make required principal and interest payments with respect to the Company's indebtedness (including the Notes) and other obligations depends on the earnings of its subsidiaries and on its ability to receive funds from its subsidiaries through dividends or other payments. The ability of its subsidiaries to pay such dividends or make payments on intercompany indebtedness or otherwise will be subject to applicable state laws.

         Upon the sale or other disposition of a Guarantor or the sale or disposition of all or substantially all of the assets of a Guarantor (in each case other than to the Company or an affiliate of the Company) permitted by the indentures governing the Notes, such Guarantor will be released and relieved from all of its obligations under its Guaranty.

         The following condensed consolidating information presents:

         1. Condensed balance sheets as of March 31, 1996 and September 30, 1995 and condensed statements of operations and cash flows for the six months ended March 31, 1996 and 1995.

         2. The Parent Company and Combined Guarantor Subsidiaries with their investments in subsidiaries accounted for on the equity method.

         3. Elimination entries necessary to consolidate the Parent Company and all of its subsidiaries.

         4. The Parent Company, pursuant to the terms of an interest bearing note with Guarantor Subsidiaries, has included in their allocation of expenses, interest expense for the six months ended March 31, 1996 and 1995, respectively.

         The Company believes that providing the following condensed consolidating information is of material interest to investors in the Notes and has not presented separate financial statements for each of the Guarantors.

                           HARVARD INDUSTRIES, INC.
                         CONSOLIDATING BALANCE SHEET
                                MARCH 31, 1996
                          (In thousands of dollars)


                                                                    Combined       Combined
                                                      Parent        Guarantor    Non-Guarantor
                                                      Company      Subsidiaries  Subsidiaries  Eliminations   Consolidated
ASSETS                                               ---------     ------------  ------------  ------------   ------------
Current assets:
  Cash and cash equivalents........................ $    1,822     $      936    $       975    $      -       $    3,733
  Accounts receivable, net.........................      5,371         88,876          6,596           -          100,843
  Inventories......................................      5,263         54,837          1,789           -           61,889
  Prepaid expenses and other current assets........        729            504             15           -            1,248
                                                    ----------     ----------    -----------     ----------    ----------
    Total current assets...........................     13,185        145,153          9,375              0       167,713
Investment in Subsidiaries.........................    326,152         45,357           -          (371,509)          -
Property, plant and equipment, net.................      5,017        295,404          7,413           -          307,834
Intangible assets, net.............................       -           137,398           -              -          137,398
Net assets of discontinued operations..............      4,948           -              -              -            4,948
Intercompany receivables...........................    363,829        323,553         48,191       (735,573)          -
Other assets.......................................     17,367          6,024            240           -           23,631
                                                    ----------     ----------    -----------     ----------    ----------
                                                    $  730,498     $  952,889    $    65,219    $(1,107,082)   $  641,524
LIABILITIES AND STOCKHOLDERS'                       ==========     ==========    ===========    ===========    ==========
  EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt................ $       15     $    2,344    $      -       $      -       $    2,359
  Accounts payable.................................      2,957         65,009          4,866           -           72,832
  Accrued expenses ................................     18,253         57,889            213           -           76,355
  Income taxes payable ............................      2,271          1,095          4,491           -            7,857
                                                    ----------     ----------    -----------    -----------    ----------
       Total current liabilities...................     23,496        126,337          9,570              0       159,403
  Revolving working capital loan................... $   18,000     $     -       $      -       $      -       $   18,000
Long-term debt.....................................    300,000         21,076           -              -          321,076
Postretirement benefits other than
  pensions.........................................       -            99,490           -              -           99,490
Intercompany payables..............................    369,015        358,327          8,231       (735,573)          -
Other..............................................      5,351         21,507          2,061           -           28,919
                                                    ----------     ----------    -----------    -----------    ----------
       Total liabilities...........................    715,862        626,737         19,862       (735,573)      626,888
                                                    ----------     ----------    -----------    -----------    ----------
PIK Preferred......................................    107,073           -              -              -          107,073
                                                    ----------     ----------    -----------    -----------    ----------
Stockholders' equity (deficiency):
  Common stock and additional
    paid-in-capital................................     49,576         73,054            135        (73,189)       49,576
  Additional minimum pension liability.............     (1,836)        (1,836)          -             1,836        (1,836)
  Foreign currency translation adjustment..........     (1,895)        (1,881)        (1,881)         3,762        (1,895)
  Retained earnings (deficit)......................   (138,282)       256,815         47,103       (303,918)     (138,282)
                                                    ----------     ----------    -----------    -----------    ----------
       Total stockholders' equity (deficit)........    (92,437)       326,152         45,357       (371,509)      (92,437)
                                                    ----------     ----------    -----------    -----------    ----------
                                                    $  730,498     $  952,889    $    65,219    $ 1,107,082    $  641,524
                                                    ==========     ==========    ===========    ===========    ==========

                           HARVARD INDUSTRIES, INC.
                         CONSOLIDATING BALANCE SHEET
                              SEPTEMBER 30, 1995
                          (In thousands of dollars)


                                                                Combined      Combined
                                                     Parent     Guarantor   Non-Guarantor
                                                     Company   Subsidiaries Subsidiaries Eliminations Consolidated
ASSETS                                              ---------  ------------ ------------ ------------ ------------
Current assets:
  Cash and cash equivalents......................  $   18,645   $   (2,180)  $    3,491   $      (31)  $   19,925
  Accounts receivable, net.......................       6,138       89,589        6,987         -         102,714
  Inventories....................................       5,304       57,286        1,152         -          63,742
  Net assets of discontinued operations..........       7,621         -            -            -           7,621
  Prepaid expenses and other current assets......         341        1,073            1         -           1,415
                                                   ----------   ----------   ----------   ----------   ----------
    Total current assets.........................      38,049      145,768       11,631          (31)     195,417
Investment in Subsidiaries.......................     328,523       45,266         -        (373,789)         -
Property, plant and equipment, net...............       5,527      296,047        5,673         -         307,247
Intangible assets, net...........................        -         132,537         -            -         132,537
Intercompany receivables.........................     322,282      260,511       41,659     (624,452)         -
Other assets.....................................      18,859        7,962          240         -          27,061
                                                   ----------   ----------   ----------   ----------   ----------
                                                   $  713,240   $  888,091   $   59,203   $ (998,272)   $ 662,262
LIABILITIES AND STOCKHOLDERS'                      ==========   ==========   ==========   ==========    =========
  EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt..............  $       31   $    2,770   $     -      $     -      $    2,801
  Accounts payable...............................       3,273       72,089        4,340         -          79,702
  Accrued expenses...............................      27,199       57,422          611         -          85,232
  Income taxes payable...........................       3,133        2,428        2,715         (11)        8,265
                                                   ----------   ----------   ----------   ----------   ----------
      Total current liabilities..................      33,636      134,709        7,666         (11)      176,000
Long-term debt...................................     300,000       22,000         -            -         322,000
Postretirement benefits other than  pensions.....        -          95,642         -            -          95,642
Intercompany payables............................     337,179      284,983        2,290     (624,452)         -
Other............................................       4,980       22,234        3,961         -          31,175
                                                   ----------   ----------   ----------   ----------   ----------
       Total liabilities.........................     675,795      559,568       13,917     (624,463)     624,817
                                                   ----------   ----------   ----------   ----------   ----------
PIK Preferred....................................      99,651         -            -            -          99,651
                                                   ----------   ----------   ----------   ----------   ----------
Stockholders' equity (deficiency):
  Common stock and additional
    paid-in-capital..............................      56,969       73,054          135      (73,189)      56,969
  Additional minimum pension liability...........      (1,836)      (1,836)        -           1,836       (1,836)
  Foreign currency translation adjustment........      (1,743)      (1,727)      (1,743)       3,470       (1,743)
  Retained earnings (deficit)....................    (115,596)     259,032       46,894     (305,926)    (115,596)
                                                   ----------   ----------   ----------   ----------   ----------
    Total stockholders' equity (deficit).........     (62,206)     328,523       45,286     (373,809)     (62,206)
                                                   ----------   ----------   ----------   ----------   ----------
                                                   $  713,240   $  888,091   $   59,203   $ (998,272)   $ 662,262
                                                   ==========   ==========   ==========   ==========    =========

                           HARVARD INDUSTRIES, INC.
                CONSOLIDATING INCOME STATEMENTS OF OPERATIONS
                         SIX MONTHS ENDED MARCH, 1996
                           (In thousand of dollars)



                                                                  Combined       Combined
                                                       Parent     Guarantor    Non-Guarantor
                                                       Company   Subsidiaries  Subsidiaries  Elimination  Consolidated
                                                    ----------   ------------ ------------- ------------  ------------
Sales.............................................  $   16,644   $  380,524   $    14,189   $      -      $  411,357
                                                    ----------   ----------   -----------   ------------  ----------
Costs and expenses:
  Cost of sales...................................      15,721      356,856        12,199          -         384,776
  Selling, general and administrative.............       5,323       16,872             4          -          22,199
  Interest expense................................      18,773        1,568            20          -          20,361
  Other (income) expense, net.....................         (18)       5,464          (188)         -           5,258
  Equity in (income) loss of  subsidiaries........      11,809         (368)          -         (11,441)        -
  Allocated expenses..............................     (12,278)      11,299           979          -            -
                                                    ----------   ----------    ----------   -----------   ----------
      Total costs and expenses....................      39,330      391,691        13,014       (11,441)     432,594
                                                    ----------   ----------    ----------   -----------   ----------
Income (loss) before provision for
  income taxes ...................................     (22,686)     (11,167)        1,175        11,441      (21,237)
Provision for income taxes........................        -             642           807          -           1,449
                                                    ----------   ----------    ----------   -----------   ----------
Net income (loss).................................  $   22,686   $  (11,809)   $      368   $    11,441   $  (22,686)
                                                    ==========   ==========    ==========   ===========   ==========


                           HARVARD INDUSTRIES, INC.
                CONSOLIDATING INCOME STATEMENTS OF OPERATIONS
                       SIX MONTHS ENDED MARCH 31, 1995
                           (In thousand of dollars)

                                                                     Combined      Combined
                                                         Parent      Guarantor   Non-Guarantor
                                                         Company    Subsidiaries Subsidiaries Elimination   Consolidated
                                                      ----------   ------------- ------------ -----------   ------------
Sales...............................................  $   17,046   $  273,192   $   17,602   $     -       $  307,840
Intercompany sales..................................        -            -           8,507       (8,507)         -
                                                      ----------   ----------   ----------   ----------    ----------
      Total sales...................................      17,046      273,192       26,109       (8,507)      307,840
                                                      ----------   ----------   ----------   ----------    ----------
Costs and expenses:
  Cost of sales.....................................      15,456      243,449       21,230       (8,507)      271,628
  Selling, general and administrative...............       5,643        9,097         -            -           14,740
  Interest expense..................................       6,815          949            5         -            7,769
  Other (income) expense, net.......................        (919)        (241)         963         -             (197)
  Equity in (income) loss of
    subsidiaries....................................     (11,582)      (1,793)        -          13,375          -
  Allocated expenses................................      (6,638)       6,146          492                       -
                                                      ----------   ----------   ----------   ----------    ----------
      Total costs and expenses......................       8,775      257,607       22,690        4,868       293,940
                                                      ----------   ----------   ----------   ----------    ----------
Income (loss) before income taxes...................       8,271       15,585        3,419      (13,375)       13,900
Provision for income taxes..........................        -           4,003        1,626         -            5,629
                                                      ----------   ----------   ----------   ----------    ----------
   Net income (loss)................................  $    8,271   $   11,582   $    1,793   $  (13,375)    $   8,271
                                                      ==========   ==========   ==========   ==========     =========

                           HARVARD INDUSTRIES, INC.
                    CONSOLIDATING STATEMENT OF CASH FLOWS
                       SIX MONTHS ENDED MARCH 31, 1996
                          (In thousands of dollars)

                                                                           Combined        Combined
                                                              Parent       Guarantor     Non-Guarantor
                                                              Company     Subsidiaries   Subsidiaries   Elimination   Consolidated
                                                            ----------    ------------   ------------   -----------   ------------
Cash flows related to operating activities:
  Net income (loss)........................................ $   (22,686)     (11,809)           368        11,441     $  (22,686)
  Add back (deduct) items not affecting
   cash and cash equivalents:
    Equity in (income) loss of subsidiaries................      11,809         (368)         -           (11,441)          -
    Depreciation and amortization..........................       1,790       23,608            503           -           25,901
    Loss on disposition of property, plant and
     equipment and property held for sale..................        -             982           -              -              982
    Postretirement benefits................................        -           3,848           -              -            3,848
  Changes in operating assets and liabilities:
    Accounts receivable....................................         767          713            391           -            1,871
    Inventories............................................          41        2,449           (637)          -            1,853
    Other current assets...................................        (388)         569            (14)          -              167
    Accounts payable.......................................        (316)      (7,080)           526           -           (6,870)
    Accrued expenses and income taxes payable..............     (17,584)        (843)         2,352            11        (16,064)
    Other noncurrent liabilities...........................                      474           -              -              474
                                                            -----------   ----------     ----------     ---------     ----------

          Net cash provided by operations..................     (26,567)      12,543          3,489            11        (10,524)
                                                            -----------   ----------     ----------     ---------     ----------
Cash flows related to investing activities:
  Acquisition of property, plant and equipment.............          22      (18,489)        (2,320)          -          (20,787)
  Proceeds to date from sale of discontinued operations....       2,673         -              -              -            2,673
  Proceeds from disposition of property, plant and equipment       -             663           -              -              663
  Net change in other noncurrent accounts...................       (472)       2,581         (3,199)           20         (1,070)
                                                            -----------   ----------     ----------    ----------     ----------
Net cash provided by (used in) investing activities.........      2,223      (15,245)        (5,519)           20        (18,521)
                                                            -----------   ----------     ----------    ----------     ----------
Cash flows related to financing activities:
  Proceeds from exercise of stock options...................         29         -              -              -               29
  Net borrowings under revolving working capital loan.......     18,000         -              -              -           18,000
  Repayments of long-term debt..............................        (16)      (1,350)          -              -           (1,366)
  Pension fund payment pursuant to PBGC settlement agreement        -         (3,000)          -              -           (3,000)
  Payment of EPA settlement agreements......................       (781)        (134)           105           -             (810)
  Net changes in intercompany balances......................     (9,711)      10,302           (591)          -             -
                                                            ------------  -----------    ----------    ----------     ----------
Net cash provided by (used in)  financing activities........      7,521        5,818           (486)          -           12,853
                                                            ------------  -----------    ----------    ----------     ----------
Net increase (decrease) in cash and cash equivalents........    (16,823)       3,116         (2,516)           31        (16,192)

Cash and cash equivalents :
  Beginning of period.......................................     18,645       (2,180)         3,491           (31)        19,925
                                                            -----------  -----------     ----------    ----------     ----------
  End of period.............................................$     1,822  $       936     $      975    $      -       $    3,733
                                                            ============  ===========    ==========    ==========     ==========


                           HARVARD INDUSTRIES, INC.
                    CONSOLIDATING STATEMENT OF CASH FLOWS
                       SIX MONTHS ENDED MARCH 31, 1995
                          (In thousands of dollars)


                                                                              Combined       Combined
                                                                 Parent       Guarantor    Non-Guarantor
                                                                 Company     Subsidiaries  Subsidiaries  Elimination Consolidated
                                                                 ----------  ------------  ------------  ----------- -------------
Cash flows related to operating activities:
  Net income (loss)............................................  $    8,271   $   11,582    $    1,793    $  (13,375)  $    8,271
  Add back (deduct) items not affecting
   cash and cash equivalents:
    Income tax allocation charge...............................        -           3,665          -             -           3,665
    Equity in (income) loss of subsidiaries....................     (11,582)      (1,793)         -           13,375         -
    Depreciation and amortization..............................       1,441       13,293           639          -          15,373
    Disposition of property, plant and
     equipment and property held for sale......................        -             683          -             -             683
    Postretirement benefits....................................        -           1,800          -             -           1,800
  Changes in operating assets and liabilities :
    Accounts receivable........................................      (2,178)      (4,154)          285          -          (6,047)
    Inventories................................................        (741)       5,489           809          -           5,557
    Other current assets.......................................        (899)         156            (8)         -            (751)
    Accounts payable...........................................       1,480        3,541          (185)         -           4,836
    Accrued expenses and income taxes payable..................     (11,804)        (771)       (3,824)           25      (16,374)
                                                                 ----------   ----------    ----------    ----------   ----------

    Net cash provided by (used in) operations..................     (16,012)      33,491          (491)           25       17,013
                                                                 ----------   ----------    ----------    ----------    ---------
Cash flows related to investing activities:
  Acquisition of property, plant and equipment.................         (35)      (7,652)         -             -          (7,687)
  Proceeds to date from sale of discontinued operations........       4,224         -              625          (625)       4,224
  Proceeds from disposition of property,
    plant and equipment........................................        -             928          -             -             928
  Net change in other noncurrent accounts......................      (1,542)         244         1,112           683          497
                                                                 ----------   ----------    ----------     ---------     --------
Net cash provided by (used in) investing activities............       2,647       (6,480)        1,737            58       (2,038)
                                                                 ----------   ----------    ----------     ---------     --------
Cash flows related to financing activities:
  Proceeds from exercise of stock options......................       2,400         -             -             -           2,400
  Repayments of long-term debt.................................      (1,131)      (3,684)         -             -          (4,815)
  Pension fund payment pursuant to PBGC settlement agreement...        -          (3,000)         -             -          (3,000)
  Net changes in intercompany balances.........................      10,857       (9,660)       (1,197)         -            -
                                                                 ----------   ----------    ----------     ---------     --------
Net cash provided by (used in)  financing activities...........      12,126      (16,344)       (1,197)            0       (5,415)
                                                                 ----------   ----------    ----------     ---------     --------
Net increase (decrease) in cash and cash equivalents...........      (1,239)      10,667            49            83        9,560

Cash and cash equivalents :
  Beginning of period..........................................       4,218       54,417         1,839          (114)      60,360
                                                                 ----------   ----------    ----------    ----------   ----------
  End of period................................................  $    2,979   $   65,084    $    1,888    $      (31)  $   69,920
                                                                 ==========   ==========    ==========    ==========   ==========

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                          (IN THOUSANDS OF DOLLARS)



FORWARD-LOOKING STATEMENTS


         This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements may include, but not be limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, financing needs or plans, plans relating to products or services of the Company, as well as assumptions relating to the foregoing.

         Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Quarterly Report, particularly the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences.

GENERAL

         The volume of the Company's business has changed significantly due principally to the acquisition of Doehler- Jarvis on July 28, 1995. The acquisition was accounted for under the purchase method of accounting and, accordingly, this operation is reflected in the consolidated financial results of the Company only since the date of acquisition. For this reason, comparison of financial results may not be meaningful.

          The Company's results of operations have been adversely impacted during the three and six months ended March 31, 1996 by the following conditions: decline in large passenger car sales, the effects of the March 1996 General Motors "GM" strike, adverse weather conditions in January and February 1996, increased launch costs related to new and replacement business, and losses related to two of the Doehler-Jarvis Programs with one of its major customers which were launched in fiscal 1995. During the three months ended March 31, 1996, the cost of sales exceeded revenues (negative gross margin) for Doehler-Jarvis, primarily reflecting continued losses under the Manifold Program and a program for Bell Housings ("the Programs"). Presently, the Company is in intensive discussions with one of its major customers seeking modifications to these Programs.

RESULTS OF OPERATIONS

Six Months Ended March 31, 1996 Compared to Six Months Ended March 31, 1995

         Sales. Excluding $149,000 of Doehler-Jarvis sales, consolidated sales decreased $46,000. The automotive accessories segment sales accounted for 96% and 95%, respectively, of consolidated sales for the six months ended March 31, 1996 and 1995. Automotive component sales, excluding $145,000 of such sales by Doehler-Jarvis, decreased $44,000, of which $17,000 was due to lower volumes for existing light vehicle platforms, principally for passenger cars, $11,000 due to the effects of the March 1996 Strike at GM and $16,000 attributable to the inclusion in 1995 of sales to Ford phased out in June 1995, as previously disclosed. Nonautomotive sales decreased $402 due to a decrease in furniture sales.

         Gross Profit.  The consolidated gross profit expressed as a percentage
of sales (the "gross profit margin") decreased from 11.8% to 6.5%.   The gross
profit margin of the automotive segment decreased from 11.9% to 6.5%. However, excluding Doehler-Jarvis' gross profit margin, the automotive segment would have decreased from 11.9% to 6.8%. The decrease in the gross profit margin was due principally to the lower passenger car sales mentioned above, effects of the March 1996 GM Strike, January and February 1996 adverse weather conditions,
and excess launch costs for new and replacement products.   Doehler-Jarvis
had sales of the Programs aggregating $22,000 for which a negative gross margin of $3,200 was incurred. The nonautomotive segment had a decrease in gross profit of $684, due principally to the fact that the prior year's gross profit included a one time favorable settlement with a supplier amounting to $475, as well as a product mix change in 1996.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2,633, or 20.7% , after excluding $6,826 of such expenses of Doehler-Jarvis, and due to the fact that 1996 does not include any bonus provision with respect to the Company's key management and operating personnel, as compared to $2,000 in 1995. The current year includes salary increases and additional nonautomotive selling costs incurred to penetrate the mass merchandising furniture market. As a percentage of sales, such consolidated expenses were 5.4% and 4.8% for the six months ended March 31, 1996 and 1995, respectively.

         Interest Expense. Interest expense increased from $7,769 to $20,361 for the six months ended March 31, 1996. The increase in interest expense was the result of the issuance in July 1995 of the 11 1/8% Senior Notes, capital leases which were assumed in the Doehler-Jarvis acquisition and the revolving working capital loans under its Credit Agreement.

         Other (income) Expense, Net. The change in this caption was due, principally, to the increase in goodwill amortization of $4,372 due to the acquisition of Doehler-Jarvis and the reduction in interest income due to the use of approximately $26,300 of cash on hand in the acquisition of Doehler-Jarvis.

         Provision for Income Taxes. The differences between the statutory federal income tax rate and the Company's effective income tax rates result, principally, from generating an operating profit in Canada and an operating loss in the U.S.

         Net Income (Loss). Net loss for the six months ended March 31, 1996 was $22,686 compared to a net income of $8,271 in the comparable prior year six month period. The change is because operating results (as described above), were insufficient to cover increases in interest expense and amortization of goodwill.

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

         Sales. Excluding $75,000 of Doehler-Jarvis sales, consolidated sales decreased $32,000. The automotive accessories segment sales accounted for 96% and 94%, respectively, of consolidated sales for the three months ended March 31, 1996 and 1995. Automotive component sales, excluding $74,000 of such sales by Doehler-Jarvis, decreased $30,000, of which $10,000 was due to lower volumes for existing light vehicle platforms, principally passenger cars, $11,000 was due to the effects of the March 1996 strike at GM and $9,000 was attributable to the inclusion in 1995 of sales to Ford phased out in June 1995, as previously disclosed. Doehler-Jarvis had sales of the Programs aggregating $13,000 for which a negative gross margin of $2,600 was incurred. Nonautomotive sales reflected a decrease in furniture sales of $2,000.

         Gross Profit.  The consolidated gross profit expressed as a percentage
of sales (the "gross profit margin") decreased from 13.2% to 2.2%.   The gross
profit margin of the automotive segment decreased from 13.7% to 2.2%. However, if Doehler-Jarvis' negative gross margin for the quarter was eliminated, the automotive segment would have decreased from 13.7% to 3.9%. The decrease in the gross profit margin was due principally to the lower passenger car sales volumes mentioned above, the effects of the March 1996 GM strike, January and February weather related problems and excess launch costs for new and replacement products. Cost of sales exceeded revenues for Doehler-Jarvis operations during the second fiscal quarter as a result of losses incurred related to the Programs previously discussed. Additionally, the nonautomotive segment had a decrease in gross profit of $382, principally due to the second quarter 1996 decline in sales volume.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1,984, or 32.7%, after excluding $3,895 of such expenses of Doehler-Jarvis, and due to the fact that 1996 does not include any bonus provision with respect to the Company's key management and operating personnel, as compared to $1,250 in 1995. The current year includes salary increases and additional nonautomotive selling costs incurred to penetrate the mass merchandising furniture market. As a percentage of sales, such consolidated expenses were 5.9% and 4.6% for the three months ended March 31, 1996, and 1995, respectively.

         Interest Expense. Interest expense increased from $4,054 to $10,311 for the quarter ended March 31, 1996. The increase in interest expense was the result of the issuance in July 1995 of the 11 1/8% Senior Notes, capital leases which were assumed in the Doehler-Jarvis acquisition, and the revolving working capital loans under its Credit Agreement.

         Other (Income) Expense, Net. The change in this caption was due, principally, to the increase in goodwill amortization of $2,186 attributable to the acquisition of Doehler-Jarvis and the reduction in interest income due to the use of approximately $26,300 of cash on hand in the acquisition of Doehler-Jarvis.

         Provision for Income Taxes. The differences between the statutory federal income tax rate and the Company's effective income tax rates result, principally, from generating an operating profit in Canada and an operating loss in the U.S.

         Net Income (Loss). Net loss for the three months ended March 31, 1996 was $20,962 compared to a net income of $5,767 in the comparable prior year quarter. The change is because operating results (as described above) were insufficient to cover increased interest costs and goodwill amortization related to the acquisition.

LIQUIDITY AND CAPITAL RESOURCES

         For the six months and three months ended March 31, 1996, the Company had negative cash flow from operations of $10,524 and $20,361, respectively. Proceeds from the sale of discontinued operations and a sale of a building generated cash of $3,336 during the six months ended March 31, 1996. The negative cash flow from operations for the three months ended March 31, 1996 resulted in requirements for the Company to borrow under its Credit Agreement. At March 31, 1996, such working capital loans amounted to $18,000. These working capital loans, together with cash on hand at September 30, 1995, were used primarily to fund working capital needs, the purchase of property, plant and equipment of $20,787, to meet debt service obligations (principal and interest) of $20,008, and to fund pension payments pursuant to the PBGC settlement agreement and EPA payments of $3,810. The Company had a deficiency of earnings over fixed charges and dividends on preferred stock of $28,659 and $24,125, respectively, for the six months and three months ended March 31, 1996.

         Capital Expenditures. Company expenditures for property, plant and equipment during the first six months ended March 31, 1996 and 1995 were $20,787 and $7,687, respectively, principally for machinery and equipment required in the ordinary course of operating the Company's business. Approximately, $7,211 of the increase in capital expenditures was attributable to Doehler-Jarvis. The Company revised its use of anticipated funds from operations from $45,000 to $30,000, with respect to 1996 capital expenditures which excludes certain equipment which may be leased pursuant to operating leases. The Company does not anticipate any material effect upon operations as a result of such revised use of anticipated funds.

         General. In addition to its debt service and capital expenditures' requirements, the Company will have requirements during the last six months of fiscal 1996 to fund: (i) costs associated with the ESNA matter, estimated to be $3,000, (ii) restructuring costs of approximately $2,250, (iii) costs associated with legal proceedings and claims relating to environmental matters estimated to be approximately $1,000 and (iv) contributions of an additional $3,000 to be made to certain pension plans (in addition to the Company's minimum funding requirements with respect to each such plan).

         ESNA. Although the Company has projected that the 1996 estimated cost of the ESNA matter will not be material, the ultimate cost of disposition of this matter, as well as the required funding of such costs, is dependent upon future events, the outcomes of which are not determinable at the present time. Such outcomes could have a material effect on the Company's financial condition, results of operations and/or liquidity. If it is ultimately determined that the deviations from specifications and certifications made in connection therewith, constitute violations of various statutory and regulatory provisions, the Company may, among other things, be subject to criminal prosecution, treble damages and penalties under the Civil False Claims Act or Racketeer Influenced and Corrupt Organization Act, as well as administrative sanctions, such as debarment from future government contracting.

         Credit Agreement. The Company borrowed under its Credit Agreement during the second quarter and anticipates continuing to borrow working capital for the next twelve months. Under its Credit Agreement, which expires on September 30, 1998, the Company may borrow up to $100,000, $70,000 of which may be used for revolving working capital loans. In this regard, the Company had $18,000 of working capital loans outstanding as of March 31, 1996, and as of May 10, 1996, had working capital loans of $28,000 outstanding. The working capital loans resulted from negative operating cash flow. Because the Company anticipates continued use of working capital loans under its Credit Agreement for the next twelve months, and the Credit Agreement expires on September 30, 1998, the Company has classified the revolving working capital loans as a long-term liability.

         Due to the negative operating results generated during the quarter ended March 31, 1996, the Company was not in compliance with the minimum consolidated interest coverage ratio of 2.0 to 1.0 nor the maximum consolidated total debt ratio of 3.5 to 1.0 required under the Credit Agreement. However, on May 14, 1996, the Company obtained from the lenders a "Waiver and Consent" to its Credit Agreement whereby the Company's non-compliance with the financial covenants as of March 31, 1996 was waived. The Company continues to have the ability to make revolving working capital loans, subject to "Borrowing Base" availability. The Company anticipates negotiating by June 30, 1996 an Amendment to the Credit Agreement to modify future financial covenants. Borrowings available under the existing Credit Agreement are anticipated to provide necessary liquidity through fiscal year 1997.

         PIK Preferred Stock. The Company continues to explore various financing alternatives, including capital market alternatives with respect to its 14 1/4% PIK Preferred Stock outstanding, which shares are required to be redeemed on or before November 16, 1998. If the Company fails to redeem the PIK Preferred Stock on said date, or otherwise fails to make a dividend payment, then the number of directors constituting the Board shall be increased by two and the outstanding shares of the PIK Preferred Stock shall vote as a class, with each shareholder entitled to one vote, to elect two Directors to fill such newly created directorships.

         Outlook for Third Quarter. The Company currently expects that sales, operating income and cash flow for the third quarter ending June 30, 1996 will again be negatively impacted by the continued reduction and inconsistent demands for large passenger cars, as compared to last year's third quarter. The Company also expects continuation of losses on the Programs, subject to obtaining modifications from its customer, currently the subject of discussions. These factors will require the Company to continue to use working capital loans to fund operations. While the Company anticipates that the discussions will result in favorable modifications of the Programs, there is no assurance that there will be favorable modifications or the extent of such modifications, if any.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         As previously disclosed, a complaint was filed in the United States District Court, Central District of California, in May, 1995, entitled VSI Corporation d/b/a/Harco vs. Harvard Industries, Inc. d/b/a ESNA, and Does 1 -
50. The complaint alleged that as a result of certain actions at the Company's discontinued ESNA division, including the facts discussed in Note 2 of the notes to consolidated financial statements as of and for the period ended March 31, 1996 and 1995, included in this report, the Harco Division of VSI Corporation ("Harco") was damaged and sought damages, including treble damages under the Federal Racketeer Influenced and Corrupt Organizations Act, in an amount to be determined at trial. In April, 1996, the Company and Harco negotiated a settlement whereby the Company paid Harco cash and forgave accounts receivable (in an aggregate amount that is not material to the Company) and, the Company agreed to indemnify Harco against future claims relating to the ESNA matter, if any, that may be asserted against Harco by its customers, and to indemnify Harco for certain future costs, if any, that may result from non-performance by the Company's sub-contractor in filling Harco's orders. As part of the settlement, Harco dismissed its complaint against the Company and the proceedings are now concluded.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On March 18, 1996, the Company held an Annual Meeting of Shareholders at which the following action was taken:

1. The following individuals were elected at the meeting (with the voting results reflected for each such individual) to serve until the next Annual Meeting and until their successors are elected and qualified:

                                                                               ABSTENTIONS
                                                                               AND BROKER
                                                FOR         WITHHELD           NON-VOTES
                                           -----------      --------           ---------
         Vincent J. Naimoli                6,122,638           900               900
         John W. Adams                     6,122,638           900               900


         C. Scott Bartlett, Jr.            6,122,638           900               900
         Joseph P. Hoar                    6,122,638           900               900
         Michael Hoffman                   6,095,338        28,200               900

2. A proposal to amend the Restated Certificate of Incorporation of the Company to increase the number of authorized shares of Common Stock, par value $.01 per share, from 15,000,000 shares to 30,000,000 shares:
         6,055,038 shares were voted "For" the proposal, 67,600 shares were voted "Against" the proposal, and 900 shares abstained or otherwise represented broker non-votes.

3. A proposal to change the Company's state of incorporation from Delaware to Florida through a merger of the Company with a newly-formed and wholly-owned Florida subsidiary: 4,557,124 shares were voted "For" the proposal, 109,800 shares were voted "Against" the proposal, and 1,300 shares abstained or otherwise represented broker non-votes.

4.       A proposal to adopt the Company's 1995 Employee Stock Purchase Plan:
         4,660,404 shares were voted "For"the proposal, 2,830 shares were voted "Against" the proposal, and 1,100 shares abstained or otherwise represented broker non-votes.

5.       A proposal to adopt the Company's Stock Plan for Non-Employee
         Directors: 4,633,214 shares were voted "For" the proposal, 37,330 shares were voted "Against" the proposal, and 2,540 shares abstained or otherwise represented broker non-votes.


ITEM 5.  OTHER INFORMATION.

         The Ratio of Earnings to Fixed Charges and Dividends on Preferred Stock, and the supporting computation thereof, are filed as Exhibit 12.1 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

3.1 Articles of Merger, dated as March 20, 1996, between Harvard Industries, Inc. and Harvard Merger Corporation, and filed with the Secretary of State of Florida on March 22, 1996.

3.2 Certificate of Merger of Harvard Industries, Inc. into Harvard Merger Corporation, dated as of March 20, 1996, and filed with the Secretary of State of Delaware on March 25, 1996.

3.3 Articles of Incorporation of Harvard Industries, Inc. (incorporated under the name of Harvard Merger Corporation), and filed with the Secretary of State of Florida on February 8, 1996.

3.4 Amendment to Articles of Incorporation of Harvard Industries, Inc. and filed with the Secretary of State of Florida on March 22, 1996.

3.5      By-Laws of Harvard Industries, Inc..

10. Amendment No. 1, Waiver and Consent, dated as of March 31, 1996, to the Credit Agreement, dated as of July 28, 1995, among the Company and certain of its subsidiaries with Chemical Bank, for itself and as agent for the other lenders party thereto.

12.1 Computation of Ratio of Earnings to Fixed Charges and Dividends on Preferred Stock.

27.      Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K:
         None

                                 EXHIBIT INDEX

EXHIBIT NO.                      DESCRIPTION                            PAGE NO.

 3.1 Articles of Merger, dated as of March 20, 1996, between Harvard Industries, Inc. and Harvard Merger Corporation, and filed with the Secretary of State of Florida on March 22, 1996.

 3.2 Certificate of Merger of Harvard Industries, Inc. into Harvard Merger Corporation, dated as of March 20, 1996, and filed with the Secretary of State of Delaware on March 25, 1996.

 3.3 Articles of Incorporation of Harvard Industries, Inc. (incorporated under the name of Harvard Merger Corporation), and filed with the Secretary of State of Florida on February 8, 1996.

 3.4     Amendment to Articles of Incorporation of Harvard Industries,
         Inc. and filed with the Secretary of State of Florida on March 22, 1996.

 3.5     By-Laws of Harvard Industries, Inc..

10. Amendment No. 1, Waiver and Consent, dated as of March 31, 1996, to the Credit Agreement dated as of July 28, 1995, among the Company and certain of its subsidiaries with Chemical Bank, for itself and as agent for the other lenders party thereto.

12.1 Computation of Ratio of Earnings to Fixed Charges and Dividends on Preferred Stock.

27.      Financial Data Schedule (for SEC use only)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.






                                                HARVARD INDUSTRIES, INC.
                                     -----------------------------------------
                                                      (Registrant)

                 May 14, 1996               /s/ Joseph J. Gagliardi
                                     -----------------------------------------
                                                Joseph J. Gagliardi
                                                Vice President Finance and
                                                Chief Financial Officer
                                                (Principal Financial Officer)

                 May 14, 1996               /s/ William J. Warren
                                      -----------------------------------------
                                                William J. Warren
                                                Vice President and
                                                Chief Accounting Officer
                                                (Principal Accounting Officer)