Form 10-Q
period 1996-06-30
HARVARD INDUSTRIES INC
filed 1996-08-13
CIK 46012

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 13, 1996
================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                ------------------------------------------------

                                   FORM 10-Q
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM                   TO
                          COMMISSION FILE NO. 0-21362
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
THE NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK, AS OF AUGUST 13, 1996, WAS 7,004,407.
================================================================================

                            HARVARD INDUSTRIES, INC.

                                     INDEX

PART 1.         FINANCIAL INFORMATION:                                     PAGE
                                                                           ----

Item 1. Financial Statements:

Consolidated Balance Sheets
        June 30, 1996 (Unaudited) and September 30, 1995 (Audited)......     2

Consolidated Statements of Operations ( Unaudited)
        Three and Nine Months Ended June 30, 1996 and 1995..............     3

Consolidated Statements of Cash Flows ( Unaudited)
        Nine Months Ended June 30, 1996 and 1995........................     4

Notes to Consolidated Financial Statements - ( Unaudited)...............     5


Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations............................................   17


PART II.         OTHER INFORMATION:


Item 5.  Other Information...............................................   22

Item 6.  Exhibits and Reports on Form 8-K................................   22


SIGNATURES...............................................................   23


                            HARVARD INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND SEPTEMBER 30, 1995
                           (In thousands of dollars)

                                                                                 June 30,     September 30,
                                                                                   1996           1995
                                                                                ---------      ------------
    ASSETS                                                                      (Unaudited)     (Audited)

    Current assets:
      Cash and cash equivalents..................................              $     1,108   $      19,925
      Accounts receivable, net...................................                  118,738         102,714
      Inventories................................................                   60,134          63,742
      Net assets of discontinued operations......................                    -               7,621
      Prepaid expenses and other current assets..................                    1,791           1,415
                                                                               -----------   -------------
             Total current assets................................                  181,771         195,417

    Property, plant and equipment, net...........................                  304,867         307,247
    Intangible assets, net.......................................                  134,816         132,537
    Net assets of discontinued operations........................                    4,080          -
    Other assets,net.............................................                   25,157          27,061
                                                                               -----------   -------------
                                                                               $   650,691   $     662,262
                                                                               ===========   =============
    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

    Current liabilities:
      Current portion of long-term debt..........................              $     1,993   $       2,801
      Revolving working capital loan.............................                   31,000          -
      Accounts payable...........................................                   77,696          79,702
      Accrued expenses...........................................                   79,483          85,232
      Income taxes payable.......................................                    6,889           8,265
                                                                               -----------   -------------
             Total current liabilities...........................                  197,061         176,000

    Long-term debt...............................................                  320,734         322,000
    Postretirement benefits other than pensions..................                  101,410          95,642
    Other .......................................................                   27,978          31,175
                                                                               -----------   -------------
             Total liabilities...................................                  647,183         624,817
                                                                               -----------   -------------
    14 1/4% Pay-In-Kind Exchangeable Preferred Stock,
        ($110,784 liquidation value at June 30, 1996 - includes
         $10,782 of undeclared dividends payable on
         September 30, 1996).....................................                  110,784          99,651
                                                                               -----------   -------------
     Shareholders' deficiency:
      Common Stock, $.01 par value; 30,000,000 shares authorized;
        shares issued and outstanding : 6,999,407 at June 30,
        1996  and  6,994,907 at September 30, 1995...............                       70              70
      Additional paid-in capital.................................                   45,803          56,899
      Additional  minimum pension liability......................                   (1,836)         (1,836)
      Foreign currency translation adjustment....................                   (1,934)         (1,743)
      Accumulated deficit........................................                 (149,379)       (115,596)
                                                                               -----------   -------------
               Total shareholders' deficiency....................                 (107,276)        (62,206)
                                                                               -----------   -------------
    Commitments and contingent liabilities.......................

                                                                               $   650,691   $     662,262
                                                                               ===========   =============

See accompanying Notes to Consolidated Financial Statements (Unaudited).

                            HARVARD INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE AND NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)
           (In thousands of dollars, except share and per share data)

                                                                           Three months ended             Nine months ended
                                                                     -----------------------------  -----------------------------
                                                                         June 30,        June 30,       June 30,        June 30,
                                                                           1996            1995           1996            1995
                                                                     -------------   -------------  -------------   -------------
 Sales............................................................   $     222,300   $     149,926  $     633,657   $     457,766
                                                                     -------------   -------------  -------------   -------------
 Costs and expenses:
    Cost of sales.................................................         208,275         129,123        593,051         400,751
    Selling, general and administrative...........................          10,335           8,423         32,534          23,163
    Interest expense..............................................          10,918           3,917         31,279          11,686
    Other (income) expense, net...................................           3,117            (170)         8,375            (367)
                                                                     -------------   -------------  -------------   -------------
        Total costs and expenses..................................         232,645         141,293        665,239         435,233
                                                                     -------------   -------------  -------------   -------------
 Income (loss) before income taxes................................         (10,345)          8,633        (31,582)         22,533
 Provision for income taxes.......................................             752           4,256          2,201           9,885
                                                                     -------------   -------------  -------------   -------------
 Net income (loss)................................................   $     (11,097)  $       4,377  $     (33,783)  $      12,648
                                                                     ==============  =============  =============   =============
 Net income (loss) attributable to common shareholders (a)........   $     (14,808)  $         359  $     (44,916)  $       1,097
                                                                     ==============  =============  =============   =============
 Net income (loss) per common share (a)...........................   $       (2.12)  $        0.05  $       (6.42)  $        0.16
                                                                     ==============  =============  =============   =============
 Weighted average number of common shares outstanding.............       6,999,407       7,244,477      6,997,157       7,026,782
                                                                     ==============  =============  =============   =============

 (a) After deducting accrued dividends and accretion related to the Company's 14 1/4% PIK Exchangeable Preferred Stock.


   See accompanying Notes to Consolidated Financial Statements (Unaudited).

                            HARVARD INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (Unaudited)
                           (In thousands of dollars)

                                                                                Nine months ended
                                                                              -----------------------
                                                                                June 30,     June 30,
                                                                                  1996         1995
                                                                              ----------   ----------
  Cash flows related to operating activities:
    Net income (loss).....................................................    $  (33,783)  $   12,648
    Add back (deduct) items not affecting cash and cash equivalents:
      Income tax allocation charge........................................          -           7,210
      Depreciation and amortization.......................................        40,875       23,322
      Loss on disposition of property, plant and equipment
       and property held for sale.........................................           918          968
      Postretirement benefits.............................................         5,768        2,700
    Changes in operating assets and liabilities :
       Accounts receivable................................................       (16,024)       2,382
       Inventories........................................................           879         (737)
       Other current assets...............................................          (376)         831
       Accounts payable...................................................        (2,006)       2,394
       Accrued expenses and  income taxes payable.........................       (12,281)     (17,893)
       Other noncurrent liabilities.......................................          (986)       2,184
                                                                              ----------   ----------
    Net cash provided by (used in) operations.............................       (17,016)      36,009
                                                                              ----------   ----------

  Cash flows related to investing activities:
    Acquisition of property, plant and equipment..........................       (28,560)     (11,979)
    Proceeds to date from sale of discontinued operations.................         3,541        2,836
    Proceeds from disposition of property, plant and equipment............           663          943
    Net change in other noncurrent accounts...............................           585          544
                                                                              ----------   ----------
    Net cash used in investing activities.................................       (23,771)      (7,656)
                                                                              ----------   ----------
  Cash flows related to financing activities:
    Redemption of PIK preferred stock (including accrued dividends).......          -         (15,000)
    Proceeds from exercise of stock options...............................            37        2,416
    Net borrowings under credit agreement.................................        31,000         -
    Repayments of long-term debt..........................................        (2,074)      (5,155)
    Pension fund payment pursuant to PBGC settlement agreement............        (4,500)      (4,500)
    Payment of EPA settlements............................................        (2,493)      (1,907)
                                                                              ----------   ----------
    Net cash provided by (used in) financing activities...................        21,970      (24,146)
                                                                              ----------   ----------
  Net increase (decrease) in cash and cash equivalents....................       (18,817)       4,207
   Beginning of period....................................................        19,925       60,360
                                                                              ----------   ----------
   End of period..........................................................    $    1,108   $   64,567
                                                                              ==========   ==========



See accompanying Notes to Consolidated Financial Statements (Unaudited).

                            HARVARD INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1995
                                  (UNAUDITED)
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)


NOTE 1

     The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the periods presented. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 1995 included in the Company's Annual Report on Form 10 - K.

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

     At June 30, 1996, the remaining accrued costs of discontinued operations are primarily related to legal costs, fines and penalties, subcontractor costs and severance pay.The ultimate cost of disposition of the ESNA matter, as well as the required funding of such cost, is dependent upon future events, the outcomes of which are not determinable at the present time. Such outcomes could have a material effect on the Company's financial condition, results of operations and/or liquidity.

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

     Net assets of discontinued operations reflect the estimated net realizable value of remaining assets consisting primarily of the Union, New Jersey facility and certain royalty receivables. The Company has reclassified such net assets as noncurrent since existing facts indicate that realization will not occur during the current operating cycle. On May 6, 1996, the Company entered into an Agreement to sell the ESNA property in Union, New Jersey (the "Property") to a New Jersey developer, subject to certain conditions including
(i) the developer obtaining all necessary development approvals and permits so as to permit the construction of a 200 unit townhouse complex on the Property,
(ii) the Company obtaining applicable environmental clearances for the Property from the New Jersey Department of Environmental Protection and (iii) the Company demolishing and removing the building and related structures which are currently on the Property. The Agreement calls for the developer to purchase the Property in two (2) sections. While the closing dates for this transaction are contingent upon the satisfaction of the aforementioned conditions and, therefore, are not certain at this time, the Company estimates that the closing on the first section will take place within the next 24 months and the closing on the second section will take place within the next 36 months.

NOTE 3

     As of October 1, 1995, the Company changed its accounting for certain inventory (which comprised approximately 25% of the Company's previously reported inventory balance of $62,465 at September 30, 1995) from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. As a result of changes in the Company's manufacturing and inventory management processes, which are attributable to a continuing emphasis on cost reduction in the automotive industry, the Company believes that the FIFO method provides for a better matching of inventory costs with product sales for all of the Company's inventory. These changes include an emphasis on cost reduction programs, promotion of production efficiencies and the implementation of inventory reduction programs. The change from the LIFO method to the FIFO method has been applied retroactively by restating the financial statements of prior periods which are summarized as follows:



                                                     Decrease In
                                                      Beginning               Reduction      Increase      Increase
                                                     Accumulated               In Cost         Net         In Income
                                                      Deficit                 Of Sales        Income       Per Share
                                                   ---------------        ---------------  ------------  -------------
    Nine months ended June 30, 1995
      previously reported                             $1,126                   $296            $166          $.01

    Three months ended June 30, 1995                  $1,224                   $133            $ 68          $.03
      previously reported

NOTE 4

        On July 28, 1995, the Company acquired Doehler-Jarvis Inc. ("Doehler-Jarvis") for a purchase cost aggregating approximately $107,000. The acquisition was accounted for under the purchase method of accounting. The cost and repayment of existing Doehler-Jarvis debt aggregated approximately $218,000 and was financed through the proceeds from the private placement of $200,000 principal amount of 11 1/8% Senior Notes Due 2005 and cash on hand.

     In July 1995, Doehler-Jarvis initiated production of lower intake manifolds for one of its major customers (hereinafter "the Manifold Program"). In fiscal 1996, the Company finalized its purchase accounting analysis and determined that the estimated manufacturing costs of fulfilling the Manifold Program will exceed estimated revenues to be generated by $10,000. Accordingly, the Company adjusted the goodwill initially recorded at the July 28, 1995 date of acquisition of Doehler-Jarvis by $10,000 and established a liability (accrued program costs) to reflect the operating loss under the Manifold Program. Remaining accrued program costs at June 30, 1996 were $2,540. The Manifold Program reflected an additional negative gross margin of $4,400, for the nine months ended June 30, 1996, due to cost overruns in excess of the established liability.

     On July 25, 1996, the Company completed initial negotiations with the major customer for program modifications for the Manifold Program discussed above.
The Company and the customer executed a term sheet which summarizes the points of agreement. The customer has notified the Company that it will go forward immediately with certain elements of the agreement concerning the Manifold Program while the Company and the customer negotiate certain definitive agreements to memorialize the settlement. The Company and the customer also agreed upon a schedule whereby the customer will resource a bell housing program, currently produced by the Company, to another supplier. The bell housing program resulted in a negative gross margin loss of $1,800 for the nine months ended June 30, 1996. While termination and resourcing of the bell housing program commenced in July 1996, it is anticipated that it will not be completed until the end of December 1996.

     It is currently expected that the finalization of the resourcing of the bell housing program and the successful negotiation of the agreements for the modifications to the Manifold Program, together with the planned reduction of excess production costs, will substantially eliminate the negative gross margins with respect to these programs by September 30, 1996, and completely by the end of December 1996.

     Pro forma unaudited results of operations for the nine months ended June 30, 1995, assuming the acquisition of Doehler-Jarvis had occurred on October 1, 1994, are as follows:



      Sales                                                $670,001
      Net income                                           $  5,251
      Net loss attributable to common stockholders         $ (6,300)
      Net loss per share                                   $  ( .90)



     The summary pro forma financial data do not purport to represent what the Company's results of operations would actually have been had the transaction, in fact, occurred on such date or to project the Company's results of operations at any future date or for any future period.

NOTE 5

        During the nine months ended June 30, 1996, the Company recorded an increase of $11,133 in its 14 1/4% Pay-In-Kind Exchangeable Preferred Stock ("PIK Preferred Stock") and a corresponding deduction in additional paid-in-capital to recognize (i) an accrual of 75% of the required 1996 dividend which is payable in shares of PIK Preferred Stock on September 30, 1996 and (ii) the accretion of the related difference between the fair value of such stock at August 23, 1992 and redemption value.

NOTE 6

     Net income (loss) per common share is computed by dividing net income
(loss) [after deducting accrued dividends and accretion related to PIK Preferred Stock] by the weighted average number of common shares outstanding. No consideration was given in both of the 1996 periods to equivalent shares related to stock options since such shares are anti-dilutive.

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

NOTE 9

     As of June 30, 1996, the Company had $31,000 of revolving working capital loans and $21,000 of standby letters of credit outstanding pursuant to its Credit Agreement. As a result of the adverse operating results during the current year, the Company was not in compliance with the minimum consolidated interest coverage ratio of 2.0 to 1.0, the minimum current ratio of 1.0 to 1.0, nor the maximum consolidated total debt ratio of 3.5 to 1.0 required by its Credit Agreement.

     The Company on July 25, 1996 entered into an agreement with its banks under the Company's Revolving Credit Agreement pursuant to which the banks waived the non-compliance with the covenants involving maintenance of financial ratios and other coverages at June 30, 1996. The Company had previously notified the banks that it was unable to comply with these covenants both at June 30, 1996 and September 30, 1996, because it had experienced lower than expected operating performance.

     The new arrangements with the banks include, among other things, an effective increase in the applicable interest rate under the Revolving Credit Agreement by 3.75% per year, as well as a reduction of available inventory to be used in the borrowing base. As of June 30, 1996, the effect of the new arrangement was to reduce the inventory borrowing base from $13,000 to a maximum of $5,000. Effective September 2, 1996, inventory will be eliminated from the borrowing base, leaving accounts receivable as the basis upon which to borrow funds. Due to the fluctuating nature of accounts receivable, the borrowing base will change over time. The Company believes the lowest point of its borrowing base availability, approximately $51,000 occurred during the week ending August 2, 1996. The Company believes the low point of its borrowing base was primarily due to the seasonal shut down of its customers' manufacturing plants during the first two weeks in July, 1996, thereby reducing accounts receivable. The Company anticipates its borrowing base availability will range from approximately $60,000 during the week ending August 9, 1996 to a high of $85,000 during the week ending September 27, 1996.

     In view of the Company's operating performance to date, new business and cost savings programs requiring capital expenditures of $28,000 during the first nine months of the fiscal year, and the reduction of the inventory borrowing base by $8,000, the Company determined that additional short term liquidity was necessary. On August 2, 1996, the Company borrowed $7,000 under a new $10,000 short term credit facility maturing on December 31, 1996, with certain of its existing banks. The new credit facility is collateralized by the Company's machinery and equipment. The interest rate is 4% over the alternate base rate as defined. The Company paid a $1,000 facility fee on August 2, 1996. The Company will pay an additional facility fee of $250 for each month any loans under the facility are outstanding beyond September 29, 1996.

     The Company and the banks have tentatively scheduled a meeting to be held in September of 1996 to discuss future modifications to the Company's Revolving Credit Agreement. The Company is also actively pursuing other financing alternatives.

     The Company is also in the process of investigating other strategic alternatives, including, among other things, the sale of certain assets and businesses. In this regard, the Company has retained an investment banker to begin the process of the sale of non-core assets and another investment banker will be retained shortly.

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

     The following condensed consolidating information presents:

     1. Condensed balance sheets as of June 30, 1996 and September 30, 1995 and condensed statements of operations and cash flows for the nine months ended June 30, 1996 and 1995.

     2. The Parent Company and Combined Guarantor Subsidiaries with their investments in subsidiaries accounted for on the equity method.

     3. Elimination entries necessary to consolidate the Parent Company and all of its subsidiaries.

     4. The Parent Company, pursuant to the terms of an interest bearing note with Guarantor Subsidiaries, has included in their allocation of expenses, interest expense for the nine months ended
June 30, 1996 and 1995, respectively.

     The Company believes that providing the following condensed consolidating information is of material interest to investors in the Notes and has not presented separate financial statements for each of the Guarantors.

                            HARVARD INDUSTRIES, INC.
                          CONSOLIDATING BALANCE SHEET
                                 JUNE 30, 1996
                           (In thousands of dollars)

                                                                Combined       Combined
                                                   Parent      Guarantor     Non-Guarantor
                                                   Company    Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                                 ---------  -------------  --------------  --------------  -------------
ASSETS
Current assets:
  Cash and cash equivalents..................... $   1,076  $      -       $           32  $       -       $       1,108
  Accounts receivable, net......................     5,867        105,105           7,766          -             118,738
  Inventories...................................     5,067         52,906           2,161          -              60,134
  Prepaid expenses and other current assets.....       499          1,284               8          -               1,791
                                                 ---------  -------------  --------------  --------------  -------------
    Total current assets........................    12,509        159,295           9,967          -             181,771
Investment in Subsidiaries......................   322,750         46,785          -             (369,535)        -
Property, plant and equipment, net..............     4,855        292,017           7,995          -             304,867
Intangible assets, net..........................      -           134,816          -               -             134,816
Net assets of discontinued operations...........     4,080         -               -               -               4,080
Intercompany receivables........................   396,642        177,160          38,793        (612,595)        -
Other assets....................................    16,716          8,201             240          -              25,157
                                                 ---------  -------------  --------------  --------------  -------------
                                                 $ 757,552  $     818,274  $       56,995  $     (982,130) $     650,691
                                                 =========  =============  ==============  ==============  =============
LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt............. $       6  $       1,987  $       -       $       -       $       1,993
  Revolving working capital loan................    31,000         -               -               -              31,000
  Accounts payable..............................     3,480         70,212           4,004          -              77,696
  Accrued expenses .............................    22,828         56,561              94          -              79,483
  Income taxes payable .........................       991          1,326           4,572          -               6,889
                                                 ---------  -------------  --------------  --------------  -------------
       Total current liabilities................    58,305        130,086           8,670          -             197,061
Long-term debt..................................   300,000         20,734          -               -             320,734
Postretirement benefits other than
    pensions....................................      -           101,410          -               -             101,410
Intercompany payables...........................   390,267        221,758             570        (612,595)        -
Other...........................................     5,472         21,536             970          -              27,978
                                                 ---------  -------------  --------------  --------------  -------------
       Total liabilities........................   754,044        495,524          10,210        (612,595)       647,183
                                                 ---------  -------------  --------------  --------------  -------------
PIK Preferred...................................   110,784         -               -               -             110,784
                                                 ---------  -------------  --------------  --------------  -------------
Shareholders' equity (deficiency):
  Common stock and additional
    paid-in-capital.............................    45,873         73,054             135         (73,189)        45,873
  Additional minimum pension liability..........    (1,836)        (1,836)         -                1,836         (1,836)
  Foreign currency translation adjustment.......    (1,934)        (1,923)         (1,923)          3,846         (1,934)
  Retained earnings (deficit)...................  (149,379)       253,455          48,573        (302,028)      (149,379)
                                                 ---------  -------------  --------------  --------------  -------------
       Total shareholders' equity (deficit).....  (107,276)       322,750          46,785        (369,535)      (107,276)
                                                 ---------  -------------  --------------  --------------  -------------
                                                 $ 757,552  $     818,274  $       56,995  $     (982,130) $     650,691
                                                 =========  =============  ==============  ==============  =============

                            HARVARD INDUSTRIES, INC.
                          CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 1995
                           (In thousands of dollars)

                                                                Combined       Combined
                                                   Parent      Guarantor     Non-Guarantor
                                                   Company    Subsidiaries   Subsidiaries    Eliminations   Consolidated
                                                 ---------  -------------  --------------  -------------  -------------
ASSETS
Current assets:
  Cash and cash equivalents..................... $  18,645  $      (2,180) $        3,491  $         (31) $      19,925
  Accounts receivable, net......................     6,138         89,589           6,987         -             102,714
  Inventories...................................     5,304         57,286           1,152         -              63,742
  Net assets of discontinued operations.........     7,621         -               -              -               7,621
  Prepaid expenses and other current assets.....       341          1,073               1         -               1,415
                                                 ---------  -------------  --------------  -------------  -------------
    Total current assets........................    38,049        145,768          11,631            (31)       195,417
Investment in Subsidiaries......................   328,523         45,266          -            (373,789)        -
Property, plant and equipment, net..............     5,527        296,047           5,673         -             307,247
Intangible assets, net..........................      -           132,537          -              -             132,537
Intercompany receivables........................   322,282        260,511          41,659       (624,452)        -
Other assets....................................    18,859          7,962             240         -              27,061
                                                 ---------  -------------  --------------  -------------  -------------
                                                 $ 713,240  $     888,091  $       59,203  $    (998,272) $     662,262
                                                 =========  =============  ==============  =============  =============
LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt............. $      31  $       2,770  $       -       $      -       $       2,801
  Accounts payable..............................     3,273         72,089           4,340         -              79,702
  Accrued expenses..............................    27,199         57,422             611         -              85,232
  Income taxes payable..........................     3,133          2,428           2,715            (11)         8,265
                                                 ---------  -------------  --------------  -------------  -------------
      Total current liabilities.................    33,636        134,709           7,666            (11)       176,000
Long-term debt..................................   300,000         22,000          -              -             322,000
Postretirement benefits other than  pensions....      -            95,642          -              -              95,642
Intercompany payables...........................   337,179        284,983           2,290       (624,452)        -
Other...........................................     4,980         22,234           3,961         -              31,175
                                                 ---------  -------------  --------------  -------------  -------------
       Total liabilities........................   675,795        559,568          13,917       (624,463)       624,817
                                                 ---------  -------------  --------------  -------------  -------------
PIK Preferred...................................    99,651         -               -              -              99,651
                                                 ---------  -------------  --------------  -------------  -------------

Shareholders' equity (deficiency):
  Common stock and additional
    paid-in-capital.............................    56,969         73,054             135        (73,189)        56,969
  Additional minimum pension liability..........    (1,836)        (1,836)         -               1,836         (1,836)
  Foreign currency translation adjustment.......    (1,743)        (1,727)         (1,743)         3,470         (1,743)
  Retained earnings (deficit)...................  (115,596)       259,032          46,894       (305,926)      (115,596)
                                                 ---------  -------------  --------------  -------------  -------------
    Total shareholders' equity (deficit)........   (62,206)       328,523          45,286       (373,809)       (62,206)
                                                 ---------  -------------  --------------  -------------  -------------
                                                 $ 713,240  $     888,091  $       59,203  $    (998,272) $     662,262
                                                 =========  =============  ==============  =============  =============

                            HARVARD INDUSTRIES, INC.
                 CONSOLIDATING INCOME STATEMENTS OF OPERATIONS
                        NINE MONTHS ENDED JUNE 30, 1996
                            (In thousand of dollars)

                                                                   Combined        Combined
                                                      Parent       Guarantor     Non-Guarantor
                                                      Company    Subsidiaries    Subsidiaries    Elimination    Consolidated
                                                   ----------  --------------  --------------  -------------  --------------
  Sales........................................... $   24,476  $      588,493  $       20,688  $      -       $      633,657
                                                   ----------  --------------  --------------  -------------  --------------
  Costs and expenses:
    Cost of sales.................................     23,593         551,682          17,776         -              593,051
    Selling, general and administrative...........      7,989          24,541               4         -               32,534
    Interest expense..............................     28,446           2,803              30         -               31,279
    Other (income) expense, net...................      1,431           8,462          (1,518)        -                8,375
    Equity in (income) loss of  subsidiaries......     15,169          (1,838)         -             (13,331)         -
    Allocated expenses............................    (18,369)         16,923           1,446         -               -
                                                   ----------  --------------  --------------  -------------  --------------
        Total costs and expenses..................     58,259         602,573          17,738        (13,331)        665,239
                                                   ----------  --------------  --------------  -------------  --------------
  Income (loss) before provision for
    income taxes .................................    (33,783)        (14,080)          2,950         13,331         (31,582)
  Provision for income taxes......................       -              1,089           1,112         -                2,201
                                                   ----------  --------------  --------------  -------------  --------------
  Net income (loss)............................... $  (33,783) $      (15,169) $        1,838  $      13,331  $      (33,783)
                                                   ==========  ==============  ==============  =============  ==============

                            HARVARD INDUSTRIES, INC.
                 CONSOLIDATING INCOME STATEMENTS OF OPERATIONS
                        NINE MONTHS ENDED JUNE 30, 1995
                            (In thousand of dollars)

                                                               Combined       Combined
                                                  Parent      Guarantor     Non-Guarantor
                                                  Company    Subsidiaries   Subsidiaries    Elimination   Consolidated
                                                ----------  -------------  --------------  ------------  -------------

  Sales....................................... $   23,521  $     409,423  $       24,822  $      -      $     457,766
  Intercompany sales..........................       -            -                8,570        (8,570)        -
                                               ----------  -------------  --------------  ------------  -------------
        Total sales...........................     23,521        409,423          33,392        (8,570)       457,766
                                               ----------  -------------  --------------  ------------  -------------
  Costs and expenses:
    Cost of sales.............................     21,223        360,689          27,409        (8,570)       400,751
    Selling, general and administrative.......      8,941         14,222          -              -             23,163
    Interest expense..........................     10,240          1,446          -              -             11,686
    Other (income) expense, net...............     (1,055)           396             292         -               (367)
    Equity in (income) loss of
      subsidiaries............................    (18,466)        (2,120)         -             20,586         -
    Allocated expenses........................    (10,010)         8,600           1,410                       -
                                               ----------  -------------  --------------  ------------  -------------
        Total costs and expenses..............     10,873        383,233          29,111        12,016        435,233
                                               ----------  -------------  --------------  ------------  -------------
  Income (loss) before income taxes...........     12,648         26,190           4,281       (20,586)        22,533
  Provision for income taxes..................       -             7,724           2,161         -              9,885
                                               ----------  -------------  --------------  ------------  -------------

     Net income (loss)........................ $   12,648  $      18,466  $        2,120  $    (20,586) $      12,648
                                               ==========  =============  ==============  ============  =============

                            HARVARD INDUSTRIES, INC.
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                        NINE MONTHS ENDED JUNE 30, 1996
                           (In thousands of dollars)

                                                                               Combined      Combined
                                                                    Parent    Guarantor    Non-Guarantor
                                                                    Company  Subsidiaries  Subsidiaries   Elimination   Consolidated
                                                                 ----------  ------------  ------------   -----------   ------------
Cash flows related to operating activities:
  Net income (loss)..............................................$  (33,783)   (15,169)          1,838        13,331  $     (33,783)
  Add back (deduct) items not affecting
   cash and cash equivalents:
    Equity in (income) loss of subsidiaries.....................     15,169     (1,838)              -       (13,331)             -
    Depreciation and amortization...............................      2,641     37,483             751             -         40,875
    Loss on disposition of property, plant and
     equipment and property held for sale.......................          -        883              35             -            918
    Postretirement benefits.....................................          -      5,768               -             -          5,768
  Changes in operating assets and liabilities:
    Accounts receivable.........................................        271    (15,516)           (779)            -        (16,024)
    Inventories.................................................        237      1,651          (1,009)            -            879
    Other current assets........................................       (158)      (211)             (7)            -           (376)
    Accounts payable............................................        207     (1,877)           (336)            -         (2,006)
    Accrued expenses and income taxes payable...................     (4,513)   (10,093)          2,314            11        (12,281)
    Other noncurrent liabilities................................     (1,633)     3,588          (2,941)            -           (986)
                                                                 ----------  ---------  --------------  ------------  -------------

          Net cash provided by (used in) operations.............    (21,562)     4,669            (134)           11        (17,016)
                                                                 ----------  ---------  --------------  ------------  -------------
Cash flows related to investing activities:
  Acquisition of property, plant and equipment..................        (14)   (25,323)         (3,223)            -        (28,560)
  Proceeds to date from sale of discontinued operations.........      3,541     -                    -             -          3,541
  Proceeds from disposition of property, plant and equipment....       -           663               -             -            663
  Net change in other noncurrent accounts.......................      2,113       (815)         (1,089)          376            585
                                                                 ----------  ---------  --------------  ------------  -------------
Net cash provided by (used in) investing activities.............      5,640    (25,475)         (4,312)          376        (23,771)
                                                                 ----------  ---------  --------------  ------------  -------------
Cash flows related to financing activities:
  Proceeds from exercise of stock options.......................         37          -               -            -              37
  Net borrowings under revolving working capital loan...........     31,000          -               -            -          31,000
  Repayments of long-term debt..................................        (25)    (2,049)              -            -          (2,074)
  Pension fund payment pursuant to PBGC settlement agreement ...          -     (4,500)              -            -          (4,500)
  Payment of EPA settlement agreements..........................     (1,991)      (502)              -            -          (2,493)
  Net changes in intercompany balances..........................    (30,668)    30,037             987            -               -
                                                                 ----------  ---------  --------------  ------------  -------------
Net cash provided by (used in)  financing activities............     (1,647)    22,986             987            -          21,970
                                                                 ----------  ---------  --------------  ------------  -------------
Net increase (decrease) in cash and cash equivalents............    (17,569)     2,180          (3,459)          387        (18,817)

Cash and cash equivalents :
  Beginning of period...........................................     18,645     (2,180)          3,491           (31)        19,925
                                                                 ----------  ---------  --------------  ------------  -------------
  End of period................................................. $    1,076  $       0  $           32  $          -  $       1,108
                                                                 ==========  =========  ==============  ============  =============

                            HARVARD INDUSTRIES, INC.
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                        NINE MONTHS ENDED JUNE 30, 1995
                           (In thousands of dollars)

                                                                             Combined        Combined
                                                                 Parent     Guarantor      Non-Guarantor
                                                                 Company   Subsidiaries    Subsidiaries  Elimination   Consolidated
                                                                 -------   ------------    ------------  -----------   ------------
Cash flows related to operating activities:
  Net income (loss)...........................................   $12,648  $  18,466        $  2,120      $(20,586)      $  12,648
  Add back (deduct) items not affecting
   cash and cash equivalents:
    Income tax allocation charge..............................         -      7,210               -             -           7,210
    Equity in (income) loss of subsidiaries...................   (18,466)    (2,120)              -        20,586               -
    Depreciation and amortization.............................     2,021     20,293           1,008             -          23,322
    Disposition of property, plant and
     equipment and property held for sale.....................         -        968               -             -             968
    Postretirement benefits...................................         -      2,700               -             -           2,700
  Changes in operating assets and liabilities :
    Accounts receivable.......................................      (228)     2,519              91             -           2,382
    Inventories...............................................      (898)      (917)          1,078             -            (737)
    Other current assets......................................     1,266       (434)             (1)            -             831
    Accounts payable..........................................       473      3,755          (1,834)            -           2,394
    Accrued expenses and income taxes payable.................    (8,746)    (5,101)         (4,060)           14         (17,893)
   Other noncurrent liabilities...............................         -      2,184               -             -           2,184
                                                                 -------  ---------        --------      --------       ---------

    Net cash provided by (used in) operations.................   (11,930)    49,523          (1,598)           14          36,009
                                                                 -------  ---------        --------      --------       ---------
Cash flows related to investing activities:
  Acquisition of property, plant and equipment................       (46)   (11,933)              -             -         (11,979)
  Proceeds to date from sale of discontinued operations.......     2,836          -             614          (614)          2,836
  Proceeds from disposition of property,
    plant and equipment.......................................         -        943               -             -             943
  Net change in other noncurrent accounts.....................      (810)      (694)          1,365           683             544
                                                                 -------  ---------        --------      --------       ---------
Net cash provided by (used in) investing activities...........     1,980    (11,684)          1,979            69          (7,656)
                                                                 -------  ---------        --------      --------       ---------
Cash flows related to financing activities:
  Redemption of PIK preferred stock...........................   (15,000)         -               -             -         (15,000)
  Proceeds from exercise of stock options.....................     2,416          -                                         2,416
  Repayments of long-term debt................................    (1,139)    (4,016)              -             -          (5,155)
  Pension fund payment pursuant to PBGC settlement agreement..         -     (4,500)                                       (4,500)
  Payment of EPA settlements..................................    (1,245)      (391)           (271)            -          (1,907)
  Net changes in intercompany balances........................    22,177    (23,468)          1,291             -               -
                                                                 -------  ---------        --------      --------       ---------
Net cash provided by (used in)  financing activities..........     7,209    (32,375)          1,020             0         (24,146)
                                                                 -------  ---------        --------      --------       ---------
Net increase (decrease) in cash and cash equivalents..........    (2,741)     5,464           1,401            83           4,207

Cash and cash equivalents :
  Beginning of period.........................................     4,218     54,417           1,839          (114)         60,360
                                                                 -------  ---------        --------      --------       ---------
  End of period...............................................   $ 1,477  $  59,881        $  3,240      $    (31)      $  64,567
                                                                 =======  =========        ========      ========       =========

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                          (IN THOUSANDS OF DOLLARS)



FORWARD - LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements may include, but not be limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, financing needs or plans, plans for sale of assets or businesses, plans relating to products or services of the Company, as well as assumptions relating to the foregoing.

     Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Quarterly Report, particularly the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include unanticipated increases in launch and other operating costs, a reduction and inconsistent demand for passenger cars and light trucks, the inability to finalize the definitive agreements for program modifications with the major customer and the inability to agree to future modifications of the Company's Revolving Credit Agreement with its banks or to arrange for alternate financing for the future.

GENERAL

     The volume of the Company's business has changed significantly due principally to the acquisition of Doehler-Jarvis on July 28, 1995. The acquisition was accounted for under the purchase method of accounting and, accordingly, this operation is reflected in the consolidated financial results of the Company only since the date of acquisition. For this reason, comparison of financial results may not be meaningful. The Company's results of operations have been adversely impacted during the three and nine months ended June 30, 1996 by the following conditions: decline in large passenger car sales, the effects of the March 1996 General Motors "GM" strike, adverse weather conditions in January and February 1996, increased launch costs related to new and replacement business, and losses related to two Doehler-Jarvis Programs with a major customer which were launched in fiscal 1995. During the three and six months ended June 30, 1996, the cost of sales exceeded revenues (negative gross margin) under the Manifold Program and a program for Bell Housings ("the Programs").

     On July 25, 1996, the Company completed initial negotiations with the major customer to program modifications for the Manifold Program discussed above.
The Company and the customer executed a term sheet which summarizes the points of agreement. The Company and the customer also agreed upon a schedule whereby the customer will resource the bell housing program to another supplier. While termination and resourcing of the bell housing program commenced in July 1996, it is anticipated that it will not be completed until the end of December 1996. The customer has notified the Company that it will go forward immediately with certain elements of the agreement concerning the Manifold Program while the Company and the customer negotiate certain definitive agreements to memorialize the settlement.

     It is currently expected that the finalization of the resourcing of the bell housing program and the successful negotiation of the agreements for the modifications to the Manifold Program, together with the planned reduction of excess production costs, will substantially eliminate the negative gross margins with respect to these programs by September 30, 1996, and completely by the end of December 1996.

RESULTS OF OPERATIONS

Nine Months Ended June 30, 1996 Compared to Nine Months Ended June 30, 1995

     Sales. Excluding $227,000 of Doehler-Jarvis sales, consolidated sales decreased $51,000, substantially all of which occurred during the first six months. The automotive accessories segment sales accounted for 96% and 95%, respectively, of consolidated sales for the nine months ended June 30, 1996 and 1995. Automotive component sales, excluding $220,000 of such sales by Doehler-Jarvis, decreased $46,000, of which $28,000 was due to both the lower volumes for existing light vehicle platforms, principally for large passenger cars and due to the effects of the March 1996 Strike at GM and $18,000 was attributable to the inclusion in 1995 of sales to Ford phased out in June 1995, as previously disclosed. Nonautomotive sales increased $1,000 due to an increase in furniture sales.

     Gross Profit.  The consolidated gross profit expressed as a percentage of
sales (the "gross profit margin") decreased from 12.5% to 6.4%.   The gross
profit margin of the automotive segment decreased from 12.7% to 6.5%. However, excluding Doehler-Jarvis' gross profit margin of 3.9%, the automotive segment would have decreased from 12.7% to 8.3%. The decrease in the gross profit margin was due principally to the lower passenger car sales mentioned above, effects of the March 1996 GM Strike, January and February 1996 adverse weather conditions, and excess launch costs for new and replacement products. Doehler-Jarvis had sales of the Programs aggregating $38,000 for which a negative gross margin of $6,200 was incurred. The nonautomotive segment had a decrease in gross profit of $1,100 due principally to the fact that the prior year's gross profit included a one time favorable settlement with a supplier amounting to $475, as well as a product mix change in 1996.

     Selling, General and Administrative Expenses.    Selling, general and
administrative expenses increased $2,445, or 10.6% , after excluding $9,926 of such expenses of Doehler-Jarvis, and after considering the fact that 1996 does not include any bonus provision with respect to the Company's key management and operating personnel, as compared to $3,000 in 1995. The current year includes salary increases and additional nonautomotive selling costs incurred
to penetrate the mass merchandising furniture market.    As a percentage of
sales, such consolidated expenses were 5.1% for both the nine months ended June 30, 1996 and 1995.

     Interest Expense. Interest expense increased from $11,686 to $31,279 for the nine months ended June 30, 1996. The increase in interest expense was the result of the issuance in July 1995 of the 11 1/8% Senior Notes, capital leases (which were assumed in the Doehler-Jarvis acquisition) and the revolving working capital loans under its Credit Agreement.

     Other (income) Expense, Net. The change in this caption was due, principally, to the increase in goodwill amortization of $6,558 due to the acquisition of Doehler-Jarvis and the reduction in interest income due to the use of approximately $26,300 of cash on hand in the acquisition of Doehler-Jarvis.

     Provision for Income Taxes.    The differences between the statutory
federal income tax rate and the Company's effective income tax rates result, principally, from generating an operating profit in Canada and an operating loss in the U.S.

     Net Income (Loss). Net loss for the nine months ended June 30, 1996 was $33,783 compared to a net income of $12,648 in the comparable prior year nine month period. The change is because operating results (as described above) were insufficient to cover increases of $26,151 in interest expense and amortization of goodwill.

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

     Sales. Excluding $77,000 of Doehler-Jarvis sales, consolidated sales decreased $5,000. The automotive accessories segment sales accounted for 96% of consolidated sales for both the three months ended June 30, 1996 and 1995. Automotive component sales, excluding $76,000 of such sales by Doehler-Jarvis, decreased $4,000 which was mainly attributable to the inclusion in 1995 of sales to Ford phased out in June 1995, as previously disclosed.
Doehler-Jarvis had sales of the Programs aggregating  $15,000 for which a
negative gross margin of $2,900 was incurred.   Nonautomotive sales reflected a
decrease in furniture sales of $1,400.

     Gross Profit.  The consolidated gross profit expressed as a percentage of
sales (the "gross profit margin") decreased from 13.9% to 6.3%.   The gross
profit margin of the automotive segment decreased from 14.2 to 6.6%. However, if Doehler-Jarvis' gross profit margin for the quarter was eliminated, the automotive segment would have decreased from 14.2% to 10.8%. The decrease in the gross profit margin was due principally to the lower passenger car sales volumes mentioned above and excess launch costs for new and replacement products. Cost of sales exceeded revenues for Doehler-Jarvis operations during the third fiscal quarter as a result of losses incurred related to the Programs previously discussed. Additionally, the nonautomotive segment had a decrease in gross profit of $500, principally due to sales mix and to the scrapping of defective merchandise.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $188 after excluding $3,100 of such expenses of Doehler-Jarvis, and after considering the fact that 1996 does not include any bonus provision with respect to the Company's key management and operating personnel, as compared to $1,000 in 1995. The current year includes salary increases and additional nonautomotive selling costs incurred to penetrate the mass merchandising furniture market offset by the recovery of certain engineering costs. As a percentage of sales, such consolidated expenses were 4.6% and 5.6% for the three months ended June 30, 1996, and 1995, respectively.

     Interest Expense. Interest expense increased from $3,917 to $10,918 for the quarter ended June 30, 1996. The increase in interest expense was the result of the issuance in July 1995 of the 11 1/8% Senior Notes, capital leases (which were assumed in the Doehler-Jarvis acquisition), and the revolving working capital loans under its Credit Agreement.

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

     Net Income (Loss). Net loss for the three months ended June 30, 1996 was $11,097 compared to a net income of $4,377 in the comparable prior year quarter. The change is because operating results (as described above) were insufficient to cover increased interest costs and goodwill amortization related to the acquisition.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months and three months ended June 30, 1996, the Company had a negative cash flow from operations of $17,016 and $6,492, respectively. Proceeds from the sale of discontinued operations and a sale of a building generated cash of $4,204 during the nine months ended June 30, 1996. The negative cash flow from operations in 1996 resulted in requirements for the Company to borrow under its Credit Agreement. At June 30, 1996, such working capital loans amounted to $31,000. These working capital loans, together with cash on hand at September 30, 1995, were used primarily to fund working capital needs, to purchase of property, plant and equipment of $28,560, to meet debt service obligations (principal and interest) of $31,400, and to fund pension payments pursuant to the PBGC settlement agreement and EPA payments of $6,993. The Company had a deficiency of earnings over fixed charges and dividends on preferred stock of $42,715 and $14,056, respectively, for the nine months and three months ended June 30, 1996.

     Capital Expenditures. Company expenditures for property, plant and equipment during the first nine months ended June 30, 1996 and 1995 were $28,560 and $11,979, respectively, principally for machinery and equipment required in the ordinary course of operating the Company's business. Approximately, $10,158 of the increase in capital expenditures was attributable to Doehler-Jarvis. The Company revised its use of anticipated funds from operations from $45,000 to $30,000, with respect to 1996 capital expenditures which excludes certain equipment which may be leased pursuant to operating leases. The Company does not anticipate any material effect upon operations as a result of such revised use of anticipated funds.

     General. In addition to its debt service and capital expenditures' requirements, the Company will have requirements during the last three months of fiscal 1996 to fund: (i) costs associated with the ESNA matter, estimated to be $1,500, (ii) restructuring costs of approximately $1,125, (iii) costs associated with legal proceedings and claims relating to environmental matters estimated to be approximately $1,000 and (iv) contributions of an additional $1,500 to be made to certain pension plans (in addition to the Company's minimum funding requirements with respect to each such plan).

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

     Credit Agreement.   The Company on July 23, 1996 entered into an agreement
with its banks under the Company's Revolving Credit Agreement pursuant to which the banks waived certain covenants involving maintenance of financial ratios and other coverages at June 30, 1996. The Company had previously notified the banks that it was unable to comply with these covenants , both at June 30, 1996 and September 30, 1996, because it had experienced lower than expected operating performance. On June 30, 1996, the Company had revolving credit loans of $31,000 and standby letters of credit of $21,000 outstanding under its Revolving Credit Agreement.

     The new arrangements with the banks include, among other things, an effective increase in the applicable interest rate under the Revolving Credit agreement by 3.75% per year, as well as a reduction of available inventory to be used in the borrowing base. As of June 30, 1996, the effect of the new arrangement was to reduce the inventory borrowing base from $13,000 to a maximum of $5,000. Effective September 2, 1996, inventory will be eliminated from the borrowing base leaving accounts receivable as the basis upon which to borrow funds. Due to the fluctuating nature of accounts receivable, the
borrowing base will change over time.    The Company believes the low point of
its borrowing base was primarily due to the seasonal shut down of its customers' manufacturing plants during the first two weeks in July, 1996, thereby reducing accounts receivable. The Company anticipates its borrowing base availability will range from approximately $60,000 during the week ending August 9, 1996 to a high of $85,000 during the week ending September 27, 1996.

     In view of the Company's operating performance to date, new business and cost savings programs requiring capital expenditures of $28,000 during the first nine months of the fiscal year, and the reduction of the inventory borrowing base by $8,000, the Company determined that additional short term liquidity was necessary. On August 2, 1996, the Company borrowed $7,000 under a new $10,000 short term credit facility maturing on December 31, 1996, with its existing banks. The new credit facility is collateralized by the Company's machinery and equipment. The interest rate is 4% over the alternate base rate as defined. The Company paid a $1,000 facility fee on August 2, 1996. The Company will pay an additional facility fee of $250 for each month any loans under the facility are outstanding beyond September 29, 1996. The Company currently intends to repay this short term loan by the end of September 1996.

     The Company and the banks have tentatively scheduled a meeting to be held in September of 1996 to discuss future modifications to the Company's Revolving Credit Agreement. The Company is also actively pursuing other financing alternatives.

     The Company is also in the process of investigating other strategic alternatives, including, among other things, the sale of certain assets and businesses. In this regard, the Company has retained an investment banker to begin the process of the sale of non-core assets and another investment banker will be retained shortly.

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

                          PART II - OTHER INFORMATION



ITEM 5.  OTHER INFORMATION.

     The Ratio of Earnings to Fixed Charges and Dividends on Preferred Stock, and the supporting computation thereof, are filed as Exhibit 12.1 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

4. Amendment No. 2 to Rights Agreement, effective May 31, 1996, between the Registrant and Fleet National Bank (formerly Shawmut Bank, Connecticut, National Association), as Rights Agent (incorporated by reference to Exhibit 4.1(c) to the Registration Statement on Form 8-B of the Registrant filed with the Securities and Exchange Commission on June 19, 1996 (File No. 0-21362)).

10.1 Waiver, Amendment and Agreement, dated as of July 2, 1996, to the Credit Agreement, dated as of July 28, 1995, among the Company and certain of its subsidiaries with Chase Manhattan Bank, for itself and as agent for the other lenders party thereto.

10.2 Amendment No. 3, Waiver and Agreement, d ated as of July 23, 1996, to the Credit Agreement, dated as of July 28, 1995, among the Company and certain of its subsidiaries with Chase Manhattan Bank, for itself and as agent for the other lenders party thereto.

12.1 Computation of Ratio of Earnings to Fixed Charges and Dividends on Preferred Stock.

27         Financial Data Schedule (For SEC Use Only)

(b)        Reports on Form 8-K:
              None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



                                     HARVARD INDUSTRIES, INC.
                                     ---------------------------------
                                                 (Registrant)

August 13, 1996                      /s/ Joseph J. Garliardi
                                     ---------------------------------
                                     Joseph J. Gagliardi
                                     Vice President Finance and
                                     Chief Financial Officer
                                     (Principal Financial Officer)

August 13, 1996                      /s/ William J. Warren
                                     --------------------------------
                                     William J. Warren
                                     Vice President and
                                     Chief Accounting Officer
                                     (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                             DESCRIPTION                    PAGE NO.


4. Amendment No. 2 to Rights Agreement, effective May 31, 1996, between the Registrant and Fleet National Bank (formerly Shawmut Bank, Connecticut, National Association), as Rights Agent (incorporated by reference to
       Exhibit 4.1(c) to the Registration Statement on Form 8-B of the Registrant filed with the Securities and Exchange Commission on June 19, 1996 (File No. 0-21362)).

10.1 Waiver, Amendment and Agreement, dated as of July 2, 1996, to the Credit Agreement, dated as of July 28, 1995, among the Company and certain of its subsidiaries with Chase Manhattan Bank, for itself and as agent for the other lenders party thereto.

10.2 Amendment No. 3, Waiver and Agreement, dated as of July 23, 1996, to the Credit Agreement, dated as of July 28, 1995, among the Company and certain of its subsidiaries with Chase Manhattan Bank, for itself and as agent for the other lenders party thereto.

12.1 Computation of Ratio of Earnings to Fixed Charges and Dividends on Preferred Stock.

27     Financial Data Schedule (For SEC Use Only)