Form 10-K
period 1996-09-30
HARVARD INDUSTRIES INC
filed 1996-12-30
CIK 46012

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                           COMMISSION FILE NO. 0-21362

                            HARVARD INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


 FLORIDA                                                  21-0715310
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


2502 NORTH ROCKY POINT DRIVE, SUITE 960, TAMPA FLORIDA              33607
(Address of principal executive offices)                          (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (813) 288-5000

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:



Common Stock, par value $.01 per share                    NASDAQ National Market

Pay-In-Kind Exchangeable Preferred Stock,
(par value $.01) per share                               Over the Counter Market


        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

        The aggregate market value of Registrant's voting stock held by nonaffiliates of Registrant, as of December 1, 1996, was $26,886,215 based on the average bid and asked prices of the Common Stock on the NASDAQ National Market on such date.

        The number of shares outstanding of Registrant's Common Stock, as of December 1, 1996, was 7,014,357.



                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I


     This Annual Report on Form 10-K contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions described above. Forward-looking statements may include, but are not limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, the elimination of losses under certain programs, financing needs or plans, compliance with financial covenants in loan agreements, plans for sale of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, and the effects of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words "anticipates," "estimates," "expects" "intends," "plans" and variations thereof and similar expressions are intended to identify forward-looking statements.

     Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained herein. Statements in this Annual Report, particularly in "Item 1. Business-Compliance with Environmental Laws", "Item
3. Legal Proceedings", the Notes to Consolidated Financial Statements and "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated increases in launch and other operating costs, a reduction and inconsistent demand for passenger cars and light trucks, labor disputes, capital requirements, adverse weather conditions, the inability to negotiate favorable terms in the definitive agreements for program modifications with a major customer, unanticipated developments in pending litigation, and increases in borrowing costs, product demand, pricing, market acceptance, risk of dependence on third party suppliers, intellectual property rights and litigation, risks in product and technology development and other risk factors detailed in the Company's Securities and Exchange Commission filings.

     Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

ITEM 1.  BUSINESS

Automotive

     Harvard Industries, Inc. (the "Company" or the "Registrant") was incorporated in the State of Delaware in 1932, and reincorporated in the State of Florida in 1996 through a merger with and into a wholly-owned subsidiary. It is primarily engaged in the business of designing, engineering, and manufacturing components for original equipment manufacturers ("OEMs") producing cars and light trucks in North America. Its principal customers are General Motors Corporation ("GM"), Ford Motor Company ("Ford"), and Chrysler Corporation ("Chrysler", and collectively with GM and Ford, the "U.S. Automakers").

     The Company's headquarters are located at 2502 North Rocky Point Drive, Suite 960, Tampa, Florida 33607. The terms "Company" and "Registrant" as used herein mean Harvard Industries, Inc., together with all of its subsidiaries, unless the context indicates otherwise.

     In July, 1995, a subsidiary of the Company was merged with and into Doehler-Jarvis, Inc. ("Doehler-Jarvis"), the then largest independent manufacturer of aluminum castings in North America (based on revenues), specializing in complex, high volume aluminum castings primarily for use in the automotive industry (the "Merger"). Founded in 1907 by Herman Doehler, the inventor of the die casting process, Doehler-Jarvis has pioneered the development and initial production of many aluminum die cast products for the automotive industry.

     Consolidated net sales for the fiscal year ended September 30, 1996 were $824.8 million (of which $296.0 million was attributable to Doehler-Jarvis) as compared with $631.8 million of consolidated net sales for the fiscal year ended September 30, 1995. Excluding the 1996 and 1995 Doehler-Jarvis sales, consolidated net sales for the 1996 fiscal year declined $57.4 million as compared with the previous fiscal year. Of such sales (i) approximately 43%, 31% and 8% were attributable to GM, Ford and Chrysler, respectively, for the fiscal year ended September 30, 1996 and (ii) approximately 35%, 27% and 11% were attributable to GM, Ford and Chrysler, respectively, for the fiscal year ended September 30, 1995. The Company's automotive business sales represented 96% and 95%, respectively, of the consolidated net sales for the fiscal years ended September 30, 1996 and September 30, 1995.

     The Company conducts its automotive operations through four wholly-owned direct subsidiaries, namely, The Kingston-Warren Corporation ("Kingston-Warren"), Harman Automotive, Inc. ("Harman"), Hayes-Albion Corporation ("Hayes-Albion"), and Doehler-Jarvis. These subsidiaries, together with the Trim Trends Division of Hayes-Albion, produce a wide range of products including: rubber glass-run channels; rubber seals for doors and trunk lids; outside rearview mirrors; complex, high volume aluminum castings and other cast, fabricated, machined and decorated metal products; and metal stamped and roll form products.

Non-Automotive Business

     In addition to its automotive business, the Company also (i) produces furniture for the United States government and various state and local government entities and retail businesses, wholesale clubs and superstores and
(ii) assembles and sells rocket launchers for use on rotary and fixed wing aircraft. The Company's furniture business sales represented 3.6% and 4.4%, respectively, and armament and electronics products business sales represented 0.4% and 0.6%, respectively, of the Company's consolidated net sales for the fiscal years ended September 30, 1996 and September 30, 1995.

     During the 1995 fiscal year, the Company divested its specialty fastener business, previously conducted through its Elastic Stop Nut Division ("ESNA"). The Company classified such activity as a discontinued operation during the 1994 fiscal year. The land and vacant buildings located in Union, New Jersey, were written off during the 1996 fiscal year. The balance sheet reflects the remaining net assets of ESNA at September 30, 1996 at the estimated net realizable value, consisting primarily of royalty receivables. See "Non-Automotive Business - Discontinued Operations - Specialty Fasteners" for additional information and Note 4 to Consolidated Financial Statements.

Strategic Alternatives

     The Company has retained The Blackstone Group L.P. to explore strategic financial alternatives to maximize shareholder value. Such alternatives could include a possible sale or merger of the Company or a sale of one or more of the Company's subsidiaries or the assets of a subsidiary or other designated plant assets, other than those mentioned below. The Blackstone Group will provide financial advisory services to the Company in connection with such a transaction.

        The Company retained Salomon Brothers to render financial advisory and investment banking services in connection with the possible sale of Harman Automotive Inc. and the Company's Harvard Interiors Manufacturing Co. division, a minor, non-automotive phase of the Company's business. The Company recently received a proposal for the possible sale of the assets of Harman Automotive Inc., for approximately $18,000,000 to be paid in cash and the assumption of certain liabilities, subject to executing a letter of intent, performing due diligence, and the buyer obtaining financing. Liabilities not assumed by the buyer will remain obligations of the Company. There can be no assurance that this or a similar transaction involving Harman or Harvard Interiors will be approved by the Company or will be consummated.

BUSINESS DESCRIPTION

Overview

     Automotive component manufacturers, like the Company, are invited to bid for specific products and component systems to be incorporated in both new and existing automotive platforms. If the platform already exists, the current supplier may be favored by the OEM because of the supplier's familiarity with the existing product as well as its existing investment in the manufacturing process and tooling. As a result, it is considered unusual for incumbent suppliers to be removed from existing orders, particularly if they have been able to consistently deliver the existing products on time within agreed upon specifications and at competitive prices.

     On new platforms there has been an increasing trend toward involving potential suppliers much earlier in the design and development process in order to encourage the supplier to share some of the design and development burden. Achieving this cooperative supplier status is a significant step towards winning a long-term supply order and gives the recipient a decided advantage over the competition. However, even if awarded an order, in almost all instances it will be at least two to four years before these cooperative suppliers see their products incorporated into new platforms. Consequently, the key success factors for suppliers to the automotive industry have changed from pure cost minimization to total program management that encompasses state-of-the-art design, manufacture and delivery of high quality components and systems. This trend reinforces the importance of early involvement with the automotive manufacturers and consistent quality performance on existing business.

     There is also an increasing trend towards potential suppliers committing to target prices on parts or systems as a condition of being awarded a design and supply order. Under target price arrangements, the burden of cost overruns generally must be borne by the supplier. In addition, in order to secure long-term supply arrangements, annual price concessions through productivity improvements are expected by OEMs. As automotive parts suppliers continue to face downward pricing pressures on the components they supply to the OEMs, automotive production volumes become critical in maintaining and increasing operating profitability.

Design, Production and Delivery

     The Company has strong design and engineering capabilities, which enable it to better serve its customers in the initial phases of product development. The Company's Computer Aided Engineering ("CAE") group, located at its automotive headquarters in Farmington Hills, Michigan, is the focal point of this initiative. At this location, the CAE group utilizes Computer Aided Design ("CAD") techniques, which allow the Company's design engineers to input a product's physical and performance characteristics into state-of-the-art hardware and software systems. These systems subsequently produce 3-D representations of the products, which can be automatically downloaded into Computer Numerically Controlled ("CNC") milling and cutting machines. These CNC machines can produce tooling, equipment and manufacture products with a high degree of accuracy with reduced load times and increased accuracy and timing, thereby reducing the historically high labor content in the Company's product costs. Furthermore, the Company, through its finite element analysis capability, can mathematically test its product designs prior to production, resulting in savings through the elimination of numerous physical prototypes while significantly reducing the lead time typical in developing and testing new products. The Company's research and development facilities are located in Toledo, Ohio and Newfields, New Hampshire where Company personnel meet with customers to incorporate the customer's structural and thermal requirements into the product design process. In addition, the Company maintains engineering facilities at Farmington Hills, Michigan and Wytheville, Virginia.

     Part of the Company's design philosophy is the early involvement of its manufacturing engineers in the initial stages of a product's design. This "Design-for-Manufacture" approach helps create a product that not only meets its required design and performance characteristics, but also results in a product that is easier and less expensive to manufacture. By adopting this approach the Company is able to save costs typically related to engineering changes which can hamper the production of new products, as well as reduce the amount of time it takes to get new products to market.

     Consistent with the Company's design approach is its increasing involvement in cooperative supplier programs. As a cooperative supplier, the Company receives the initial design responsibilities for a specific product or component for a particular vehicle in the early stages of its design. These programs, which effectively move the burden of design and development of new products from OEMs to their suppliers, resulting in corresponding increased costs, have represented an increasing trend in the automotive industry in the late 1980's and early 1990's. Through its increased focus and investment in its already strong design and engineering capabilities, the Company believes it is well positioned to secure new cooperative supplier opportunities. For example, during fiscal 1995 the Company received a supply order for a magnesium steering column bracket for GM for which the Company had been the cooperative design source. In 1995 and 1996, the Company was the cooperative supplier on three major body sealing programs at GM, prior to the programs being awarded. Two of these programs were ultimately awarded to the Company in early 1996.

     Following the design of its products, the Company employs the use of work cells and synchronous manufacturing techniques to improve production efficiency. Central to this approach is the emphasis on a "continuous improvement" environment that empowers employees to develop new and more efficient manufacturing techniques. As a result, the Company believes it is capable of quickly and efficiently reacting to changes in product mix and demand while maximizing the productivity of its assets.

     The demonstrated strengths of the Company's overall design, production, and delivery capabilities have resulted in supplier quality ratings from the Company's major customers. Most of the Company's facilities have been given high quality ratings by the Company's major customers, including the GM Mark of Excellence Award, the Ford Q-1 Award, and the Chrysler QE Award. However, reinstatement of the Ford Q-1 Award is being sought in respect of three Company facilities where such status was suspended by Ford. This action by Ford is not expected to have any material adverse effect upon the Company's existing business or the generation of new business. The affected facilities are, however, taking steps to comply with Ford's required improvement targets and delivery schedules. The Company is in the process of registering to obtain QS 9000 certification, which has standardized the automotive manufacturer requirements, and is expected to replace individual manufacturer's ratings. The Company has received QS 9000 certification at its research and development facilities located in Newfields, New Hampshire, its sales, administrative, and engineering center located in Farmington Hills, Michigan, its manufacturing facility located in Wytheville, Virginia and the Trim Trends Divisions' plant located in Deckerville, Michigan. Management is attempting to obtain QS 9000 certification in its remaining plants by the end of 1997.

     The Company is engaged in two segments of operations: (i) automotive accessories; and (ii) non-automotive business. Financial information regarding the Company's industry segments is set forth in Note 23 to the Consolidated Financial Statements.

AUTOMOTIVE BUSINESS

     The North American automotive parts supply business is composed of sales to OEMs and sales to the automotive aftermarket. The Company sells its products predominantly to OEMs, as well as to other suppliers of OEMs, for installation as original equipment in new cars and trucks.

 New Business Development

     Historically, the U.S. Automakers furnished their suppliers with blueprints and specifications for their required products and chose their vendors based on price and reputation. However, in today's automotive supplier marketplace, it is typical for the U.S. Automakers to electronically furnish their suppliers with mathematical data describing the surfaces of the part or system in question, along with the technical description of its functional requirements. At this point, the supplier is expected to assume responsibility for all of the activities that are necessary to bring the part to production. The development cycle includes the design and engineering function as well as the production of prototypes for design validation. After validation of the prototype parts or system, tooling is designed and built to manufacture the finished product. This cycle usually requires between two and three years to complete, and during this time, the supplier assumes most of the responsibility for managing the interface of the various groups within its own and the customer's organization. These groups include the supplier's and OEM's respective purchasing/sales, design, engineering, quality assurance, and manufacturing areas.

     Prior to the current era of supplier total program responsibility, customer interface was historically limited to the supplier sales function dealing with the customer purchasing function. In today's marketplace, it is necessary for the Company's engineers and technicians to constantly interface with their counterparts at the U.S. Automakers to secure design contracts. This is the principal starting point in the process of being awarded future business. There are significant differences among suppliers in their ability to design and manage complex systems and bring them through the product design and manufacturing cycle on time and at a competitive price.

OEM Purchasing, Practices and Trends

     In the late 1980s and early 1990s, the U.S. Automakers instituted a number of fundamental changes in their sourcing procedures. Principal among these changes has been an increased focus and pressure on suppliers' cost and quality performance, a significant consolidation in the number of suppliers and, most recently, a movement toward purchasing integrated systems, where the supplier provides the manufacturing, design, engineering and program management support for a complete package of integrated products.

     OEMs have implemented cost reduction programs that require suppliers, in exchange for multi-year supply agreements, to pass on a portion of the benefit of productivity improvement in the form of lower prices. These initiatives have required suppliers to implement programs to lower their costs and reduce component and system prices to the OEMs.

     Finally, as a "Tier I" supplier, the Company is responsible for delivering its products on a "just-in-time" basis directly into its customers' manufacturing facilities. To facilitate this delivery system, the Company utilizes direct computer links to its customers. These technological links allow the Company not only to meet just-in-time delivery requirements but also to minimize inventories, carrying costs and fixed costs for both itself and the OEMs.

     OEMs are expected to continue to purchase integrated systems in order to reduce their internal labor and overhead costs and design lead time associated with purchasing related parts from multiple suppliers. By purchasing complete component "systems," OEMs are able to shift engineering, design, program management, and product investment costs to fewer and more capable suppliers. By designing and supplying component systems, a supplier is able to reduce costs and improve quality by identifying system-wide solutions. The Company believes that this shift creates an opportunity for suppliers, such as the Company, to provide an integrated array of components.

New North American OEMs (Transplants)

     Over the last decade, foreign automotive manufacturers have gained a significant share of the U.S. market, first through exports and more recently through U.S.-based manufacturing facilities. Japanese export sales have dropped significantly from 1983 to 1993, while Japanese Transplant sales have grown dramatically, as Japanese car companies have shifted more of their production to North America. Based on industry analysts' estimates, Transplants produced 51.8% of the Japanese cars sold in the United States in 1994 compared with 8.4% in 1985. As a percent of total North American car production, Transplant production increased from 2.0% in 1985 to 18.8% in 1995. Certain independent industry analysts forecast that Japanese Transplant sales will continue to grow over the next several years as additional production is shifted from overseas to North American facilities.

     To the extent that the growth of Transplant sales results in loss of market share for the Company's U.S. Automaker customers, the Company will experience an adverse effect. The Company plans to solicit additional business from Transplants. There can be no assurance, however, that any additional business will be generated from Transplants or if any such additional business is obtained that it will compensate for any lost business that the Company may experience.

Demand

       As an OEM supplier, the Company is significantly affected by consumer demand for new vehicles in North America. Demand in North American car and light truck markets is tied closely to the overall strength of the North American economies. After attaining production of approximately 13.6 million units in 1985, North American car and light truck production fell to 10.4 million units in 1991. Since this low point, production has risen to 15.3 million units for the 1995 calendar year, with comparable units projected for calendar year 1996.

The following table sets forth information as of September 30, 1996, regarding the businesses conducted by the Company's automotive subsidiaries:


--------------- -------------------- ----------------------- -------------------- -------------------- ------------------------

                  KINGSTON-WARREN            HARMAN                                   TRIM TRENDS
                                           AUTOMOTIVE           HAYES-ALBION           DIVISION            DOEHLER-JARVIS
--------------- -------------------- ----------------------- -------------------- -------------------- ------------------------
General         Rubber glass-run     Outside rearview        Cast products and    Metal stamped and    Aluminum castings
Business:         channels and          mirrors; interior       fabricated metal  roll form
                  sealing strips        and exterior door       products          products
                                        handles

Major           GM                   GM                      GM                   GM                   Ford
Customers:      Toyota               Chrysler                Ford                 Ford                 General Motors
                Ford                                         Chrysler             Chrysler
                                                             Caterpillar
                                                             Toyota
                                                              Dana

Major Product   Buick LeSabre        Buick Skylark           GM Northstar engine  Chevolet Astro       Buick Century
 Platforms:     Cadillac DeVille     Cadillac DeVille           applications      Chevrolet Venture    Buick LeSabre
                Cadillac Seville     Cadillac El Dorado      GM Quad 4 engine     Chrysler Concorde    Buick Riviera
                Chevrolet Caprice    Cadillac Seville           applications      Chrysler Town        Buick Regal
                Chevrolet Cavalier   Chevrolet Caprice       Ford light trucks       & Country Van     Buick Roadmaster
                Chevrolet Malibu     Chevrolet Camaro        Ford Thunderbird     Dodge Caravan        Buick Skylark
                Oldsmobile Cutlass   Chevrolet Lumina        Lincoln Town Car     Dodge Intrepid       Cadillac Brougham
                Oldsmobile 88        Chevrolet Monte Carlo   Chrysler minivans    Eagle Vision         Cadillac DeVille
                Pontiac Bonneville   Oldsmobile Achieva      Chrysler Neon        Ford Escort          Cadillac El Dorado
                Pontiac Grand Prix   Oldsmobile Cutlass      Caterpillar engine   Plymouth Voyager     Cadillac Seville
                Pontiac Sunfire      Oldsmobile 88              applications      GMC Safari           Chevrolet 1500 truck
                Toyota Avalon        Pontiac Firebird        Toyota Lexus                              Chevrolet 2500 truck
                Toyota Camry         Pontiac Bonneville      Chevrolet Monte                           Chevrolet 3500 truck
                Ford HN-80           Chevrolet Malibu           Carlo                                  Chevrolet Astro Van
                                                             Olds Cutlass                              Chevrolet Beretta
                                                             Isuzu Truck Engine                        Chevrolet Blazer
                                                                                                       Chevrolet Camaro
                                                                                                       Chevrolet Cavalier
                                                                                                       Chevrolet Celebrity
                                                                                                       Chevrolet Corsica
                                                                                                       Chevrolet Lumina
                                                                                                       Chevrolet Monte Carlo
                                                                                                       Chevrolet S10
                                                                                                       Chevrolet S Blazer
                                                                                                       Chevrolet Suburban
                                                                                                       Dodge Ram
                                                                                                       T300 truck
                                                                                                       Ford Bronco
                                                                                                       I Ford
                                                                                                       Club Wagon
                                                                                                       Ford Crown Victoria
                                                                                                       Ford Econoline Van
                                                                                                       Ford Explorer
                                                                                                       Ford Pickup
                                                                                                       Ford F-250 pickup
                                                                                                       Ford F-350 pickup
                                                                                                       Ford Lincoln Mark VIII
                                                                                                       Ford Mustang
                                                                                                       Ford Taurus
                                                                                                       Ford Thunderbird
                                                                                                       Ford Windstar
                                                                                                       GMC 1500 truck
                                                                                                       GMC 2500 truck
                                                                                                       GMC 3500 truck
                                                                                                       GMC 5-15 truck
                                                                                                       GMC Jimmy
                                                                                                       GMC Rally
                                                                                                       GMC Safari
                                                                                                       GMC Sport Van
                                                                                                       GMC Yukon/Tahoe


--------------- -------------------- ----------------------- -------------------- -------------------- ------------------------

                  KINGSTON-WARREN            HARMAN                                   TRIM TRENDS
                                           AUTOMOTIVE           HAYES-ALBION           DIVISION            DOEHLER-JARVIS
--------------- -------------------- ----------------------- -------------------- -------------------- ------------------------
Major Product                                                                                          Geo Prism
 Platforms:                                                                                            Jaguar all models
                                                                                                       Mercury Cougar
                                                                                                       Mercury Grand Marquis
                                                                                                       Mercury Mountainer
                                                                                                       Mercury Sable
                                                                                                       Nissan Altima
                                                                                                       Oldsmobile Achieva
                                                                                                       Oldsmobile Cierra
                                                                                                       Oldsmobile Custom
                                                                                                       Oldsmobile Delta 88
                                                                                                       Oldsmobile Toronado
                                                                                                       Pontiac Bonneville
                                                                                                       Pontiac Firebird
                                                                                                       Pontiac Grand Am
                                                                                                       Pontiac Grand Prix
                                                                                                       Pontiac Sunbird
                                                                                                       Toyota Avalon
                                                                                                       Toyota Camry
                                                                                                       Toyota Corona
                                                                                                       Toyota Corolla
                                                                                                       Toyota Mini Van

Approximate
Number of
Employees:      1,338                534                     1,635                1,064                1,992

Number of
Manuracturing
Facilities:      3                    1                       6                    5                    3
--------------- -------------------- ----------------------- -------------------- -------------------- ------------------------

     The following table provides a detailed summary of the Company's New Booked Business as of September 30, 1996. "New Booked Business" refers to new business commencing in 1996 or thereafter, for which annual purchase orders have been received for production in the years specified in the table set forth below, which production typically continues through the product's lifecycle and is subject to the volume requirements of customers. The Company is unable to calculate estimated future sales with a meaningful degree of accuracy.


                         COMPANY NEW BOOKED BUSINESS


                                                                       Percent of              New Booked Business
Supplier/                                                               Product                -------------------
Customer          Product                     Platform                  Sourced      1996     1997   1998     1999
--------          -------                     --------                  -------      ----     ----   ----     ----

Kingston-Warren:
Ford              Rubber Sealing Components   Heavy truck                 100%         x       x       x        x
GM                Rubber Sealing Components   Cavalier/Sunfire            100          x       x       x        x
GM                Rubber Sealing Components   Malibu/Cutlass (P90)        100                  x       x        x
GM                Rubber Sealing              Grand Prix                  100          x       x       x        x
GM                                            Bonneville                                                        x
GM                                            LeSabre                                                           x
                                              Oldsmobile 88                                                     x

Harman:
GM                Outside Rearview Mirrors    Camaro/Firebird             100%         x       x       x        x
GM                Exterior Door Handles       Pontiac Bonneville          100          x       x       x
GM                Exterior Door Handles       Oldsmobile 88               100          x       x       x
GM                Exterior Door Handles       Fleetwood/DeVille           100          x       x       x        x
GM                Exterior Door Handles       Seville                     100                          x        x
GM                Exterior Door Handles       El Dorado                   100          x       x       x        x
GM                Exterior Door Handles       Oldsmobile Achieva          100          x       x       x        x
GM                Exterior Door Handles       Grand Am                    100          x       x
GM                Exterior Door Handles       Buick Skylark               100          x       x
GM                Exterior Door Handles       Caprice                     100          x       x
GM                Exterior Door Handles       LeSabre Estate Wagon        100          x
GM                Exterior Door Handles       Buick Roadmaster            100          x
GM                Exterior Door Handles       Brougham                    100          x
GM                Outside Mirrors             Malibu/Cutlass              100                  x       x        x

Hayes-Albion:
Allied Signal     Governor Housing            n/a                         100%         x       x       x        x
Caterpillar       Misc. Diecastings           n/a                         100          x       x       x        x
Caterpillar       Misc. Screw Machinery       n/a                         100          x       x       x        x
Chrysler          Plastic Fan*                WJ V-8                      100                  x       x        x
Chrysler          Steering Column Bracket     AN truck                    100                  x       x        x
Dayco             Bracket                     QUAD-4                      100          x       x       x        x
Ford              Carrier                     PN-96                       100          x       x       x        x
Ford              Slip Yoke                   Car & Lt truck              100          x       x       x        x
Ford              Bearing Cap                 PN-96                       100          x       x       x        x
GM                Plastic Fan                 CK truck                    100                  x       x        x
GM                EGR Adapter                 2.3 & 2.4 L                 100          x       x       x        x
GM                Steering Column Bracket     Malibu/Cutlass (P90)        100                  x
Mannhart          Hopper                      n/a                         100          x       x
TRW               Various Diecastings         n/a                         100          x       x       x        x
United Metal      Bushing                     n/a                         100          x       x       x        x
United Metal      Sleeve Casting              n/a                         100          x       x       x        x
United Tech       Gear Housing                n/a                         100          x       x       x        x
Isuzu             Cylinderhead covers         Isuzu truck                 100          x       x       x        x
                                                                          100          x       x       x        x


                                                                       Percent of          New Booked Business
Supplier/                                                                Product            -------------------
Customer           Product                    Platform                   Sourced      1996   1997    1998      1999
--------           -------                    --------                   -------      ----   ----    ----      ----

Trim Trends
Division:
Chrysler          LWR Rad Support             Chrysler LH Sedan           100%                 x       x        x
Chrysler          Beam Sill-to-Sill           Chrysler LH Sedan           100                  x       x        x
Chrysler          Ctr. Strut Mtg. Cap         Chrysler LH Sedan           100                  x       x        x
Chrysler          Door Frame                  Chrysler NS Van             100          x       x       x        x
Ford              Door Frame                  Ford Escort                 100          x       x       x        x
GM                Door Tracks                 GM-200                      100          x       x       x        x
GM                Outer Dr. Belt Rein.        GM-Malibu & Cutlass         100                  x       x        x
GM                Bracket                     n/a                         100          x       x       x        x
GM                Door Beam                   GM T-800                    100                                   x
GM                Belt Rein.                  GM X 130                    100                          x        x

Doehler-Jarvis:
Ford              Diesel Transmission Case    Econoline Bronco,           100          x       x       x        x
                                              F-Series
Ford              Transmission Components     Taurus, Mercury Sable       100          x       x       x        x
GM                Transmission Case           Century, Skylark            100          x       x
                                              Cavalier, Corsica
                                              Lumina, Grand Am
GM                Jaguar Transmission Case    Rolls Royce, Jaguar         100          x       x       x        x
                                              Astin Martin
John Deere        Water Pump Cover            Industrial                  100          x       x       x        x
GM                5.0/5.7 Liter Intake        G van, CK truck,            100          x       x       x        x
                  Manifold - 5                P. truck, Suburban
                                              Tahoe, Yukon
Sturdy Controls   Ford Control Box            Ford 4.6LV8                 100          x       x       x        x
TRW               Pump Body/Cover             Mack, International         100          x       x       x        x
                                              Harvester trucks
Hitachi           Engine Bracket              Nissan Ultima               100          x       x       x        x
Toyota            Oil Pan Assembly            Toyota Avalon, Camry        100          x       x       x        x
                                              (N. America)
Long Mfg.         Oil Cooler                  F Series Explorer           100          x       x       x        x
                                              and Econoline
Onan              Kubota Head/Block           Industrial                  100          x       x       x        x
Nationwide        Transmission Retainer       Jeep Grand Cherokee         100          x       x       x        x
Simpson           Oil Pump                    Chrysler LH Sedan           100                          x        x
                                              & Sebring, Dodge
                                              Cirrus, Plymouth
                                              Stratus
GM                V-6 Front Cover             Olds W, Buick               100                                   x
                                              Riviera, Chevy Hi-Mid
                                              Sedan,
                                              Cadillac Eldorado,
                                              Cadillac Catera              40          x       x       x        x
GM                Transmission Pump Body      Jimmy, Blazer,
                                              S/T truck
                                              Suburban                    100          x       x       x        x
Linex             Air Conditioner             Corvette, Camaro/
                  Compressor Housing          Firebird, S/T truck         100                          x        x
                                              Olds W, Buick Rivera
                                              Chevy Hi-Mid Sedan,
GM                V-6 Lower Engine Crank      Olds W, Buick Rivera,       100                                   x
                  Case                        Chevy Hi-Mid Sedan,
                                              Cadillac Eldorado,
                                              Buick Luxury,
                                              Cadillac Catera
GM                V-6 Aluminum Engine         Olds W, Buick               100                                   x
                  Block*                      Riviera, Chevy Hi-Mid
                                              Sedan, Cadillac
                                              Eldorado, Cadillac
                                              Catera, Buick Luxury


-------------

     * See "Doehler-Jarvis - Business Description" for information regarding notification from GM to Doehler-Jarvis to act as design/developer supplier of cylinder block aluminum castings for GM's Premium 19982 V6 engine program.

     Certain recently delivered purchase orders are specifically referenced below and identified either as new purchase orders, which represent new booked business generated for the Company, or as replacement purchase orders, which renew and reaffirm the Company's relationship as the parts supplier for certain models. In accordance with industry practice, these purchase orders are generally long-term arrangements for supplying the customer's annual requirements for a particular model. Customers may also enter into purchase orders for a specific vehicle, covering various model years at one time. Although individual purchase orders are renewable on an annual basis and generally contain provisions allowing the purchaser to terminate upon notice, such automobile supply relationships typically extend over the program's life cycle.

THE KINGSON-WARREN CORPORATION

     Kingston-Warren, which has conducted business since 1945, produces rubber glass-run channels, sealing strips and body seals, which weather seal the doors and windows of automobiles and reduce air leakage into the vehicle, thus contributing to noise reduction and aerodynamic efficiency. The sealing strip is produced by a complex process of metal roll forming, rubber extruding, flocking and curing, which is followed by secondary procedures consisting of trimming, notching, stretch bending and molding. Kingston-Warren is a leading supplier to GM of both sealing strips and glass-run channels and has been designated the sole supplier of glass-run channels for several new GM models. Recent new customers include Ford and Toyota. Kingston-Warren also manufactures flow-through material storage racks and electronic order-picking systems primarily for warehouses and distribution centers. Kingston-Warren has three manufacturing locations -- Newfields, New Hampshire; Wytheville, Virginia; and Church Hill, Tennessee.

     The Company has entered into an agreement with Hutchinson SA, a French company, which looks towards the eventual formation of a joint venture, to manufacture, market and sell primary and secondary automotive door seals and related products for world car programs. If the joint venture is formed, the Company will be required to make capital contributions to the joint venture.

DOEHLER-JARVIS, INC.

     Doehler-Jarvis, which has conducted business since 1907, specializes in complex, high volume aluminum castings primarily for use in the automotive industry. Doehler-Jarvis is headquartered in Toledo, Ohio and primarily conducts its operations through three Doehler-Jarvis owned manufacturing facilities located in Toledo, Ohio, Pottstown, Pennsylvania and Greeneville, Tennessee.

     The automotive components manufactured by Doehler-Jarvis include automatic transmission cases and components, cylinder heads, cam carriers, intake manifolds, front engine covers, water pumps and rack and pinion housings. Doehler-Jarvis' automotive products are used in over 130 vehicle models, predominantly light trucks and rear-wheel drive luxury automobiles. Management believes that this diversified sales base helps to reduce Doehler-Jarvis' exposure to production declines in any particular model, while also providing some resistance to an economic downturn due to the orientation toward light trucks and luxury automobiles, sales of which historically have been less affected during periods of reduced economic growth.

     Aluminum castings are manufactured using one of four principal processes: high pressure die casting; semi-permanent and permanent mold casting; squeeze casting; and sand casting. Doehler-Jarvis uses the high pressure die casting and semi-permanent and permanent mold casting processes as well as its proprietary Doehler Core(C) process for its current production.

        Doehler-Jarvis became a wholly-owned subsidiary of the Company pursuant to a merger transaction on July 28, 1995. Consolidated sales of Doehler-Jarvis and its subsidiaries amounted to $296.0 million for the year ended September 30, 1996 and gross profit margins were less than 1%, which was caused mainly by operation inefficiencies at the Toledo and Pottstown plants, including the impact of operating the Toledo plant on a seven day week basis resulting in significant overtime costs and the negative margins incurred from sales of the Doehler-Jarvis Manifold Program and a Program for Bell Housings ("the Programs"). Subject to continuing negotiations, adjustments have been made by the customer to the program terms that are expected to reduce or eliminate such losses. The Company has experienced a deficiency of earnings over fixed charges as a result of the unprofitable operations of Doehler-Jarvis and the increased interest cost associated with the Merger. Management anticipates the reduction or elimination of losses under the Programs by March or April, 1997.

     Management continues to believe that the increase in its revenue base by reason of the acquisition of Doehler-Jarvis and the resulting increased size of the Company provide the Company with a stronger domestic presence as a "Tier 1" Supplier at a time when OEMs are continuing to reduce the number of "Tier 1" Suppliers with which they do business.

     GM has selected Doehler-Jarvis as the supplier of three major aluminum castings for GM's 1998 1/2 Premium V6 engine program. Doehler-Jarvis will be the exclusive producer of the aluminum engine blocks, engine covers and lower crankcase castings for this new advanced engine. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Expenditures and Other Uses of Funds."

HARMAN AUTOMOTIVE, INC.

     Harman, which has conducted business since 1934, is a full-line producer of outside rearview mirrors for use as original equipment by the U.S. Automakers. Harman primarily designs and produces remote-controlled mirrors, which are either cable or electric operated, and hand-controlled mirrors. The mirrors are either molded plastic or die-cast zinc and are painted, fabricated and assembled according to customer specifications at Harman's own integrated facilities. Harman's customers include GM and Chrysler. The Company's manufacturing facility is located in Bolivar, Tennessee.

     Harman experienced significant quality and delivery problems in the 1989 and 1990 model years. This experience resulted in Harman being unable to bid on orders at Ford and Chrysler. Management has since corrected these problems through both personnel and system changes. Although Harman has not been reinstated as a long-term supplier at Ford, Ford has recently "benchmarked" Harman for consideration as a supplier for new mirror programs expected to be completed by April 1997 and is performing a facility, quality and technology assessment of Harman. Even if Ford reinstates Harman as one of Ford's long-term suppliers, however, it is not expected that the Company will generate any new Ford business prior to the 2000 model year.

     Harman sales to Ford amounted to approximately $32.0 million in fiscal 1994, and sales for the fiscal year ended September 30, 1995 aggregated $16.0 million and fell to $3.4 million in fiscal 1996. In response to the loss of Ford business, Harman has been expanding its product lines and obtained from GM orders of approximately $2.0 million for exterior door handle business, which was furnished in fiscal 1995, and an additional $10 million order for exterior door handle business, which was furnished in fiscal 1996. During the 1995 model year, Harman commenced the manufacture of a GM mirror that was resourced from a competitor. In each of fiscal 1995 and 1996, the revenues attributable to this award were approximately $4.6 million. This program is expected to continue through the 2001 model year. In addition, Harman has received an additional order for a passenger car exterior rear view mirror system for application in the 1997 model year and for interior and exterior door handles for application in the 1998 model year. During 1996, Harman closed its manufacturing facility in Sevierville, Tennessee and the remaining production was consolidated into the Bolivar, Tennessee plant.

        Management has retained Salomon Brothers Inc to render financial advisory and investment banking services in connection with the possible sale
of Harman's assets.   The Company recently received a proposal for the
possible sale of Harman for approximately $18.0 million to be paid in cash and the assumption of certain liailities, subject to executing a letter of intent, performing due diligence, and the buyer obtaining financing. Liabilities not assumed by the buyer will remain obligations of the Company. There can be no assurance that this or a similar transaction involving Harman will be approved by the Company or will be consumated.

HAYES-ALBION CORPORATION

     Hayes-Albion, which has conducted business since 1888, engages in the casting, fabricating and machining a wide range of quality metal products primarily for the North American automotive industry and, to a lesser extent, for the farm equipment and general industrial markets. Hayes-Albion's products consist of ferrous and non-ferrous castings and fans. Products made from ferrous castings include transmission parts, universal joint yokes, rear axle housings and suspension parts and are manufactured primarily for use in the automotive industry. These products are also sold to the agricultural equipment and automotive industries. Products made from aluminum, magnesium and zinc castings are manufactured by Hayes-Albion for the automotive, transportation, construction, and machinery industries. Hayes-Albion's principal customers are GM, Ford, Chrysler, Caterpillar, Toyota and Dana. Hayes-Albion supplies cylinder head covers for delivery to Toyota's Tahara plant in Japan for use in Toyota's Lexus models. Hayes-Albion has six manufacturing facilities, one each located in Albion and Jackson, Michigan; Tiffin, Ohio; Ripley, Tennessee; St. Louis, Missouri; and Rock Valley, Iowa.

TRIM TRENDS

     Trim Trends Division, which has conducted business since 1948, is a full-line producer of functional and decorative metal stamped and roll form products for use as original equipment by the U.S. Automakers. These products are manufactured using a variety of raw materials, including carbon steel, stainless steel, and aluminum that are fabricated according to customer specifications. The Trim Trends Division's customers include GM, Ford, and Chrysler. The Trim Trends Division has five manufacturing facilities - Deckerville and Snover, Michigan; Spencerville and Bryan, Ohio; and Dundalk, Ontario. Prior to June 1995, the Trim Trends Division was also a producer of glass assemblies.

     The Trim Trends Division has received the door sash business for the Ford Escort beginning with the 1997 model year. The Trim Trends Division has also been awarded the door beam business in two GM high volume programs, one of which commences in the 1999 Model Year and the other commences in the 2000 Model Year. In addition, the Trim Trends Division is actively seeking programs at GM and Chrysler for upper door frames, bumper impact beams, door impact beams and other door and structural components. The Trim Trends Division was recently successful in obtaining awards from Chrysler to supply door frames for its NS Van platforms and structural components for the LH Sedan and an award from GM to supply a door component for its GM 200 platform.

HARVARD INTERIORS

     Harvard Interiors Manufacturing Co. Division ("Harvard Interiors"), an operating division of the Company, and in business since 1908, is engaged in (i) the manufacture and assembly of a line of office chairs, including ergonomic chairs sold principally to the United States Government and various state and local government entities and retail businesses, wholesale clubs and superstores and (ii) the assembly and sale of rocket launchers for use on rotary and fixed wing aircraft. Harvard Interiors has two plants located in St. Louis and Arnold, Missouri. At September 30, 1996, Harvard Interiors had 230 employees.

     Federal, state and local governments accounted for approximately 33.2% and 45.6% of Harvard Interiors' chair sales for the years ended September 30, 1996 and September 30, 1995, respectively.

     The rocket launchers, which consist of a casing for holding rockets and enclosed electrical systems for controlled firing, are assembled at the St. Louis facilities of Harvard Interiors. In addition, this Division assembles certain electronic and electrical parts and products to various manufacturers' specifications. The largest customer of Harvard Interiors is the United States Government, which accounted for approximately 31.7% and 34.7% of Harvard Interiors sales for the years ended September 30, 1996 and September 30, 1995, respectively.

     Management, as part of its determination to focus upon the Company's automotive business, has retained Salomon Brothers Inc to render financial advisory and investment banking services in connection with the possible sale of Harvard Interiors.

BACKLOG

     The automotive segment operates pursuant to purchase orders which are filled on a current basis. As a result, the automotive segment of the Company's business does not have backlog of any material significance. Also, there is no material backlog in respect of the Company's non-automotive business segment.

INTELLECTUAL PROPERTY

     The Company from time to time applies for patents with respect to patentable developments, the protection of which is important to Doehler-Jarvis and Kingston-Warren. Otherwise, no patent or group of patents held by the Company is, in the opinion of management, of material importance to the Company's business as a whole. The primary patents relating to the DoehlerCore(C) System begin expiring in November 1998, while the primary patents relating to the squeeze casting business begin expiring in January 2008. The other patents held by Doehler-Jarvis expire at various times to October 2017.

COMPETITION

     The Company, in all phases of its activities, is subject to competition from many companies larger in size and with greater financial resources as well as from a number of companies of equal or similar size which specialize in certain of the Company's activities. The Company considers major competitors with respect to each unit in its automotive business to include the following:
Kingston-Warren: Standard Products, Gencorp and B.T.R.; Hayes-Albion: Intermet, Grede, Schwitzer, Lunt and Racine; Harman: Ichikoh, Siegel Roberts, United Technology, Donnelly Corporation, Britex, and Magna International; Trim Trends
Division: Excel Industries, Inland Fisher Guide and Magna International; Doehler-Jarvis: Ryobi Die Casting (USA), Inc., Gibbs Die Casting Corp., ITT Lester Industries, Inc., Fort Wayne Foundry Corp., CMI International Inc. and Teksid SPA, as well as the captive aluminum casting operations of the U.S. Automakers. Competitive factors in the market include product quality, customer service, product mix, new product design capabilities, cost, reliability of supply and supplier ratings. Management expects the total number of suppliers to continue to decrease as OEMs continue to reduce their supply base. The non-automotive business segment of the Company's business is affected by many factors not within its control, such as variations in military requirements of the United States and Canadian governments and budget allocation.

MARKETING AND SALES

     The Company markets and distributes its products to non-governmental entities through sales persons and independent manufacturers' representatives, the loss of any one of whom would not have a materially adverse impact on the Company. The Company and its subsidiaries compete for OEM business at the beginning of the development of new products, upon customer redesign of existing components and customer decisions to outsource captive component productions. Such sales to automotive OEMs are made directly by the Company's sales, customer service and engineering force. Through sales and engineering personnel, the Company services its automotive OEM customers and manages its continuing programs of product development and design improvement. In keeping with industry practice, OEMs generally award blanket purchase orders and contract for specific parts and components for a given model for a particular powertrain or other mechanical component, the duration of which is usually through the life cycle of the product. These components are generally used across several platforms or models. Purchase orders do not commit customers to purchase any minimum number of components and usually extend over the component life and are not necessarily dependent upon model changes. Sales to governmental agencies are usually generated through responses to invitations for bids and requests for proposals that are distributed to qualified contractors and advertised to the public as well as through unsolicited proposals made to the procurement agencies. Substantially all of the Company's sales are derived from United States and Canadian sources.

EMPLOYEES

     As of September 30, 1996, the Company employed 6,990 persons, most of whom are involved in production and maintenance, with the balance engaged in administration, sales and clerical work. Of such persons, 3,254 or 46.6% are unionized. Many of the Company's production and maintenance employees are covered by collective bargaining agreements with various unions, with contracts expiring for 1,139 employees in 1997, for 608 employees in 1998 and 1,499 employees in 1999. The Company believes that its relations with its employees are satisfactory.

     The Company expects that all of the collective bargaining agreements will be extended or renegotiated in the ordinary course of business. As a result of such renegotiations, the Company expects that its labor and fringe benefit costs will increase in the future. The Company does not believe that the outcome of such renegotiation will have a material effect upon the Company's financial position or results of operations. The Company has never experienced any work stoppages at its facilities and has been able to extend or renegotiate its various collective bargaining agreements without disrupting production.

SOURCES AND AVAILABILITY OF RAW MATERIALS

     The raw materials required by the Company are obtained from regular commercial sources of supply and, in most cases, multiple sources. Under normal conditions, such as those that currently exist, there is no difficulty in obtaining requirements at competitive prices. However, future shortages of raw materials could have a material adverse effect on all phases of the Company's business. No shortages have been experienced by the Company in obtaining its required raw materials. The Company considers its major raw material suppliers with respect to each unit in its automotive business to include:
Kingston-Warren: PPG and Burton Rubber; Hayes-Albion: Consumer's Power, Jackson Iron and Metal and Acustar; Harman: BASF, T.F.C. Inc. and E.D.S. Manufacturing, Inc.; Trim Trends Division: Inland Steel. These suppliers furnish energy, steel, glass, rubber, and paint to such units. Doehler-Jarvis is not dependent on any individual supplier. Its principal raw material is aluminum, which is purchased from multiple suppliers. Captive aluminum processing operations enable Doehler-Jarvis to purchase less costly scrap aluminum and non-certified aluminum ingot and refine the metal to the required certified specifications. Its purchase orders with its OEM customers provide for price adjustments related to changes in the cost of aluminum.

SEASONALITY

     The Company's principal operations are directly related to the domestic automotive industry. Consequently, the Company experiences seasonal fluctuations to the extent that the operations of the domestic automotive industry slow down during the summer months when plants close for vacation period and model year changeovers and during the month of December for plant holiday closures.

RESEARCH AND DEVELOPMENT

     Although the Company operates in mature industries, it continues to expend funds for research and development of new products, processes and applications. The Company's strategy has been to focus its research and development effort on current product improvements, new product development and new process development in order to enhance current operations, customer satisfaction and produce continuous improvements for the future. However, research and development expenditures for the Company's units have not been material to the Company's operations on a consolidated basis.

     Doehler-Jarvis assigns engineering teams to work closely with specific customers to incorporate their requirements into the product design process. These teams build prototypes for in-house and customer testing, and design sophisticated production casting systems for Doehler-Jarvis' plants. In addition, Doehler-Jarvis' engineers regularly work with scientists and researchers at several universities to support continued advanced research in metallurgical properties and applications.

     The DoehlerCore(C) System was developed by Doehler-Jarvis' research and development staff. This patented technique is currently used for the production of complex parts with deep undercuts and/or channels. Expanding the use of the DoehlerCore(C) System to manufacture aluminum engine blocks could provide a significant future opportunity for Doehler-Jarvis. Management of Doehler-Jarvis has assembled a group of engineers to focus exclusively on the design and development of DoehlerCore(C) aluminum engine blocks.

COMPLIANCE WITH ENVIRONMENTAL LAWS

     Although the Company is, and may from time to time in the future, be subject to enforcement proceedings under environmental laws, the Company does not believe that the ultimate disposition of these proceedings will have a material adverse effect upon its capital expenditures, operations, competitive position, financial condition, results of operations or liquidity. Federal, state and local environmental laws, regulations and requirements are a significant factor in the Company's business. The Company is subject to a multitude of compliance requirements, including permits, and air and water discharge and emission limitations, including emissions produced by furnaces, under laws such as federal and state Clean Air and Clean Water Acts, and solid waste management laws such as the federal Resource Conservation and Recovery Act ("RCRA"). Analogous state laws also regulate underground storage tanks and cleanup of discharges from such tanks, as well as disposal of lubricating oil and discharge of water used to clean machines. During the past several years, the Company has been named as a potentially responsible party ("PRP") by the United States Environmental

Protection Agency ("EPA") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or Superfund") at a number of sites, including sites at Vega Alta, Puerto Rico and Gnadenhutten, Ohio (the latter elsewhere referred to herein as the "Alsco-Anaconda Site"). Management believes that it is not reasonably likely that the Company's share of any investigation and remediation costs associated with such matters will have a material adverse effect upon the Company's financial condition, results of operations or liquidity.

     Doehler-Jarvis has also received requests for information and notices of potential liability under "Superfund-type laws" with respect to approximately eight sites which relate to offsite disposal activities conducted by prior owners of its assets, and thus relate to activities that occurred prior to the organization of Doehler-Jarvis' predecessor in 1990. Management believes that most of such notices and requests relate to activities occurring when Doehler-Jarvis was owned by NL Industries, Inc. ("NL") which has acknowledged liability for certain sites. As part of the merger transaction under which the Company acquired Doehler-Jarvis in July 1995, Farley Inc. ("Farley") has agreed to remain responsible following the transaction for all environmental costs and expenses relating to certain sites. To date, Doehler-Jarvis has not incurred any cost in connection with any of the above sites and, based on NL's and Farley's acknowledgment of responsibility, management does not expect the Company to incur any such costs in the future. There can be no assurance, however, that NL and Farley will continue to take responsibility for these sites. There also can be no assurance that attempts will not be made in the future to hold the Company responsible for contamination in newly discovered sites, and even where the disposal that caused the contamination occurred prior to 1990.

     Certain of Doehler-Jarvis' facilities have asbestos-containing materials ("ACMs") or suspected ACMs primarily in the form of pipe insulation, floor tiles, ceiling tiles, fireproofing and boiler insulation. Some of the ACMs or suspected ACMs are friable. Because there are no legal or health requirements to remove ACMs, except in the case of demolition or reconstruction projects, Doehler-Jarvis will, as a general practice, manage ACMs in place. Accordingly, the Company does not anticipate incurring material costs in connection with ACMs.

NEW FINANCING AGREEMENT

     The Company and certain of the Company's subsidiaries entered into a Financing Agreement, dated as of October 4, 1996 (the "Financing Agreement"), with a group of lenders (the "Lenders") and The CIT Group/Business Credit Inc., as a Lender and as Agent (the "Agent") for the Lenders. The Financing Agreement provides up to a $120,000,000 line of credit, consisting of (i) revolving loans ("Revolving Loans") and letters of credit of up to $90,000,000 (including a letter of credit subfacility, such that $25,000,000 may be extended in the form of letters of credit (principally stand-by) issued on behalf of the Company and the subsidiaries) (the "Revolving Credit Line"), subject to the borrowing base formula discussed below, and (ii) a $30,000,000 term loan facility (the "Term Loans"), which Term Loans are allocated among such subsidiaries as set forth in the Financing Agreement. The commitments under the

Revolving Credit Line terminate, and all outstanding amounts of Revolving Loans become due and payable on October 4, 1999, and Term Loans mature and become due and payable on October 4, 1999.

     The total amount of outstanding revolving loans, together with the stated amount of letters of credit, under the Financing Agreement is limited to amounts up to $90,000,000 in the aggregate and shall not exceed as to the Company and each borrowing subsidiary the sum of (i) 85% of the aggregate outstanding "eligible accounts receivable" of such company, plus (ii) a specified percentage (which percentage is 50% in the case of raw materials and finished goods inventory, and 25% in the case of work-in process inventory) of the value of the eligible inventory of such Company as determined at the lower of cost or market, provided that the outstanding amount of Revolving Loans advanced against such eligible inventory is limited to $20,000,000. The standards for eligibility for eligible accounts receivable and eligible inventory are set forth in the Financing Agreement.

     As security for payment of the Revolving Loans and letters of credit and other obligations, including the Term Loans and applicable guarantees, the Company and each borrowing subsidiary has granted to the Lenders a security interest and general lien on, present and future accounts receivable, inventory, documents, bank accounts and certain general intangibles (to the extent necessary to realize upon such accounts receivable and inventory), together with proceeds thereof. As further security for payment of the Term Loans and the guaranty thereof by the Company and each borrowing subsidiary, there has been granted to the Lenders a security interest and general lien on present and future acquired equipment and other pledged collateral including the outstanding shares of capital stock of each borrowing subsidiary, and other present and future general intangibles, together with proceeds thereof. Each of the Company and borrowing subsidiaries has unconditionally and irrevocably guaranteed the obligations of all of the borrowers under the Financing Agreement, which guarantees are secured as set forth above.

     If the Financing Agreement and the line of credit are terminated by the Company prior to October 4, 1997, an early termination fee must be paid in an amount equal to 0.75% of the aggregate amount of the aggregate line of credit.

     Revolving Loans under the Financing Agreement bear interest at the prime rate of The Chase Manhattan Bank (as defined in the Financing Agreement) plus 1.5% per annum, or at the companies' option, LIBOR (as defined in the Financing Agreement) plus 3.5% per annum. The Term Loan has an interest rate equivalent to prime plus 1.75% per annum. The Lenders also earn a fee of 2% per annum on the face amount of each standby letter of credit in addition to passing along to the borrowers all bank charges imposed on the Lenders by the letter of credit issuing bank. Further, the Lenders receive a line of credit fee of .5% per annum on the unutilized portion of the Revolving Line of Credit, together with certain other fees as have been separately agreed upon.

     The Financing Agreement contains, among other things, covenants restricting the ability of the borrowers, without the Lenders' consent, to sell or otherwise dispose of assets or merge, incur debt, pay dividends, repurchase or redeem capital stock and indebtedness, create liens, make capital expenditures, make certain investments or acquisitions, enter into transactions with affiliates and otherwise restricting corporate activities. The Financing Agreement also contains a covenant requiring the maintenance of a minimum amount of EBITDA (defined as consolidated earnings of the borrowers before interest and tax obligations, depreciation and amortization as well as the non-cash portion of post retirement benefits and other adjustments, including losses or gains on fixed asset dispositions) and restrictions on the amounts expended for capital expenditures and the amount of Revolving Loans utilized to finance capital expenditures. The Financing Agreement was amended on December 20, 1996 to amend the EBITDA covenants. The Company does not expect any covenants, as amended, to impair materially its ability to conduct business in the usual course. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Debt Service".

     The Financing Agreement contains events of default which are usual and customary in transactions of this type, including, among other things, payment defaults in respect of the line of credit, cross-defaults to certain other indebtedness, breach of covenants or representations and warranties included in the Financing Agreement and related documents and the institution of any bankruptcy proceedings, subject, in certain instances, to specified grace and cure periods. Upon the occurrence and continuance of an event of default under the Financing Agreement, the Lenders may terminate their commitments to make loans and issue letters of credit thereunder, declare the then outstanding loans due and payable and demand cash collateral in respect of outstanding letters of credit.

     On October 4, 1996, the Company and the borrowing subsidiaries referred to above borrowed an aggregate amount of $38,273,310, of which $30,000,000 was borrowed as Term Loans and $8,273,310 was borrowed as Revolving Loans. In addition, an aggregate amount of $19,406,000 of letters of credit (principally stand-by) was issued and outstanding under the Revolving Credit Line. Contemporaneously with entering into the Financing Agreement the Company terminated its then existing Revolving Credit Agreement, dated as of July 28, 1995, among the Company, and certain of its subsidiaries, Chemical Bank, as administrative and collateral agent, and the other lenders named therein. Proceeds of the Term Loans, together with proceeds of Revolving Loans, were used to repay all outstanding loans under such prior Revolving Credit Agreement.

     For additional information concerning the Company's indentures, capital leases, industrial revenue bonds, and indebtedness, as well as its outstanding Pay-In-Kind Exchangeable Preferred Stock ("PIK Preferred Stock"), see Note 9 and 19 of the Notes to Consolidated Financial Statements.

OTHER

     On October 18, 1994, the Board of Directors adopted a Stockholder Rights Plan providing that one Right shall be attached to each share of Common Stock of the Company. Each Right entitles the registered holder as of October 21, 1994, to purchase from the Company a unit (a "Unit") consisting of one one-hundredth of a share of Series A Junior Preferred Stock, par value $.01 per share (the "Preferred Stock"), at a Purchase Price of $64.00 per Unit (the "Purchase Price"), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights

Agreement"), dated as of October 18, 1994, as amended, between the Company and Shawmut Bank Connecticut, National Association, a national banking association as Rights Agent (the "Rights Agent").

     Initially, the Rights will be attached to all Common Stock certificates representing shares then outstanding, and no separate Rights Certificate will be distributed. The Rights will be separate from the Common Stock and a Distribution Date will occur upon the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person"), other than an Exempted Person (as defined below), has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of Common Stock (the "Stock Acquisition Date") or (ii) 10 business days (or such later date as may be determined by the Board of Directors) following the commencement of a tender offer or exchange offer that would result in a person or group, other than an Exempted Person, beneficially owning 15% or more of such outstanding shares of Common Stock. Until the Distribution Date, (i) the Rights will be evidenced by the Common Stock certificates and will be transferred with and only with such Common Stock certificates, (ii) new Common Stock certificates will contain a notation incorporating the Rights Agreement by reference and (iii) the surrender for transfer of any certificates for Common Stock outstanding will also constitute the transfer of the Rights associated with the Common Stock represented by such certificate.

     Any person who, together with all affiliates and associates of such person, is the beneficial owner of securities representing 10% but less than 20% of the shares of Common Stock outstanding on the date the Board of Directors authorized the dividend (the "Rights Dividend Declaration Date"), as disclosed in public filings with the Securities and Exchange Commission prior to such date shall be an "Exempted Person". However, any such person shall no longer be deemed to be an Exempted Person and shall be deemed an Acquiring Person if such person, together with all affiliates and associates of such person, becomes the beneficial owner, at any time after the Rights Dividend Declaration Date, of securities representing 26% or more of the shares of Common Stock then outstanding. The purchaser, assignee or transferee of the shares of Common Stock of an Exempted Person shall not be an Exempted Person.

     The Rights are not exercisable until the Distribution Date and will expire at the close of business on October 21, 2004, unless earlier redeemed by the Company as described below.

     As soon as practicable after the Distribution Date, Rights Certificates will be mailed to holders of record of the Common Stock as of the close of business on the Distribution Date and, thereafter, the separate Rights Certificate alone will represent the Rights. Except as otherwise determined by the Board of Directors, only shares of Common Stock prior to the Distribution Date will be issued with Rights.

     In the event that any person becomes the beneficial owner of 15% or more of the then outstanding shares of Common Stock (unless such acquisition is made pursuant to a tender or exchange offer for all outstanding shares of the Company, at a price determined by a majority of the independent Directors of the Company who are not representatives, nominees, Affiliates or Associates of an Acquiring Person to be fair and otherwise in the best interest of the Company and its stockholders), each holder of a Right will thereafter have the right to receive, upon exercise, Common Stock (or, in certain circumstances, cash, property or other securities of the Company), having a value equal to two times the Exercise Price of the Right. The Exercise Price is the Purchase Price subject to adjustment in accordance with the terms of the Rights Agreement. Notwithstanding any of the foregoing, following the occurrence of the event set forth in this paragraph (the "Flip-In Event"), all Rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by an Acquiring Person will be null and void. However, Rights are not exercisable following the occurrence of the Flip-In Event set forth above until such time as the Rights are no longer redeemable by the Company as set forth below.

     For example, at an exercise price of $64.00 per Right not owned by an Acquiring Person (or by certain related parties) following an event set forth in the preceding paragraph would entitle its holder to purchase Common Stock with a value of $128.00 (or other consideration, as noted above) for $64.00. Assuming that the Common Stock has a per share value of $64.00 at such time, the holder of each valid Right would be entitled to purchase 2.0 shares of Common Stock for $64.00.

     In the event that following the Stock Acquisition Date, (i) the Company is acquired in a merger or consolidation in which the Company is not the surviving corporation (other than a merger that follows a tender offer determined to be fair to the stockholders of the Company, as described in the preceding paragraph) or (ii) 50% or more of the Company's assets or earning power is sold or transferred, each holder of a Right (except Rights which have previously been voided as set forth above) shall thereafter have the right to receive, upon exercise of the Right, Common Stock of the acquiring company having a value equal to two times the Exercise Price of the Right.

     The Purchase Price payable, and the number of Units of Preferred Stock or other securities or property issuable upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Preferred Stock, (ii) if holders of the Preferred Stock are granted certain rights or warrants to subscribe for Preferred Stock or convertible securities at less than the current market price of the Preferred Stock, or (iii) upon the distribution to holders of the Preferred Stock of evidences of indebtedness or assets (excluding regular quarterly cash dividends) or of subscription rights or warrants (other than those referred to above).

     With certain exceptions, no adjustments in the Purchase Price will be required until cumulative adjustments amount to at least 1% of the Purchase Price. No fractional Units will be issued and, in lieu thereof, an adjustment in cash will be made based on the market price of the Preferred Stock on the last trading date prior to the date of exercise.

     At any time until 10 days following the Stock Acquisition Date, the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right. Under certain circumstances, the decision to redeem shall require the concurrence of a majority of the Continuing Directors (as defined below). Immediately upon the action of the Board of Directors ordering redemption of the Rights, the Rights will terminate and the only right of the holders of Rights will be to receive the $.01 redemption price.

     The term "Continuing Director" means any member of the Board of Directors of the Company who was a member of the Board of Directors prior to the adoption of the Rights Plan and any person who is subsequently elected to the Board of Directors if such person is recommended or approved by a majority of the Continuing Directors, but shall not include an Acquiring Person, or an affiliate or associate of an Acquiring Person, or any representative of the foregoing entities.

     Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. While the distribution of the Rights will not be taxable to stockholders or to the Company, stockholders may, depending upon the circumstances, recognize taxable income in the event that the Rights become exercisable for Common Stock (or other consideration) of the Company as set forth above.

     Other than those provisions relating to the principal economic terms of the Rights, any of the provisions of the Rights Agreement may be amended by the Board of Directors of the Company prior to the Distribution Date. After the Distribution Date, the provisions of the Rights Agreement may be amended by the Board of Directors (in certain circumstances, with the concurrence of the Continuing Directors) in order to cure any ambiguity, to make changes which do not adversely affect the interests of holders of Rights (excluding the interest of any Acquiring Person), or to shorten or lengthen any time period under the Rights Agreement; provided that no amendment to adjust the time period governing redemption shall be made at such time as the Rights are not redeemable.

     The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company in certain circumstances. Accordingly, the existence of the Rights may deter certain acquirers from making takeover proposals or tender offers. However, the Rights are not intended to prevent a takeover, but rather are designed to enhance the ability of the Board of Directors to negotiate with an acquirer on behalf of all of the shareholders.

CERTAIN PROVISIONS OF FLORIDA LAW

     The Company is subject to certain anti-takeover provisions that apply to a public corporation organized under Florida law, unless the corporation has elected to opt out of those provisions in its articles of incorporation or bylaws. The Florida Business Corporation Act (the "FBCA") prohibits the voting of shares in a publicly-held Florida corporation that are acquired in a "control share acquisition" unless the holders of a majority of the corporation's voting shares

(exclusive of shares held by officers of the corporation, inside directors, or the acquiring party) approve the granting of voting rights as to the shares acquired in the control share acquisition. A "control share acquisition" is defined as an acquisition that immediately thereafter entitles the acquiring party to vote in the election of directors within each of the following ranges of voting power: (i) one-fifth or more but less than one-third of such voting power, (ii) one-third or more but less than a majority of such voting power, and
(iii) more than a majority of such voting power.

        The Board of Directors may, however, exclude an acquisition from the reach of the prohibition on the voting of shares acquired in a "control share acquisition." The Company's Board of Directors has excluded such a transaction by Pengo Securities Corp., Durian Securities, Energy Management Corporation, and Mr. John Adams, certain of the Company's shareholders. These shareholders may increase their aggregate holdings of the Company's Common Stock up to a total of 25% of the Company's outstanding Common Stock, without triggering the disenfranchisement of the voting rights of such shares pursuant to the FBCA.

     The FBCA also contains an "affiliated transaction" provision that prohibits a publicly-held Florida corporation from engaging in a broad range of business combinations or other extraordinary corporate transactions with an "interested shareholder" unless (i) the transaction is approved by a majority of disinterested directors before the person becomes an interested shareholder,
(ii) the interested shareholder has owned at least 80% of the corporation's outstanding voting shares for at least five years, or (iii) the transaction is approved by the holders of two-thirds of the corporation's voting shares other than those owned by the interested shareholder. An "interested shareholder" is defined as a person who together with affiliates and associates beneficially owns more than 10% of the corporation's outstanding voting shares.

     The above-described provisions may have certain anti-takeover effects. Such provisions may make it more difficult for other persons, without the approval of the Company's Board of Directors, to make a tender offer or acquisitions of substantial amounts of the Common Stock or to launch other takeover attempts that might result in the payment of a premium over market price for the Common Stock held by such shareholder. See "Item 11. Executive Compensation Severance Agreements and Retention Bonuses".

PBGC SETTLEMENT AGREEMENT

     On July 26, 1994, the Company entered into a Settlement Agreement (the "PBGC Settlement Agreement") with the Pension Benefit Guaranty Corporation ("PBGC") pursuant to which it is obligated to make contributions to certain of its underfunded pension plans. These contributions will be in addition to the minimum statutory funding requirements with regard to such plans. Pursuant to the PBGC Settlement Agreement, the Company made additional contributions of $6.0 million on August 2, 1994, $1.5 million quarterly thereafter through September 30, 1996, and is obligated to make quarterly payments of $1.5 million through September 30, 1997.

     In addition, the PBGC Settlement Agreement restricts the Company's ability to redeem the PIK Preferred Stock and contains certain other restrictive covenants. Upon an event of default thereunder, the PBGC will have certain rights, including the right to declare all additional contributions immediately due and payable. The PBGC may also create a lien to secure any unpaid additional contributions (regardless of whether the unpaid additional contributions were accelerated) similar to the lien to which a plan is entitled under Section 412(n) of the Internal Revenue Code with respect to unpaid minimum statutory contributions.

ITEM 2.   PROPERTIES

     The Company's principal executive offices are located in leased space at 2502 North Rocky Point Drive, Suite 960, Tampa, Florida 33607. See "Item 13. Certain Relationships and Related Transactions" for information concerning the terms of the lease covering such premises. The principal properties of the Company include its production facilities, all of which are owned by the Company and its subsidiaries except for its real property in Ripley, Tennessee. The Company also leases certain warehouse and distribution facilities and regional sales offices that are not included among the Company's principal properties. None of the leases is material to the Company's business as a whole or provides any unique advantage. The Company believes that its facilities are suitable for their current and foreseeable purposes. Capacity at any plant depends, among other things, on the product mix, the processes and equipment used and tooling. Capacity varies periodically, depending on customer demand. The Company currently estimates that its automotive business plants generally operate at between 60.0% and 100.0% of capacity on a five-day week basis, except for certain Doehler-Jarvis facilities that operated during the 1996 fiscal year at 100.0% of capacity on a seven-day week basis. The Company has taken steps, including cost reduction and capital investments to return its Doehler-Jarvis facilities to operating on a five-day week basis. The Company believes that its existing facilities are sufficient to meet its existing needs and its anticipated growth requirements.


     The following table sets forth certain information with respect to the Company's principal properties:



SUBSIDIARY OR
DIVISION                     LOCATION                     TYPE OF FACILITY                                     SQ. FT.
--------                     --------                     ----------------                                     -------
Harvard Industries           Farmington Hills, Michigan   Automotive headquarters                               70,000
Kingston-Warren              Newfields, New Hampshire     Manufacturing plant, office and warehouse            302,200
Kingston-Warren              Wytheville, Virginia         Manufacturing plant, office and warehouse             86,000
Kingston-Warren              Church Hill, Tennessee       Manufacturing plant, office and warehouse (1)        162,900
Harman                       Bolivar, Tennessee           Manufacturing plant, warehouse and office            294,400
Hayes-Albion                 Albion, Michigan             Manufacturing plant                                  458,300
Hayes-Albion                 Bridgeton, Missouri          Manufacturing plant                                  128,300
Hayes-Albion                 Jackson, Michigan            Manufacturing plant                                  218,600
Hayes-Albion                 Jackson, Michigan            Administrative offices                                15,600
Hayes-Albion                 Rock Valley, Iowa            Manufacturing plant                                   86,000
Hayes-Albion                 Ripley, Tennessee            Manufacturing plant (2)                              100,000
Hayes-Albion                 Tiffin, Ohio                 Manufacturing plant                                  467,400
Trim Trends Division         Kingston, Michigan           Rental property                                       12,000
Trim Trends Division         Deckerville, Michigan        Manufacturing plant                                   74,900
Trim Trends Division         Snover, Michigan             Manufacturing plant                                   75,500
Trim Trends, Canada          Dundalk, Ontario, Canada     Manufacturing plant                                   80,000
Trim Trends Division         Bryan, Ohio                  Manufacturing plant                                  141,500
Trim Trends Division         Spencerville, Ohio           Manufacturing plant                                  159,000
Doehler-Jarvis               Toledo, Ohio                 Manufacturing plant and office building              542,000
Doehler-Jarvis               Pottstown, Pennsylvania      Manufacturing plant                                  470,000
Doehler-Jarvis               Greeneville, Tennessee       Manufacturing plant                                  256,000
Harvard Interiors            St. Louis, Missouri          Manufacturing plant, warehouse facility, and         349,800
                                                              office building
Harvard Interiors            Arnold, Missouri             Assembly plant                                        31,400



         (1) A portion of this facility is owned by a municipality pursuant to industrial revenue bond financing.

         (2) The land underlying this facility is leased through August 30, 1999.

ITEM 3.   LEGAL PROCEEDINGS

     Various legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against the Company and its subsidiaries. Included among the foregoing matters are the following:

ESNA - Specialty Fasteners

As part of an overall restructuring of the Company, and the decision of management to concentrate its resources on the Company's core automotive businesses, the Company sold certain assets related to its then Elastic Stop Nut Division ("ESNA") located in Union, New Jersey in March 1995, after having sold ESNA's Pocahontas, Arkansas operations in December 1994. ESNA, which had conducted business since 1934, was engaged primarily in the engineering, design and manufacture of specialty fasteners for the aerospace, industrial and commercial markets until manufacturing operations ceased in July 1995. Until completion of such sales and cessation of ESNA's operations the Company continued to operate ESNA in the ordinary course and reflected ESNA's operating results as discontinued operations. After considering the length of time, current market conditions and environmental cleanup costs to dispose of the facility for residential and industrial use, the Company determined that it was appropriate to reflect the value of the ESNA facility to the Company at a nominal net realizable value, including cleanup costs, as of September 30,
1996.   As a result, in the fourth quarter of 1996, the Company reflected a
$7,500,000 charge to discontinued operations, representing the write-down of the ESNA facility, continuing carrying costs of the Union, N.J. facility and the continuing costs associated with the Company's ongoing participation in the Department of Defense Voluntary Disclosure Program. The Company anticipates the receipt of certain royalties from the purchaser of its Union, New Jersey aerospace operations over the next four years.

     The Company determined in September 1993 that certain plated and non-plated self-locking fasteners sold to the United States Government and other customers for application in the construction of aircraft engines and airframes manufactured at the Union, New Jersey facility of ESNA were not manufactured and/or tested in accordance with applicable specifications. In connection therewith, in September 1993, the Company notified the Department of Defense (the "DoD") Office of Inspector General ("OIG") and, upon request, was admitted into the Voluntary Disclosure Program (the "Program") of the DoD. The Company also notified ESNA's customers, including the Defense Industrial Supply Center ("DISC"), of these matters and offered to retest and/or reprocess affected parts. After disclosure was made, DISC indicated that it intended to scrap flight safety critical parts which were in its inventory and also it suspended ESNA's Union, New Jersey facility from two Qualified Products Lists ("QPLs"), QPL-25027 and QPL-7873, in November and December 1993. This required ESNA to suspend sales of parts covered by such QPLs to the United States Government and its contractors and undergo procedures to requalify for those QPLs. The Company was notified by DISC in early May 1994 that it had requalified for those QPLs and could resume shipments.

     On February 23, 1994, the Company ascertained that certain fasteners manufactured at ESNA's Pocahontas, Arkansas facility and sold to the United States Government and other customers for applications in the manufacture of automotive, marine and farm equipment products, as well as heavy trucks and general commercial products, were not being tested in accordance with applicable government and other customer specifications. The Company notified the DoD
OIG and DISC of the testing samples from the affected lots identified at the Pocahontas facility.

     The Company also learned in 1994 that an additional test regarding the measurement of fastener threads had not been performed at the Union and Pocahontas facilities on every lot for which it was required by applicable specifications since April 1993. The Company notified the DoD OIG of this matter in accordance with its participation in the Program. The Company identified the lots affected by this deficiency, and notified, in December 1994 and January 1995, customers who purchased these lots and has taken other appropriate corrective actions.

     If it is ultimately determined that the deviations from specifications, and certifications made in connection therewith, constitute violations of statutory and regulatory provisions, the Company may, among other things, be subject to criminal prosecution, treble damages and penalties under the Civil False Claims Act as well as administrative sanctions such as debarment from future government contracting. The Company may also be subject to civil damages which could result from claims that have been or may be made by ESNA's other customers.

     As a result of its admission into the Program based on its disclosures regarding the Union facility, the Company expects to receive favorable consideration from the Government with respect to whether or not criminal charges should be brought, administrative sanctions should be imposed and civil penalties should be sought in connection with the sales of affected parts to the Government. The Company also expects to receive such treatment with respect to its subsequent disclosures regarding the Pocahontas facility. In particular, the Company believes that, in accordance with past practice under the Program, if the Company maintains its status in the Program and complies fully with the terms and conditions of the agreement entered into in connection with the Company's admittance into the Program (i) the government probably will not seek criminal sanctions against the Company, (ii) the Company probably will not be suspended or debarred from government contracting, (iii) the government probably will not seek Civil False Claims Act penalties against the Company and (iv) the government probably will seek to resolve claims against the Company under the Civil False Claims Act based upon double rather than treble damages. There is no assurance, however, the Company will receive such treatment with respect to any or all of these disclosures.

     In carrying out its offer to retest and/or reprocess affected parts, the Company engaged in such activities, including retesting, and/or reprocessing its own parts inventory, from September 1993 until July 31, 1995, when such activities terminated with respect to those parts which were returned by customers. For those fasteners which had been destroyed during retesting, credits were issued to affected customers' accounts. At September 30, 1996, the accrued costs totaled $6,830,000. which represented costs such as severance pay, relating to this discontinued operation as well as costs attributable to the Company's participation in the Program and related matters which, in turn, cover, among other things, legal costs, fines and penalties. However, ultimate costs are dependent upon future events, the outcomes of which are not determinable at the present time. Such ultimate costs could have a material effect on the Company's financial condition, results of operations or liquidity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - The Company-Liquidity and Capital Resources - ESNA" and Note 4 to the Consolidated Financial Statements.

Environmental Matters

     The Company may incur liability for alleged environmental damage associated with past waste disposal practices. Generators of hazardous substances placed in disposal sites at which environmental problems are alleged to exist, as well as the owners of those sites and certain other classes of persons, are subject to claims brought by state and federal regulatory agencies pursuant to statutory authority. Since 1981, EPA has sought compensation and remedial action from waste generators, site owners and operators, and others under CERCLA, which authorizes such action by EPA regardless of fault or the legality of original disposal. The Company's most significant involvement in CERCLA proceedings relates to the Vega Alta and Alsco-Anaconda Superfund sites.

     Vega Alta Site. The Company's Harman subsidiary was named as one of several PRPs by EPA pursuant to CERCLA concerning environmental contamination at the Vega Alta, Puerto Rico Superfund site (the "Vega Alta Site"). Other named PRPs include subsidiaries of General Electric Company ("General Electric"), Motorola, Inc. ("Motorola"), and The West Company, Inc. ("West Company") and the Puerto Rico Industrial Development Corporation ("PRIDCO"). PRIDCO owns the industrial park where the PRPs were operating facilities at the time of alleged discharges. Another party, Unisys Corporation, was identified by General Electric as an additional PRP at the Superfund Site as the successor to the prior operator at one of the General Electric facilities. Unisys Corporation was not initially designated as a PRP by EPA, although it was named as a PRP in conjunction with settlement proceedings and consent decree.

     There are currently two phases of administrative proceedings in progress. The first phase, known as Operable Unit I ("OUI"), involves a Unilateral Order by EPA that the named PRPs implement the Vega Alta Site remedy chosen by EPA, consisting of the replacement of the drinking water supply to local residents and installation and operation of a groundwater treatment system to remediate groundwater contamination. In addition, EPA sought recovery of costs it had expended at the Vega Alta Site.

     Motorola, West Company and Harman completed construction of the OUI remedy pursuant to a cost-sharing arrangement. As of September 30, 1996, Harman's remaining share of costs pursuant to this cost sharing arrangement is approximately $360,000 including reimbursement of the other two PRP's for the construction cost of the OUI treatment system. Pursuant to the Company's Plan, Harman began payment against these obligations (the "Plan Amounts") in 1995.

     Effective June 30, 1993, the PRPs reached a settlement among themselves. Harman, together with Motorola and West Company, have completed the agreed upon work for the first phase of administrative proceedings, as outlined above, which included final construction and initial testing of the cleanup system. In addition, Harman, Motorola and West Company each agreed to pay General Electric the sum of $800,000 in return for General Electric's agreement to assume liability for, and indemnify and hold Harman and the others harmless against, EPA's cost recovery claim, to undertake operation and maintenance of the OUI cleanup system and to construct, operate and maintain any other proposed system that may be required by EPA under OUII, and to conduct any further work required under OUII investigatory and cleanup requirements concerning further phases of work at the Vega Alta Site. Harman's settlement payment to General Electric is being made in 20 equal quarterly installments, which commenced in January 1995, with 9% interest per annum. Harman, West Company and Motorola retained liability for any cleanup activities that may in the future be required by EPA at their respective facilities due to their own actions, for toxic tort claims and for natural resource damage claims. In light of the settlement, Harman, Motorola and West Company have stipulated with the EPA to liability at the Vega Alta Site. In the suit by the United States, a consent decree among all of the PRPs and the United States was fully executed by all parties, and was entered by the federal district court, finally resolving the cost recovery litigation.

     Pursuant to a letter dated January 31, 1994 and subsequent notices since that date, Harman and the other PRPs have been put on notice of potential claims for damages, allegedly suffered by the owners and operators of farms located in the vicinity of the Vega Alta Site. If Harman were to be found liable in any future lawsuit, some of the alleged damages (e.g., personal injury, property and punitive damages) would not be covered by the settlement agreement with General Electric. In a letter to General Electric's counsel, counsel for the owners and operators alleged estimated losses of approximately $400 million "based primarily on lost income stream," purportedly based on certain assumptions concerning the value of the property, its potential for development and groundwater contamination issues. At this time, however, Harman, has no information which would support such unindemnified claims, and believes the claims to be speculative.

     Alsco-Anaconda Site. Alsco Company, a predecessor of the Company, was the former owner and operator of a manufacturing facility located in Gnadenhutten, Ohio. The Alsco division of the Company was sold in August 1971 to the Anaconda Company. Subsequently, Alsco became Alsco-Anaconda, Inc., a subsidiary of the Anaconda Company. In January 1977, when the Atlantic Richfield Company ("ARCO") purchased the Anaconda Company, the Gnadenhutten facility became a part of ARCO Metals Company and was renamed Alsco. The facility, when acquired by ARCO, consisted of an architectural manufacturing plant, office buildings, a wastewater treatment plant, two sludge settling basins and a sludge pit. The basins and pit were used for treatment and disposal of substances generated from the manufacturing processes; they were proposed for inclusion on EPA's National Priorities List in October 1984. The basins and pit were formally listed as the "Alsco-Anaconda Superfund Site" in June 1986. ARCO sold the facility in 1986 to Pony Industries but retained ownership of a 4.8 acre Superfund Site.

     Under arrangements between the Company and ARCO, each has accepted that it is a PRP with respect to the Site. The Company, however, maintained that under the CERCLA statute its responsibility was limited to waste actually produced and deposited on the Site during its period of ownership (1965-1971). Although it is not possible to determine definitively the Company's ultimate exposure, management believes that the Company's obligations will likely be limited to those accepted under the settlement agreement with ARCO described in the next sentence, which settlement was based upon an allocated percentage of total anticipated remediation costs, which as alleged by ARCO, will aggregate $19.0 million to $21.5 million. The Company and ARCO reached a settlement in January 1995 whereby the Company has agreed to pay ARCO $6.25 million (as its share of up to $25.0 million of the cleanup and environmental costs at the Site) in twenty equal quarterly installments with accrued interest at the rate of 9% per annum, of which seven installments have been paid through September 30, 1996. In return, ARCO has assumed responsibility for cleanup activities at the Site and is obligated to indemnify the Company from any environmental claims below the cap. If cleanup costs should exceed $25.0 million, the parties will be in the same position as if the litigation was not settled. Upon execution of the Settlement Agreement, the matter was approved by the Delaware Bankruptcy Court.

     American Littoral Society. By letter dated June 4, 1996, the American Littoral Society, a public interest group operated through the Environmental Law Clinic of the Widener University School of Law, sent a notice letter pursuant to the Clean Water Act to the Company threatening suit based upon past and anticipated future discharges to the Schuykill River in excess of the limits established in the National Pollutant Discharge Elimination System permit ("NPDES") for the Pottstown, Pennsylvania plant. The Pottstown plant has been and is currently operating under an expired but still effective NPDES permit. The plant's wastewater treatment system (or use "equipment") is not capable of achieving routine compliance with certain discharge limitations, including limits for phenol, oil and grease and total dissolved solids. The Pottstown plant has been attempting to solve this problem by arranging to convey its effluent to the Pottstown Publicly Owned Treatment Works ("Pottstown POTW"). This effort has been hampered by West Pottsgrove township, since the plant's effluent must flow through a short section of the township's sewer lines in order to be conveyed onto the Pottstown POTW. The township has been withholding permission to send the plant's effluent through this short section of its sewer line even though the Pottstown POTW is willing to accept the effluent. Potential penalties under the Clean Water Act could be several million dollars. The Company is holding discussions with the American Littoral Society in hopes of settling this matter short of litigation.

     Other Environmental Matters. As of September 30, 1996, and in addition to the Vega Alta and Alsco-Anaconda Sites, and the notice from the American Littoral Society, the Company has received information requests or notifications alleging that the Company is a PRP pursuant to the provisions of CERCLA or analogous state laws from EPA, state agencies, and private parties; or is currently participating in the remedial investigation or closure activities at 23 other sites (including eight sites with respect to Doehler-Jarvis).

     In accordance with the Company's policies and based upon consultation with legal counsel regarding pending environmental suits and claims, management of the Company has provided accruals for environmental matters of $9,437,000 as of September 30, 1996. The accrued amount includes approximately $313,000, with a corresponding receivable, that the Company believes that it will be entitled to from proceeds of insurance. See Note 15 to the Consolidated Financial Statements.

     While it is not feasible to predict the outcome of pending environmental suits and claims, based upon the most recent review by management of these matters and after consultation with legal counsel, management is of the opinion that the ultimate disposition of these matters will not have a material effect on the financial position or results of operations of the Company.

     Other. In June 1995, a group of former employees of the Company's subsidiary, Harman Automotive-Puerto Rico, Inc., commenced an action against the Company and individual members of management in the Superior Court of the Commonwealth of Puerto Rico seeking approximately $48.0 million in monetary damages and unearned wages relating to the closure by the Company of the Vega Alta, Puerto Rico plant previously operated by such subsidiary. Claims made by the plaintiffs in such action include the following allegations: (i) such employees were discriminated against on the basis of the national origin in violation of the laws of Puerto Rico in connection with the plant closure and that, as a result thereof, the Company is alleged to be obligated to pay unearned wages until reinstatement occurs, or in lieu thereof, damages, including damages for mental pain and anguish; (ii) during the years of service, plaintiffs were provided with a one-half hour unpaid meal break, which is alleged to violate the laws of Puerto Rico, providing for a one-hour unpaid meal break and demand to be paid damages and penalties and request seniority which they claim was suspended without jurisdiction; and (iii) plaintiffs were paid pursuant to a severance formula that was not in accordance with the laws of Puerto Rico, which payments were conditioned upon the plaintiff's executive releases in favor of the Company, and that, as a result thereof, they allege that they were discharged without just cause and are entitled to a statutory severance formula.

     Management believes that it has meritorious defenses to the action and is vigorously defending its position. Although there can be no assurance as to the ultimate outcome, based on advice by its local counsel in Puerto Rico, the Company does not believe that the ultimate disposition of this matter will have a material adverse effect on its financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1996, covered by this Annual Report on Form 10-K.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the NASDAQ National Market under the symbol "HAVA." The table below sets forth the high and low bid quotations for the Company's Common Stock from October 1, 1994 through September 30, 1996. These bid prices represent prices between dealers without adjustment for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                            COMMON STOCK PRICE RANGE



         FISCAL YEAR                                        HIGH       LOW

         1995:

         First Quarter                                      $ 18.00    $13.875

         Second Quarter                                     $ 18.00    $ 15.00

         Third Quarter                                      $20.375    $16.625

         Fourth Quarter                                     $27.625    $ 18.00



         1996:

         First Quarter                                      $ 29.25    $24.875

         Second Quarter                                     $29.625    $19.625

         Third Quarter                                      $23.250    $11.625

         Fourth Quarter                                     $16.375    $ 6.625


     On December 15, 1996, the closing bid and asked prices for the Common Stock were $4.25 and $4.50 respectively. On December 15, 1996 there were approximately 126 holders of record.

     The Company has paid no cash dividends in its last two fiscal years. The Company is restricted under the terms of its borrowings, including its debt instruments and Financing Agreement, from paying cash dividends on its Common Stock.

ITEM 6 -- SELECTED  CONSOLIDATED  FINANCIAL DATA
(In thousands of dollars except share and per share data)

                                                                                                             Pre-Confirm-
                                                                   Post-Confirmation(1)(2)                    ation(1)(2)
                                                                   ----------------------                    -----------
                                                                                                    One          Eleven
                                                         Year     Year        Year       Year       Month        Months
                                                         Ended    Ended       Ended      Ended      Ended        Ended
                                                        9/30/96  9/30/95 (3)  9/30/94    9/30/93    9/30/92      8/23/92
                                                       --------  -----------  -------    -------    -------     ---------
Statement of Operations Data:
Sales ..........................................     $  824,837  $ 631,832  $ 614,952  $ 583,063  $  64,513     $ 553,163
Cost of sales...................................        776,141    557,340    543,532    553,465     58,148       496,504
                                                     ==========  =========  =========  =========  =========     =========
Gross profit ...................................         48,696     74,492     71,420     29,598      6,365        56,659
Selling, general and administrative
    expenses....................................         42,858     33,037     32,217     36,381      2,647        29,883
Interest expense (4)............................         47,004     19,579     11,947     15,450      1,811        11,588
Restructuring and other charges (5) ............           ---        ---        ---      40,711        ---           ---
Amortization of goodwill........................         15,312      2,986      1,584      2,592         94         1,507
Other (income) expense, net (6).................          1,538     (1,789)      (532)     8,649       (687)        3,007
Income (loss) from continuing operations
    before reorganization items, income taxes,
    extraordinary items and cumulative effect
    of a change in accounting principle.........        (58,016)    20,679     26,204    (74,185)     2,500        10,674
Reorganization items............................           ---        ---        ---        ---         ---        57,972
Income (loss) from continuing operations before      ==========  =========  =========  =========  =========     =========
    income taxes, extraordinary items and
    cumulative effective of a change in
    accounting principle........................        (58,016)    20,679     26,204    (74,185)     2,500        68,646
Provision (benefit) for income taxes............          3,196     11,566      9,536      1,955        335           907
Income (loss) from continuing operations             ==========  =========  =========  =========  =========     =========
    before extraordinary items and cumulative
    effect of a change in accounting principle..        (61,212)     9,113     16,668    (76,140)     2,165        67,739
Loss from discontinued operations,
    net of tax (2)..............................         (7,500)       ---     (9,038)   (54,409)      (858)         (291)
Income (loss) before extraordinary items and         ==========  =========  =========  =========  =========     =========
    cumulative effect of a change in accounting
    principle...................................        (68,712)     9,113      7,630   (130,549)     1,307        67,448
Extraordinary items.............................           ---      (2,192)      ---        ---        ---         66,511
Cumulative effect of change in accounting for
    postretirement benefits other than pensions            ---        ---        ---        ---        ---        (52,214)
                                                     ==========  =========  =========  =========  =========     =========
Net income (loss)...............................     $  (68,712) $   6,921  $   7,630  $(130,549) $   1,307     $  81,745
                                                     ==========  =========  =========  =========  =========     =========
PIK preferred dividends and accretion...........     $   14,844  $  14,809  $  14,767  $  12,769  $   1,032           n/a
Net loss attributable to common stockholders         $  (83,556) $  (7,888) $  (7,137) $(143,318) $     275           n/a
                                                     ==========  =========  =========  =========  =========     =========
Ratio of earnings to fixed charges (7)..........            n/a      1.17x      1.42x        n/a      1.48x           n/a

Share Data: (8)
Earnings (loss) per share of common shares and common equivalent shares:

Primary
Income (loss) from continuing operations........     $   (10.87) $   (0.82) $    0.28  $  (13.48)
Loss from discontinued operations...............          (1.07)      ---       (1.31)     (8.26)
Extraordinary item..............................           ---       (0.32)      ---        ---
                                                     ==========  =========  =========  =========
Net loss........................................     $   (11.94) $   (1.14) $   (1.03) $  (21.74)
                                                     ==========  =========  =========  =========
Weighted average number of shares and
     equivalents................................      6,999,279  6,894,093  6,875,267  6,593,407
                                                     ==========  =========  =========  =========
Fully diluted
Income (loss) from continuing operations........     $   (10.87) $   (0.82) $    0.27  $  (13.48)
Loss from discontinued operations...............          (1.07)      ---       (1.28)     (8.26)
Extraordinary item..............................            ---      (0.32)       ---       ---
                                                     ==========  =========  =========  =========
Net loss........................................     $   (11.94) $   (1.14) $   (1.01) $  (21.74)
                                                     ==========  =========  =========  =========
Weighted average number of shares and
     equivalents................................      6,999,279  6,894,093  7,041,324  6,593,407
                                                     ==========  =========  =========  =========
Financial Ratios and Other Data:
Depreciation and amortization...................     $   65,658  $  34,856  $  29,855  $  34,280  $   2,738     $  18,988
Cash flows from continuing operations...........          2,090     25,051     87,324     54,749      5,146        28,095
EBITDA (9)......................................         56,385     78,241     72,451    (16,725)     7,080       166,732
Capital expenditures............................         40,578     22,080     10,141     13,918      2,000         6,737
Cash flows (used) provided by investing
    activities..................................        (48,224)  (226,769)   (12,207)   (14,310)    (2,937)       (1,179)
Cash flows (used) provided by financing
     activities.................................         27,316    161,283    (30,348)   (35,589)   (13,421)      (18,677)

Balance Sheet Data (at end of period) (10):
Working capital (deficiency)  (11)..............     $   (7,158) $  19,417  $  30,333  $ (59,138) $  64,029           n/a
Total assets....................................        617,705    662,262    387,942    364,853    471,584           n/a
Long-term debt and prepetition trade payables,
    including current portion (12)..............        360,603    324,801    113,381    117,494    153,083           n/a
PIK preferred stock.............................        114,495     99,651     99,841     95,074     82,305           n/a
Shareholders' equity (deficiency)...............     $ (145,724) $ (62,206) $ (59,032) $ (60,813) $  95,181           n/a
-----------------

(1) For accounting purposes, the Company emerged from reorganization proceedings, effective August 23, 1992. Pursuant to the Plan, the Company adopted "Fresh Start Reporting" in accordance with generally accepted accounting principles. Accordingly, neither the Company's results of operations data and balance sheet data for periods following the effective date (Post-Confirmation). The Company also adopted FASB 106 and FASB 109 effective August 23, 1992.


(2) The Company, in the first quarter of fiscal 1994, decided to discontinue its then specialty fastener segment (ESNA) and therefore has applied the accounting guidelines for discontinued operations. Accordingly, all prior period financial statements have been reclassified to reflect the results of ESNA as a discontinued operation. In fiscal 1993, the Company recorded certain restructuring and other charges aggregating $40,667 relating to ESNA and included such charges in loss from discontinued operations. See Note 4 to Consolidated Financial Statements.

(3) Includes the results of operations of Doehler-Jarvis, Inc. from July 28, 1995, the effective date of acquisition.

(4) Interest expense for the Post-Confirmation periods includes interest on prepetition trade payables; interest expense during the eleven months ended August 23, 1992, does not include interest on the 14 1/4% senior subordinated debentures which were issued in November 1988 (pre-confirmation contractual interest amounted to $42,924 in 1992).

(5) The Company recorded restructuring and other charges in the fourth quarter of fiscal 1993 aggregating $40,711, for which no tax benefit is currently available.

(6) For the Year ended September 30, 1993, other (income) expense, net includes a charge for the write-down and disposition of assets no longer required in operations amounting to $4,434 and provision for estimated settlements of various litigation matters amounting to $4,850.

(7) For purposes of computing the ratio of earnings to fixed charges, earnings consist of income (loss) from continuing operations before provision for income taxes, extraordinary items and cumulative effect of a change in accounting principle plus fixed charges. Fixed charges consist of interest expense and one-third of rental expense, which is deemed to be representative of the interest factor thereon, plus preferred dividends and accretion. Earnings were insufficient to cover fixed charges for the years ended September 30, 1996 and 1993 and the eleven months ended August 23, 1992 by $53,062, $86,954 and $20,662, respectively. Earnings were sufficient to cover fixed charges for the years ended September 30, 1995 and 1994 and the one month ended September 30, 1992 by $5,870, $11,437 and $1,468, respectively.

(8) Earnings (loss) per common share are not presented for periods prior to the Company emergence from Chapter 11 proceedings because there were no public shares outstanding and reporting earnings (loss) per common share for the one month ended September 30, 1992 would not be meaningful. See also Note 2 to the Consolidated Financial Statements.

(9)     EBITDA has the same meaning as defined in the Company's Note
        Identures, namely Consolidated Net Income (as defined in the
        Indenture) before income taxes, interest expense, depreciation, amortization and the non-cash portion of charges related to the recognition of postretirement benefits other than pensions. Consolidated Net Income excludes income (loss) from discontinued operations. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to incur and service debt. EBITDA should not be considered by an investor as an alternative to net income, as an indicator of the Company's operating performance or as an alternative cash flows as a measure of liquidity.

(10) Balance sheet data for the period ended August 23, 1992 is not presented because such date is not a year end.

(11) At September 30, 1993, bank and other debt of $66,517 and prepetition trade payables of $11,122, were classified as current liabilities in accordance with their terms.

(12) Pre-confirmation balance sheet data relating to long-term liabilities, which were classified as current because of defaults thereon, have been reclassified herein for comparative purposes. Long-term debt includes prepetition trade payables of $38,715 and $49,138 as of September 30, 1993 and 1992, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands of dollars)

GENERAL

     The volume of the Company's business has changed significantly due principally to the acquisition of Doehler-Jarvis on July 28, 1995. The acquisition was accounted for under the purchase method of accounting and, accordingly, this operation is reflected in the consolidated financial results of the Company only since the date of acquisition. For this reason, comparison of financial results may not be meaningful. The Company's results of operations have been adversely impacted in 1996 by the following conditions: decline in large passenger car sales; losses related to a Manifold Program and a Bell Housing Program between Doehler-Jarvis and a major customer which were launched in fiscal 1995; operational inefficiencies at Doehler-Jarvis' Toledo and Pottstown plants, including the impact of significant overtime resulting from operating the Toledo plant on a seven day week basis; the effects of the March 1996 General Motors "GM" strike; adverse weather conditions in January and February 1996 and increased launch costs related to new and replacement business. In 1996, the cost of sales exceeded revenues (negative gross margin) under the Doehler-Jarvis Manifold Program and a program for Bell Housings (the "Programs").

     On July 25, 1996, the Company reached an agreement in principle with a major customer to program modifications to the Manifold Program discussed above. The Company and the customer have gone forward with certain major elements of the agreement. The Company and the customer are in the process of negotiating definitive documents concerning the program modifications for the Manifold Program and will complete the effects of resourcing of the Bell Housing program to another supplier by December 31, 1996.

     It is currently expected that the negative gross margin effect with respect to the programs will not be completely reduced or eliminated until the end of March or April 1997.

RESULTS OF OPERATIONS

1996 Compared to 1995

     Sales. Excluding the 1996 and 1995 Doehler-Jarvis sales, consolidated sales decreased $57,388, substantially all of which occurred during the first six months. The automotive accessories segment sales accounted for 96% and 95%, respectively, of consolidated sales for the years 1996 and 1995. Automotive sales, excluding such sales by Doehler-Jarvis, decreased $59,000, of which $41,000 was due mainly to the lower volumes for existing light vehicle platforms, principally for large passenger cars and somewhat to the effects of the March 1996 strike at GM, and $18,000 was attributable to the inclusion in 1995 of sales to Ford phased out in June 1995, as previously disclosed. Non-automotive sales increased $1,600 due to an increase in furniture sales.

     Gross Profit. The consolidated gross profit expressed as a percentage of sales (the "gross profit margin") decreased from 11.8% to 5.9%. The gross profit margin of the automotive segment decreased from 11.9% to 6.0%. The decrease in the gross profit was due principally to the lower passenger car sales mentioned above and somewhat to the effects of the adverse weather conditions, the GM strike, and excess launch costs for new and replacement products in 1996. In 1996, sales of the Programs aggregated $50,000 for which a negative gross margin of $7,800 was incurred. More than half of the decrease in the gross profit margin was attributable to the fact that Doehler-Jarvis contributed no gross profit on over $296,000 of sales, which was caused mainly by operational inefficiencies at the Toledo and Pottstown plants, including the impact of increased overtime resulting from operating the Toledo plant on a seven day week basis and the negative margins incurred from sales of the Programs. The remaining gross profit margin decrease was caused by decreases in the other automotive operations due to the reasons mentioned, in particular excess launch costs and the GM strike. The non-automotive segment had a decrease in gross profit of $1,600 due principally to the fact that the prior year's gross profit included a one-time favorable settlement with a supplier amounting to $475, as well as lower margins on increased sales to major retailers in 1996.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3,700, or 13.8%, after excluding such expenses of Doehler-Jarvis, and after considering the fact that 1996 does not include any bonus provision with respect to the Company's key management and operating personnel, as compared to $3,700 in

1995. The current year includes salary increases and additional non-automotive selling costs incurred to penetrate the mass merchandising furniture market. As a percentage of sales, such consolidated expenses were 5.2% for both 1996 and 1995.

     Interest Expense. Interest expense increased from $19,579 in 1995 to $47,004 in 1996. The increase in interest expense was the result of the issuance in July 1995 of the 11 1/8 % Senior Notes, capital leases (which were assumed in the Doehler-Jarvis acquisition), the revolving working capital loans under the Credit Agreement, dated as of July 28, 1995, among the Company, the Guarantors and Chemical Bank, as Agent (the "Chemical Agreement") and the $7,000 short term credit facility utilized from August 2, 1996 to September 27, 1996. The effective rate of interest was 13.6% in 1996 and 12.1% in 1995.

     Amortization of Goodwill. Amortization of goodwill increased $12,326 due to the additional goodwill resulting from the acquisition of Doehler-Jarvis. In the fourth quarter of 1996, based upon Doehler-Jarvis' unprofitable operating results since acquisition and projected operating results for 1997, the life of such goodwill was changed from 15 years to 10 years effective October 1, 1995.

     Other (income) Expense, Net. The change was due, principally, to the reduction in interest income due to the use of approximately $26,300 of cash on hand in the acquisition of Doehler-Jarvis.

     Provision for Income Taxes. The differences between the statutory federal income tax rate and the Company's effective income tax rates result, principally, from generating an operating profit in Canada and an operating loss in the U.S. for which no tax benefit has been recognized.

     Loss from Discontinued Operations. Discontinued operations was charged $7,500 representing the write-down of the ESNA facility, continuIing costs associated with the Company's ongoing participation in the Department of Defense Voluntary Disclosure Program and carrying costs of the Union, N.J. facility. See
Note 4 to the Consolidated Financial Statements.

     Net Income (Loss). Net loss for 1996 was $68,712 compared to a net income of $6,921 in 1995. The change is because operating results (as described above) were insufficient to cover increases of $27,425 in interest expense, $12,326 in amortization of goodwill and the $7,500 loss from discontinued operations.

1995 Compared to 1994

     Sales. Excluding $45,622 of Doehler-Jarvis' sales, consolidated sales decreased $28,742. The automotive accessories segment sales accounted for 95.0% and 96.3%, respectively, of consolidated sales for 1995 and 1994. Automotive components sales, after adjusting for $44,114 of such sales by Doehler-Jarvis, decreased $52,139 mainly due to the continuing decline in sales of $48,863 at two automotive operations, reflecting Ford platforms being sourced to competitors. Automotive component sales also decreased $9,531 due to lower volumes for existing light vehicle platforms; however, this decrease was offset by $6,255 for recovery of material cost increases and other pricing adjustments. Tooling sales, after adjusting for $1,308 of such sales by Doehler-Jarvis, increased $14,316. Non-automotive sales reflected an increase of $9,081 due, mainly, to an increase in furniture sales.

     Gross Profit. The consolidated gross profit margin increased from 11.6% to 11.8%. The gross profit margin of the automotive segment increased from 11.7% to 11.9%. The improvement in the gross profit margin was due principally to a favorable product sales mix. Additionally, the non-automotive segment had an increase in gross profit of $1,383, of which $475 represented a one-time settlement with a supplier.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, after adjusting for $2,576 of such expenses of Doehler-Jarvis, decreased $1,756, or 5.5%. The decrease in selling, general and administrative expenses resulted primarily from a decrease in the provision for bonuses to the Company's key management and operating personnel of approximately $1,600 and continued improvement from the Company's cost reduction programs. The decrease was offset by the addition of personnel and related expenses at the Company's new executive offices. As a percentage of sales, such consolidated expenses were 5.3% and 5.2% for 1995 and 1994, respectively.

     Interest Expense. Interest expense increased from $11,947 in 1994 to $19,579 in 1995. The increase in interest expense was the result of an increase in the effective interest rates on the Company's current debt structure, the 12% Senior Notes in July 1994 and the issuance in July 1995 of the 11 1/8 % Senior Notes as compared with the lower effective interest paid in 1994 on bank debt and prepetition liabilities.

     Amortization of Goodwill. The increase in amortization of goodwill was due to the acquisition of Doehler-Jarvis.

     Other (Income) Expense, Net. The change in this caption was due, principally, to the increase of approximately $1,100 in interest income as a result of having higher cash balances and approximately $200 for miscellaneous non-recurring income.

     Provision for Income Taxes. The provision for income taxes increased by $2,226 due to increases in income in jurisdictions with higher tax rates, resulting principally from the closing of Harman's Puerto Rico operation and permanent differences in connection with the Company's acquisition of Doehler-Jarvis.

     Income from Continuing Operations. Income from continuing operations decreased by $7,555, primarily because operations were insufficient to cover increases in interest expense.

     Extraordinary Item. The Company terminated its then existing revolving credit facility dated as of July 26, 1994, resulting in an extraordinary charge of $2,192.

     Net Income (Loss). Net income for 1995 was $6,921 compared to a net income of $7,630 for 1994. The change is due to the reasons cited above.

LIQUIDITY AND CAPITAL RESOURCES

       For the years ended Sepitember 30, 1996 and 1995, the Company had cash flows from continuing operations of $2,090 and $25,051, respectively. Discontinued operations on a net basis generated a negative cash flow of $3,332 in 1996 as compared with a positive cash flow of $5,029 in 1995. Reflected in 1996 are the costs associated with the Company's ongoing participation in the Department of Defense Voluntary Disclosure Program and carrying costs of the Union, N.J. facility. The cash flow from operations in 1996 was used primarily to fund working capital needs and to meet debt service obligations (principal and interest) of $44,900. Cash on hand at September 30, 1995 and borrowings under a credit agreement, dated as of July 28, 1995 ("Chemical Agreement") during 1996 were used to fund other investing activities (deferred tooling), to fund pension payments of $6,000 pursuant to the PBGC settlement agreement and EPA payments of $2,676, to fund $40,578 of property, plant and equipment expenditures and discontinued operation of $3,332. Borrowings under the Chemical Agreement began in February 1996, continued during 1996, and the Company will be required to borrow for working capital under the Financing Agreement (as defined below) during 1997. The Company expects to use the revolver to fund up to $30,000 of property, plant and equipment expenditures in 1997. At September 30, 1996, such revolving loans amounted to $38,834 and are classified as long-term based upon the refinancing mentioned below. The Company had a deficiency of earnings over fixed charges and dividends on preferred stock of $53,062 in 1996. Earnings exceeded fixed charges by $5,870 in 1995.

DEBT SERVICE

     The Company issued Senior Notes in the amount of $100,000 (12%) in 1994 and $200,000 (11 1/8 %) in 1995. Both series of Notes were issued pursuant to indentures by and among the Company and the Guarantors, which are subsidiaries of the Company, and First Union National Bank of North Carolina, as Trustee. See
Note 24 to the Consolidated Financial Statements for information concerning the Guarantors. The $100,000 Notes mature on July 15, 2004 and the $200,000 Notes mature on August 1, 2005 and do not require any principal payments until such dates.

     The net proceeds from the 1994 sale of the 12% Notes were used to (i) prepay all indebtedness outstanding under the Company's then existing bank credit agreement (approximately $51,000); (ii) pay certain trade payables that were incurred by the Company prior to its Chapter 11 proceedings (approximately $31,000) and for general corporate purposes. The net proceeds from the 1995 sale of the 11 1/8 % Notes, together with cash on hand, were used to finance the July 28, 1995 acquisition of Doehler-Jarvis. Contemporaneously with the sale of the 1994 and 1995 Notes, the Company entered into the Chemical Agreement providing for revolving working capital loans and a letter of credit facility. The Chemical Agreement terminated the 1994 credit agreement resulting in an extraordinary charge of $2,192, net of $1,200 of tax penalty, or $.32 per share. The Chemical Agreement was refinanced on October 4, 1996, as described below.

     On August 2, 1996, the Company borrowed $7,000 under a $10,000 short term credit facility maturing on December 31, 1996, with its then existing banks who were lenders pursuant to the Chemical Agreement. The short term credit facility was collateralized by the Company's machinery and equipment. The interest rate was 4% over the alternate base rate as defined. The Company paid a $1,000 facility fee on August 2, 1996. The Company repaid this short term loan on September 27, 1996.

     The Company and certain of its subsidiaries entered into a financing agreement dated as of October 4, 1996 and amended on December 20, 1996 with The CIT Group/Business Credit, Inc. ("Financing Agreement"), as a lender and as agent for a group of lenders. The Financing Agreement provides an aggregate credit line of up to $120,000, consisting of revolving loans and letters of credit of up to $90,000, of which up to $25,000 may be extended in the form of letters of credit (principally standby), and a $30,000 term loan facility. Revolving loans under the Financing Agreement are subject to the following borrowing base formula: 85% of eligible accounts receivable and a percentage varying from 25% to 50% of eligible inventory, limited to $20,000. The commitments under the revolving credit line terminate, and all amounts of revolving loans outstanding become due and payable on October 4, 1999. The term loans mature on October 4, 1999. As security for payment of revolving loans, letters of credit and other obligations, including the term loans and related guarantees, the Company and certain of its subsidiaries have granted to the lenders a security interest and general lien on present and future accounts receivable, inventories, bank accounts and certain general intangibles, together with proceeds thereof. As additional security for payment of the term loan and the guarantee thereof by the Company and each of its certain subsidiaries, a security interest and general lien on present and future acquired equipment and other pledged collateral, including the issued and outstanding shares of capital stock of certain of the Company's subsidiaries have been granted to the lenders. The Company and each of its subsidiaries who are parties to the Financing Agreement have unconditionally and irrevocably guaranteed the obligations of each of the companies under the Financing Agreement. If the companies who are parties to the Financing Agreement terminate the agreement prior to October 4, 1997, the companies must pay an early termination fee of approximately $900. The revolving loan under the Financing Agreement has an interest rate equivalent to prime plus 1.5% per annum or at the Company's option, LIBOR, as defined, plus 3.5% per annum. The term loan has an interest rate equivalent to prime plus 1.75% per annum, and there is a 2% per annum charge on the face amount of each standby letter of credit. The Company also paid commitment and other fees which will be included in deferred debt expense. The Financing Agreement also contains quarterly covenants requiring the maintenance of a minimum amount of EBITDA and restricts amounts to be expended for capital expenditures and amounts of revolving loans available to finance capital expenditures. The Financing Agreement contains, among other things, covenants restricting (subject to the prior consent of the lenders) the ability of the Companies to sell or otherwise dispose of assets or merge, incur debt, pay dividends, repurchase or redeem capital stock and indebtedness, create liens, make certain investments or acquisitions, enter into transactions with affiliates, and otherwise restricting corporate activities. The Financing Agreement contains events of default which are usual and customary in transactions of this type, including, among other things, payment defaults in respect of the line of credit, cross-defaults to certain other indebtedness, breach of covenants or representations and warranties included in the Financing Agreement and related documents and the institution of any bankruptcy proceedings, subject, in certain instances, to specified grace and cure periods. Upon the occurrence and continuance of an event of default under the Financing Agreement, the Lenders may terminate their commitments to make loans and issue letters of credit thereunder, declare the then outstanding loans due and payable and demand cash collateral in respect of outstanding letters of credit. On October 4, 1996, the Company borrowed $38,273, under the Financing Agreement of which $30,000 was borrowed as term loans and $8,273 as revolving loans. In addition, an aggregate amount of $19,406 of letters of credit (principally standby) were considered outstanding under the revolving credit line. Proceeds from the new Financing Agreement were used to repay all outstanding loans under the Chemical Agreement.

     The Company's wholly-owned subsidiary, Kingston-Warren has an Industrial Revenue Bonds outstanding in the amount of $6,200 due in 2009, at an annual interest rate of 4.4%. In addition, the Company's wholly owned subsidiary, Doehler-Jarvis, has capitalized leases outstanding of $15,569 maturing in December 2002 and September 2003.

     During 1997, the Company is required to make principal payments relating to capitalized leases of $1,500. In addition, interest payments on all of the Company's indebtedness is estimated to be approximately $46,200. The Company expects that the funding of such payments will be principally from operating cash flow.

CAPITAL EXPENDITURES AND OTHER USES OF FUNDS

     Capital Expenditures. Company expenditures for property, plant and equipment during 1996 and 1995 were $40,578 and $22,080, respectively, principally for machinery and equipment required in the ordinary course of operating the Company's business. Approximately $12,100 of the increase in capital expenditures was attributable to Doehler-Jarvis. The Company is currently projecting to spend approximately $52,000 principally for machinery and equipment in 1997. Of this amount, approximately $37,000 is attributable to new business, including $15,000 required for the V-6 aluminum block program which will not generate revenues until 1998 fiscal year, $10,000 for on-going cost saving programs necessary to maintain competitive benefits and the balance for normal replacement. The actual timing of capital expenditures for new business may be impacted by customer delays and acceleration of program launches and the Company's continual review of priority of the timing of capital expenditures.

     The Company intends to use $30,000 of its revolving loan for the acquisition of capital equipment (maximum permitted under Financing
Agreement). The Company is currently in discussions with The CIT Group/Business Credit, Inc. to provide an equipment term loan facility of $25,000 to be available, if needed, to finance the remaining 1997 capital expenditure programs. The Company also intends, if necessary, to use the net proceeds from any possible sale of Harman to reduce the Revolving Loans allowing additional flexibility to fund capital expenditures. There is no assurance that such financing or sale of Harman will occur, in which case the Company will pursue operating leases and/or delay capital expenditures to the extent practical. The Company is also in the process of investigating other short-term strategic alternatives including, among other things, the sale of certain assets and businesses.

     General. In addition, to the debt service and capital expenditure requirements described above, the Company will have significant requirements during 1997 to fund (i) costs associated with the ESNA matter, exclusive of possible fines, damages and penalties, if any, (ii) the costs associated with legal proceedings and claims relating to environmental matters of approximately $4,000; and (iii) contributions of $6,000 to be made to certain pension plans (in addition to the Company's minimum funding requirements with respect to each such plan).

     PIK Preferred Stock. The Company's PIK Preferred Stock accrues dividends at the rate of 14 1/4 % per annum until redeemed and is mandatorily redeemable on November 16, 1998. Based on 1996 operating results and projected operating results for the six months ended March 31, 1997, it appears highly unlikely that the Company will be able to obtain capital market alternatives with respect to the redemption of the PIK Preferred Stock. If the Company fails to redeem the PIK Preferred Stock on the mandatory redemption date, or otherwise fails to make a dividend payment, then the number of directors constituting the Board of Directors will be increased by two and the outstanding shares of PIK Preferred Stock shall vote as a class, with each share entitled to one vote, to elect two Directors to fill such newly created directorships so long as such failure continues. On September 30, 1994, the Company redeemed an aggregate of $10,000 of the PIK Preferred Stock and redeemed an additional $15,000 in June 1995. See
Note 19 to the Consolidated Financial Statements.

     Tax Loss Carryforwards. At September 30, 1996, the Company had available net operating loss carryforwards and general business tax credits of approximately $180,000 and $1,300, respectively, for federal income tax purposes. These carryforwards expire in the years 2002 through 2011 and are subject to annual utilization limitations under Internal Revenue Code Section 382 due to the change in ownership arising from the conversion of the 14 1/4% senior subordinated debentures into stock of the postconfirmation Company and the acquisition of Doehler-Jarvis. The utilization of the above described carryforwards is limited to approximately $11,000 and $6,000 per tax year, respectively, until fully utilized. Unused portions of such annual limitations may be carried forward and utilized in subsequent years. The unused portion of the Company and Doehler-Jarvis annual limitations at September 30, 1996 is approximately $26,000 and $7,000 which may be carried forward and utilized in subsequent years.

     ESNA. The Company believes that the 1997 estimated costs of the ESNA matter, exclusive of possible fines, damages and penalties, if any, will not be material. Such costs relate to carrying costs of the Union, N.J. facility, severance payments, subcontract costs and costs associated with the Company's ongoing participation in the Department of Defense Voluntary Disclosure Program. However, the ultimate cost of disposition of this matter, as well as the required funding of such costs, depends upon future events, the outcomes of which are not determinable at the present time, including the Company receiving favorable consideration from the government as a result of its admission into the Voluntary Disclosure Program. Such outcomes could have a material effect on the Company's financial condition, results of operations and/or liquidity. If it is ultimately determined that the deviations from specifications and certifications made in connection therewith, constitute violations of various statutory and regulatory provisions, the Company may, among other things, be subject to criminal prosecution, treble damages and penalties under the Civil False Claims Act or Racketeer Influenced and Corrupt Organization Act, as well as administrative sanctions, such as debarment from future government contracting.


     Outlook for Next Six Months. The Company currently projects that for the first quarter ending December 31, 1996 consolidated sales will be approximately $20,000 to $25,000 less than the comparable quarter last year, and that the second quarter sales will be comparable or slightly higher than the comparable period of the prior year, which quarter was also impacted by a GM strike. The Company currently anticipates generating operating losses (losses before interest expense and goodwill amortization) for the first and second quarter of 1997 fiscal year.

     The first quarter projected operating loss results from the GM strike, softness in passenger car sales and continued operational inefficiencies at Doehler-Jarvis, in particular at its Toledo and Pottstown plants, while the second quarter projected operating loss is principally related to Doehler-Jarvis continued operational inefficiencies.

     The Company has engaged a manufacturing consulting firm to enhance productivity, operating procedures, and results at the Doehler-Jarvis Toledo plant. The Company continues to install new capital equipment and refurbish existing capital equipment in an attempt to relieve the overcapacity at the Toledo plant.

     As a result of the projected operating losses, the Company does not expect to be able to meet its quarterly EBITDA covenant under the Financing Agreement for 1997, and, therefore obtained an amendment to the Financing Agreement on December 20, 1996, whereby the required EBITDA was changed from the cumulative quarterly requirements of $12,092; $26,177; $48,042; and $63,607 for the year ending September 30, 1997 to $1,000; $11,000; $32,000; and $48,000. The Company
expects that it will be able to meet these new quarterly EBITDA covenants.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and schedules listed in Item 14(a)(1)(2) are included in this Annual Report on Form 10-K beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Inapplicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the directors and executive officers of the Company at December 15, 1996:


NAME                                 AGE             POSITION
----                                 ---             --------
Vincent J. Naimoli                    59             Chairman of the Board, President and Chief Executive Officer
Michael Hoffman                       46             Director
Craig Scott Bartlett, Jr.             63             Director
General Joseph P. Hoar                61             Director
John W. Adams                         53             Director
Roger L. Burtraw                      56             Executive Vice President
Brian D. Benninger                    49             Senior Vice President
Michael L. Polich                     50             Senior Vice President
David L. Kuta                         52             Senior Vice President
David C. Stegemoller                  55             Senior Vice President
Joseph J. Gagliardi                   57             Vice President - Finance and Chief Financial Officer
James S. Luci                         59             Vice President - Administration
Richard T. Dawson                     51             Vice President, General Counsel and Secretary
William J. Warren                     59             Vice President, and Chief Accounting Officer
Arnold M. Sheidlower                  62             Vice  President,  Associate  General Counsel and Assistant Secretary
Marston J. Fortress                   53             Vice President and Controller
Douglas D. Rossman                    46             Vice President - Purchasing

     Mr. Vincent J. Naimoli is the Chairman of the Board, President and Chief Executive Officer of Anchor Industries International, Inc. ("Anchor"), an operating and personal holding company. He has served in such capacities from January 1, 1990. Mr. Naimoli was Chairman, President and Chief Executive Officer of Anchor Glass Container Corporation ("Anchor Glass") from 1983 through 1989. In connection with the business activities of Anchor, Mr. Naimoli had served as Chairman or Chairman and Chief Executive Officer of Doehler-Jarvis from October 1991 to July 1995. He is also a director of Florida Progress Corporation, a utility holding company; and Simplicity Pattern Company, a maker of sewing patterns. He is also Managing General Partner of Tampa Bay Devil Rays, Ltd. and a Trustee of the University of Tampa. Mr. Naimoli has been a Director of the Company since August 1992. See "Item 11. Executive Compensation-Management and Option Agreement" below and "Item 13. Certain Relationships and Related Transactions" for additional information, including his election in August 1993 as Chairman of the Board, President and Chief Executive Officer of the Company.

     Mr. Michael Hoffman has been a Director of the Company since August 1992 and has been a general partner of The Blackstone Group, L.P., an investment banking firm, since January 1989. For more than five years prior thereto, Mr. Hoffman was a partner in Smith Barney, Harris, Upham & Co., investment bankers. Mr. Hoffman is also a Director of Unilab Corporation, a chain of medical laboratories. See "Item 13. Certain Relationships and Related Transactions" for additional information.

     Mr. Craig Scott Bartlett, Jr. has been a Director of the Company since August 1992. He is a consultant on banking matters and served as Senior Vice President and Chief Credit Officer of MTB Bank, a private banking firm from 1992 to 1994. From 1984 to 1990, he was Executive Vice President, Senior Lending Officer and Chairman, Credit Policy Committee, of National Westminster Bank, USA. He is a director of The Western Transmedia Company Inc., a distributor of Transmedia cards, NVR Inc., a home builder, MTB Bank, Darling International, Inc., a recycler of animal by-products, Bucyrus International Company, a manufacturer of mining and large excavation equipment, Ocean View Capital, formerly Triangle Wire & Cable, Inc., a holding company, Janus, Inc., the successor to United States Lines, and The Bibb Company, a manufacturer of bedding, linens and napery.

     General Joseph P. Hoar USMC (Ret.) was elected a Director in September 1994. He was Commander-in-Chief of the United States Central Command, a joint headquarters responsible for military planning and operations in 19 countries located in Africa, the Middle East and South Asia, from August 1991 to August 1994. Prior thereto, he served as Assistant Chief of Staff for Plans, Programs and Operations for the U.S. Marine Corps from June 1990 to August 1991. He was Chief of Staff of the United States Central Command from October 1988 to June 1990. He is the President and Chief Executive Officer of J.P. Hoar and Associates, Inc., a consulting firm engaged in business development in the Middle East and Africa. General Hoar serves as Co-Chairman of the Middle East Panel of the Council on Foreign Relations and is a Fellow of the World Economic Forum.

     Mr. John W. Adams was elected a Director in October 1994. Mr. Adams is Chairman of the Board of Regency Health Services, Inc., a national chain of nursing homes and provider of long-term health services. He also serves as Chairman of the Board of Servico, Inc., an owner and manager of hotel facilities, and Hawaii Airlines, Inc., a Honolulu based airline. He has been President of Smith Management Company, an investment firm, since 1984. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

     Mr. Roger L. Burtraw has been an Executive Vice President of the Company since August 1995. Prior thereto, he was Senior Vice President of the Company from January 1993 to August 1995 and President of the Company's subsidiary, Kingston-Warren, from April 1991 to January 1993. He was President of Standard Products (Canada) from December 1989 to April 1991. Prior thereto, he was Group Vice President and General Manager for the Exterior Plastic and Sealing Systems Division of Sheller-Globe Corporation for more than 20 years. He is a director of Heartland Packaging Corporation.

     Mr. Brian D. Benninger has been a Senior Vice President of the Company since August 1995. Between February 1992 and July 1995, Mr. Benninger was an executive of the Company's subsidiary, Kingston-Warren. In addition, from October 1993 to the time he became an officer of the Company, Mr. Benninger served as Vice President, Sales, Marketing and Product Design for both Harman Automotive Sales, Marketing and Project Design and Corporate CAE. Prior thereto he was employed by Clevite Elastometers as a Vice President of Sales and Marketing.

     Mr. Michael L. Polich has been a Senior Vice President of the Company since August 1995. Mr. Polich served as Vice President, Sales and Marketing for Doehler-Jarvis from May 1993 to July 1995, and prior thereto he was Director of Sales and Marketing at Hayes Wheels, an aluminum fabricator of automobile wheels, from June 1989 to April 1993. Previously employed by Ford Motor Company for approximately thirteen years, Mr. Polich has twenty-eight years experience in the automotive industry.

     Mr. David L. Kuta has been a Senior Vice President of the Company since July of 1996. Prior to joining the Company in 1996, Mr. Kuta was Vice President of Operations for United Technologies Automotive - Interiors Division since 1994 and from 1990 to 1994, Vice President and General Manager of the Padded Products Division - Interiors Division.

     Mr. David C. Stegemoller has been a Senior Vice President of the Company since August 1995. For the past five years, Mr. Stegemoller served in various positions with Hayes-Albion and its Trim Trends Division (which was then a subsidiary of the Company).

     Mr. Joseph J. Gagliardi has been Vice President, Finance and Chief Financial Officer of the Company since 1980 and was a Director from 1988 to 1992.

     Mr. James S. Luci has been an officer of the Company since September 1994. From August 1993 to September 1994 he was an independent consultant to the Company. Prior thereto, Mr. Luci was Vice President, Administration and Purchasing, with Anchor Glass from 1985 to 1993.

     Mr. Richard T. Dawson has been an officer of the Company since 1994 and was Special Counsel to the Company from July 1994 to September 1994. Mr. Dawson is an attorney, who was a partner in the law firm of Holland & Knight from August 1993 to July 1994. Prior thereto, from July 1988 to July 1993, Mr. Dawson was Vice President, General Counsel and Secretary of Anchor Glass.

     Mr. William J. Warren has been an officer of the Company since May 1989. He was a partner with KPMG Peat Marwick, and a predecessor firm since 1972.

     Mr. Arnold M. Sheidlower has been an officer of the Company since August 1992. He was a practicing attorney in New York, New York, for more than 30 years.

     Mr. Marston J. Fortress has been an officer of the Company since December 1996. He has been controller and employee of Hayes-Albion for more than 30 years.

     Mr. Douglas D. Rossman has been an officer of the Company since December 1996. He was Purchasing Manager of Federal Mogul Corp., an automobile parts manufacturer, for more than eight years.

     All directors of the Company serve terms of one year, or until election of their respective successors. The Audit Committee of the Board of Directors consists of Messrs. Bartlett, Hoffman and Adams and the Compensation Committee of the Board of Directors consists of Messrs. Hoffman, Hoar and Bartlett. Officers of the Company are elected for a one-year term by the Board of Directors at its annual meeting.

     The Board of Directors of the Company elects the executive officers of the Company who hold their offices for such terms and exercise such powers and perform such duties as determined from time-to-time by the Board of Directors; and all executive officers of the Company hold office until their successors are chosen and qualified, or until their earlier resignation or removal. Any executive officer elected by the Board of Directors may be removed at any time by the affirmative vote of a majority of the Board of Directors. No executive officer has been elected pursuant to any arrangement or understanding between such person and anyone other than the Company. There are no family relationships among the Company's directors and executive officers.

     The Company is unaware of any person who has not filed on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

     Meetings of the Audit Committee during the fiscal year ended September 30, 1996 were held on November 20, 1995, January 30, 1996 and August 29, 1996. The Audit Committee is responsible for meeting with the Company's auditors and reviewing recommendations. Meetings of the Compensation Committee during the fiscal year ended September 30, 1996 were held on October 16, 1995, January
30, 1996 and August 29, 1996. The Compensation Committee is responsible for reviewing salaries and bonuses of the Company and its subsidiaries and all bonus and incentive plans.

     See "Item 11. Executive Compensation" and "Item 13. Certain Relationships and Related Transactions" for information regarding fees paid to directors and the members of the Compensation and Audit Committee of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION


     Shown below is information concerning the cash and noncash compensation for the fiscal years ended September 30, 1996, 1995 and 1994 awarded to or earned by the Chief Executive Officer of the Company, and the four other most highly compensated executive officers of the Company (the "Named Officers"):

                                                                                      LONG-TERM
                                ANNUAL COMPENSATION                                 COMPENSATION
                                -------------------                                 ------------

                                                                                     NUMBER OF
                                                                                     SECURITIES            ALL OTHER
NAME AND                                                                             UNDERLYING          COMPENSATION
PRINCIPAL POSITION                YEAR         SALARY ($)           BONUS           OPTIONS (#)             ($)(1)
------------------                ----         ----------           -----           -----------             ------
                                                                                          --
Vincent J. Naimoli                1996      $  1,202,807  (2)   $                                          $
Chairman of the Board,            1995         1,286,778  (2)       --                    --                   --
President and Chief               1994           900,000  (2)    1,100,000 (2)            --                   --
Executive Officer                                                2,949,000 (2)        317,000 (3)              --

Ronald L. Stewart                 1996           135,137  (4)       --                    --                1,494
Executive Vice President (4)      1995         1,218,859  (4)       47,172                --                2,233  (4)
                                  1994             --               --                    --                   --

Roger L. Burtraw                  1996           350,000  (5)       --                  8,000 (5)           3,167
Executive Vice President (5)      1995           244,616          205,425                 --                3,122
                                  1994           193,750          160,414              32,400 (5)           3,058

Joseph J. Gagliardi               1996           220,000  (6)       --                    --                3,300
Vice President                    1995           220,000          198,500                 --                3,088
Finance and Chief                 1994           220,000          165,000              19,900 (6)           3,385
Financial Officer

Robert Snyder                     1996           163,522           --                    --                 2,737
Senior Vice President (7)         1995           162,077         125,400                 --                 2,725
                                  1994           152,000         110,567              19,900 (7)            2,948

David C. Stegemoller              1996           164,300           --                  2,000 (8)            3,286
Senior Vice President             1995           158,303          95,886                 --                 3,174
                                  1994           147,672         110,668              19,900 (8)            2,962
Michael L. Polich                 1996           195,824   (9)     --                  7,500 (9)            7,600
Senior Vice President             1995            54,889          33,504                 --                 1,267
                                  1994              --             --                    --                    --


(1) All Other Compensation represents amounts contributed or accrued for fiscal 1994, 1995, and 1996 for the Named Officers under the Company's 401(k) savings plan, except that in the case of Mr. Naimoli information with respect to additional compensation is set forth below in footnote (2).

(2) Compensation for the fiscal year ended September 30, 1996, includes (i) $172,280 in insurance premiums paid by the Company by reason of the maintenance by the Company of a life insurance policy in the face amount of $2,000,000 on Mr. Naimoli's life, of which Mr. Naimoli's beneficiaries are entitled to receive the benefit proceeds and (ii) $30,527 in connection with the maintenance of a separate office. Included in the above compensation for the fiscal year ended September 30, 1995, the amount of $250,000 paid to Anchor by Doehler-Jarvis for the period from October 1, 1994 through July 28, 1995 based on an annual rate of compensation of $300,000 plus bonus pursuant to a Management Agreement between Anchor and Doehler-Jarvis dated as of June 13, 1994. In addition, Anchor received during the same period, consulting fees at the rate of $300,000 per annum for financial advisory services pursuant to a Consulting Fee Agreement, dated as of June 13, 1994 with Doehler-Jarvis. The Company paid $100,000 during the fiscal year ended September 30, 1995 in insurance premiums on the aforementioned insurance policy. Moreover, effective as of January 1, 1995, Mr. Naimoli received benefits through September 30, 1995 in the amount of $95,758 under the Harvard Retirement Plan, the Harvard Nonqualified Additional Credited Service Plan and the Harvard Nonqualified ERISA Excess Benefit Plan. For the periods from October 1, 1994 to July 28, 1995 and from July 28, 1995 to September 30, 1995, Doehler-Jarvis carried $600,000 of "key man" life insurance on Mr. Naimoli's life at a cost of $24,278 to Doehler-Jarvis. See "Management and Option Agreement".

3) Stock options were granted to Anchor in August 1993 pursuant to the "Management and Option Agreement" described below for 652,096 shares of Common Stock (as defined), or 9% of the then total outstanding shares of Common Stock (excluding the PIK Preferred Stock), including the shares of Common Stock issuable upon the exercise of such options. Additional stock options were granted to Anchor in August 1994 for 17,000 shares of Common Stock as an anti-dilution measure and stock options for 300,000 shares of Common Stock were granted, subject to stockholder approval which was obtained, pursuant to an amendment to such Management and Option Agreement. See "Management and Option Agreement" below and "Item 13. Certain Relationships and Related Transactions".

(4) Reflects compensation paid by the Company to Mr. Stewart through January 31, 1996, when Mr. Stewart resigned his positions with the Company. For the period from October 1, 1995 through January 31, 1996, Mr. Stewart received $4,800 as an automobile allowance benefit. For the period from July 28, 1995 through September 30, 1995, compensation includes the following benefits: country club - $750, automobile allowance - $2,133; and "key man" life insurance on Mr. Stewart's life at an aggregate cost of $2,439. In addition, there is included in the above compensation for the fiscal year ended September 30, 1995 the amount of $278,707 paid to Mr. Stewart by Doehler-Jarvis for the period from October 1, 1994 through July 28, 1995, for compensation plus bonus ($80,324) as well as a lump sum payment of $770,600 paid to Mr. Stewart upon termination of his employment agreement with Doehler-Jarvis. Moreover, it also includes for the period from October 1, 1994 through July 28, 1995, the following benefits: country club - $4,118; automobile allowance - $10,677 and "key man" life insurance on Mr. Stewart's life at an aggregate cost of $12,196. Included in other compensation are benefits received by Mr. Stewart under the Doehler-Jarvis 401(k) plan and the defined contribution plan for the period July 28, 1995 through September 30, 1995. Under his former employment agreement with the Company, Mr. Stewart receives as a result of termination of such agreement on January 31, 1996 certain weekly payments as well as medical aggregating $524,126 over 104 weeks, life and disability payments for a period of three years after date of termination, which amounts are excluded from the above table.

(5) During the periods presented, Mr. Burtraw served as Senior Vice President of the Company and President of the Company's subsidiary, Kingston-Warren. Of the reflected options, options for 32,400 shares were granted in January 1994, pursuant to the Company's Employee Stock Option Plan at an exercise price of $8.00 per share and options for 8,000 shares were granted in October, 1995 at an exercise price of $28.00 per share.

(6) Each of the reflected options was granted in January, 1994 at an exercise price of $8.00 per share.

(7) During the periods presented, Mr. Snyder served as President of the Company's subsidiary, Kingston-Warren, until August 1995, when he was elected a Senior Vice President. Each of the reflected options was granted in January, 1994 at an exercise price of $8.00 per share.

(8) The 1994 stock options were granted in January 1994 at an exercise price of $8.00 per share and options for 2,000 shares were granted in October, 1995 at an exercise price of $28.00 per share.

(9) In 1996, compensation includes $20,661 as an automobile allowance benefit and $6,040 for country club dues. For the period from July 28, 1995 through September 30, 1995, compensation includes $20,661 automobile allowance benefit and $6,040 for country club dues.

OPTIONS

     The following table presents information concerning grants of stock options, net of options cancelled during the fiscal year ended September 30, 1996 to each of the Company's named executive officers. No stock appreciation rights were granted during the fiscal year.


                                        Option/SAR Grants in Last Fiscal Year
                                                                                                          Potential
                                                                                                      Realizable Value
                                                                                                      At Assumed Annual
                                                                                                       Rates of Stock
                                                                                                     Price Appreciation
                                                  Individual Grants                                    For Option Term
                               ---------------------------------------------------------       --------------------------------
                                                 Percent of
                                                    Total
                                 Number of      Options/SARs
                                 Securities      Granted to      Exercise
                                 Underlying       Employees       or Base
                                Options/SARs      in Fiscal        Price       Expiration
            Name                  Granted         Year (1)        ($/SH)          Date           5% ($)           10% ($)
            ----                  -------         --------        ------          ----           --------         -------
Roger L. Burtraw...........        8,000            27.6%         $28.00         10/16/05       $ 140,880        $ 357,040

Michael L. Polich..........        7,500            25.9           28.00         10/16/05         132,075          334,725

David C. Stegemoller.......        2,000             6.9           28.00         10/16/05          35,220           89,260


(1) Based on a total of 29,000 options granted, net of options cancelled in the fiscal year to all employees.

(2) Options are exercisable to the extent of 33 1/3% on October 16, 1997 and 33 1/3% on each anniversary thereof.

AGGREGATED OPTION/SAR EXERCISED IN LAST FISCAL YEAR AND FY END OPTION/SAR VALUES

     The only options exercised by the Named Officers during the fiscal year ended September 30, 1996 were by Robert Snyder. No SAR's are currently outstanding. The following table presents information concerning such exercise of options during such fiscal year as well as the value of unexercised options:

                                                              Number of Securities
                                                             Underlying Unexercised            Value of Unexercised
                                                                Options at Fiscal              In-the-Money Options
                                                                  Year End (#)                at Fiscal Year End ($)
                                                         -------------------------------- --------------------------------
                            Shares
                          Acquired on        Value
         Name            Exercise (#)     Realized ($)     Exercisable    Unexercisable     Exercisable    Unexercisable
         ----            ------------     ------------     -----------    -------------     -----------    -------------
Vincent J. Naimoli                                           369,096 (1)      200,000         $ 493,425           None

Joseph J. Gagliardi                                            9,950            9,950         $  31,094       $ 31,094

Roger L. Burtraw                                              16,200           24,200         $  50,625       $ 50,625

Robert Snyder               9,950           31,094              None             None              None           None

David C. Stegemoller                                           9,950           11,250         $  31,094       $ 31,094

Michael L. Polich                                               None            7,500              None           None

(1) Anchor currently holds stock options exercisable at a price of $6.00 per share in respect of 96,278 shares of Common Stock, $13.75 per share in respect of 172,818 shares of Common Stock and $14.00 per share in respect of 100,000 shares of Common Stock. See "Management and Option Agreement" below for the exercise price of the remaining 200,000 options currently unexercisable.

MANAGEMENT AND OPTION AGREEMENT

     Pursuant to the Management and Option Agreement, dated as of August 16, 1993, as Amended and Restated as of August 16, 1994, August 16, 1995 and August 16, 1996, between the Company and Anchor (the "Agreement"), Anchor has agreed to provide the management services and expertise of Mr. Vincent J. Naimoli to serve the Company and manage its operations and business through the date that is the third anniversary of the date that either the Company or Anchor shall have notified the other in writing that the term of the Agreement shall terminate. During such period, Mr. Naimoli will be nominated and appointed to serve as the Company's Chairman of the Board of Directors, Chief Executive Officer and President. The Agreement provides that Mr. Naimoli may devote his time to businesses and affairs unrelated to the Company, so long as it does not materially interfere with his performance thereunder.

     For the term of the Agreement, Anchor will be paid $83,333 per month. In addition, Anchor is to be paid certain bonus amounts based upon the Company's operating performance for fiscal 1997 and thereafter. No bonus was paid by the Company to Anchor for the fiscal year ended September 30, 1996. See "Item 11. Executive Compensation." The bonus to be paid to Anchor for fiscal 1997 will be triggered if for such 1997 fiscal year the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") equals or exceeds $82.0 million, and, in such event, the Company is to pay to Anchor a bonus in respect of such 1997 fiscal year equal to the sum of (a) $500,000 plus (b) 5% of the amount, if any, by which EBITDA exceeds $82.0 million plus (c) an additional 5% of the amount, if any, by which such EBITDA exceeds the sum of (x) $82.0 million plus (y) $10.0 million. For the fiscal year ended September 30, 1997, the total cash compensation and bonus paid by the Company to Anchor pursuant to the Agreement is limited to a maximum of $2.4 million. Following fiscal 1997, the parties are to negotiate with respect to a cap on the total compensation and bonus to be paid by the Company to Anchor for Anchor's performance for each fiscal year following the 1997 fiscal year commensurate with Mr. Naimoli's then duties and responsibilities at the Company, provided, however, that the cap is inapplicable in determining the amount, if any, that is to be paid under the provisions of the Agreement relating to termination. Anchor and Mr. Naimoli will be reimbursed for all reasonable out-of-pocket expenses incurred with respect to Mr. Naimoli's performance under the Management and Option Agreement and for all expenses incurred in connection with the defense or enforcement thereof. Anchor and Mr. Naimoli are generally entitled to indemnification from the Company for all activities related to the Management and Option Agreement.

     Upon a sale by the Company of one or more of its operating units in a transaction or series of transactions not constituting a Change in Control (as defined), the Company is to pay to Anchor such additional compensation as the Compensation Committee of the Company's Board of Directors may determine.

        Pursuant to the Management and Option Agreement, and subject to applicable law, Mr. Naimoli and his dependents are entitled to receive the same benefits as are available to senior executive officers under the Company's employee benefit plans. Effective January 1, 1995, Mr. Naimoli entered into a Nonqualified Retirement Benefit Agreement with the Company which provides that he is to receive benefits equal to the total monthly retirement income that would be payable to him from the combination of the Harvard Retirement Plan, the Harvard Nonqualified Additional Credited Service Plan and the Harvard Nonqualified ERISA Excess Benefit Plan as if he were an employee eligible to receive benefits under such Plans. For this purpose, the calculation of benefits shall consider as service with the Company all periods during which
Mr. Naimoli rendered services to the Company under the Management and Option Agreement. The period for which Mr. Naimoli rendered services to the Company is defined as beginning on November 1, 1991, the date on which he commenced providing services to Doehler-Jarvis, Inc. The benefits so payable are to be
paid in the form of a   monthly retirement income under the payment options
available to Mr. Naimoli. The options that would be so available to him, would be those available if he were a participant in such Plans, and may include benefits to his selected beneficiaries. The Nonqualified Retirement Benefit Agreement provides that if Mr. Naimoli's services terminate within two years following a change in control of the Company (as defined in the Management and Option Agreement), he is to receive the benefits thereunder within 30 days of such termination in a lump sum cash payment equal to the "actuarial equivalent" of the benefits he would have received under such Agreement. Under the Management and Option Agreement, as restated as of August 16, 1995, Mr. Naimoli is given during the term of the Agreement, medical and dental insurance benefits for both his family and him on the terms and with the benefits as are from time-to-time provided, to other senior executive officers, provided however, that such benefits are without cost to Mr. Naimoli and his family. Moreover, such Agreement requires the Company to purchase and maintain during Mr. Naimoli's life, a life insurance policy or policies on his life in an amount not less than $2 million. Anchor has elected to require that not less than $2 million payable under such policy or policies is to be payable to one or more beneficiaries designated by Anchor. (See "Executive Compensation" above.)

     In the event of voluntary termination of the Agreement by the Company, or if Anchor provides notice, during the period beginning on the 30th day following and ending on the 90th day following the occurrence of a Change in Control (as defined), that it intends to terminate the Agreement, the Company is to pay to Anchor a lump sum cash payment equal to (a) the number 3 multiplied by (b) the sum of (1) the highest annual compensation in effect under the Agreement during the one-year period preceding the occurrence of the Change in Control and (2) the average amount earned under the Agreement's bonus provisions during the three years preceding the occurrence of the Change in Control and continue to provide Anchor and Mr. Naimoli with all of the other benefits that Anchor and Mr. Naimoli would otherwise be entitled to pursuant to the terms of the Agreement, including, without limitation, the stock options granted under the Agreement.

     Under the Management and Option Agreement, Anchor was granted options in August 1993 to purchase 652,096 shares of Common Stock representing up to 9.0% of the then outstanding shares of capital stock of the Company (excluding the PIK Preferred Stock), including the shares issuable upon exercise of such options. In August 1994, options were granted to Anchor covering 17,000 shares of Common Stock. Such options are presently exercisable at $6 per share in respect of 96,278 shares and $13.75 per shares in respect of 172,818 shares. On January 9, 1995, Anchor exercised an option for 400,000 shares of Common Stock. In connection with the amendment to the Management and Option Agreement in August 1994, and in consideration for Anchor agreeing to place a cap on the maximum cash compensation payable thereunder, Anchor was granted (subject to stockholder approval which was obtained) options for an additional 300,000 shares of Common Stock. Of such options for 300,000 shares, options for 100,000 shares became exercisable in August 1995 at an exercise price of $14 per share. The remaining options in respect of 200,000 shares are initially exercisable at $14 per share as follows: options for 100,000 shares would be exercisable if the closing price of the Company's Common Stock equals or exceeds $30 per share for 15 of 30 trading days prior to August 16, 1996, and options for 100,000 shares would be exercisable if the closing price of the Company's Common Stock equals or exceeds $40 per share of 30 trading days prior to August 16, 1997. By reason of the amendment to the Agreement as of August 16, 1995, the aforementioned exercise terms were modified to provide that options with respect to 100,000 shares would be exercisable if the market price of Common Stock equals or exceeds $30 per share during any period of 30 days occurring subsequent to August 16, 1995 and prior to August 16, 1996, and with respect to the balance of the options covering 100,000 shares, such options would be exercisable if the market price of the Common Stock equals or exceeds $40 during any period of 30 days occurring subsequent to August 15, 1996 and prior to August 15, 1997. No options became exercisable during 1996. Notwithstanding the foregoing, all such options become exercisable on August 16, 2002 if Anchor is continuing to provide services to the Company on such date pursuant to the Management and Option Agreement or any successor thereto.

     The Management and Option Agreement may be terminated voluntarily by either Anchor or the Company for "cause" (as defined in the Agreement) or upon Mr. Naimoli's death or disability.

     The Management and Option Agreement provides for severance benefits to be payable to Anchor in the event of the termination of the Agreement under specified circumstances.

     The following table shows estimated annual benefits payable under the Retirement Plan (which benefits are not subject to offset) on a straight life annuity basis upon retirement to participants in specified years of service and remuneration classes:

                                                                Pension Plan Table

                                                               YEARS OF SERVICE (3)

      REMUNERATION
         (1)(2)                   15                 20                  25                 30                 40

        $150,000                $33,075            $44,100            $ 55,125           $ 66,150           $ 88,200

         200,000                 44,325             59,100              73,875             88,650            118,200

         250,000                 55,575             74,100              92,625            111,150            148,200

         300,000                 58,073             85,862             111,375            133,650            178,200

         400,000                 59,197             86,870             120,724            162,091            238,200

         500,000                 60,320             87,877             121,625            162,893            274,814

         800,000                 63,691             90,899             124,326            165,300            276,709

(1) Covered compensation is composed of base salary for the calendar year, excluding bonuses, commissions and other special forms of compensation. The maximum amount of compensation used to determine the benefits shown in the Pension Table above has been limited by federal law. The limit on compensation for 1996 is $150,000.

(2) Under applicable federal law, the annual benefit payable to any participant under the Retirement Plan may not exceed a ceiling currently $120,000 a year (subject to certain reductions based upon age and certain increases based upon adjustments to the consumer price index).

(3) The Named Officers will have the following estimated credited years of service under the Retirement Plan based on continued service to normal retirement age: Mr. Gagliardi: 24; Mr. Burtraw: 15; Mr. Stegemoller: 16; and Mr.
Polich: 14. Under the Non-Qualified Retirement Benefit Agreement for Vincent J. Naimoli, Mr. Naimoli will received an equivalent pension benefit based upon an estimated 9 years of credited service.

     The Company adopted, effective January 1, 1995, a Nonqualified Additional Credited Service Plan for the benefit of certain key management employees selected by the Chairman of the Board and affirmed by the Board of Directors which is intended to provide retirement benefits to such employees over and above the benefits provided under the Company's Retirement Plan. The Plan provides supplemental benefits to the participant based upon the difference, if any, between such participant's total monthly retirement income payable from the combination of the Company's Retirement Plan and the Excess Benefit Plan and his Adjusted Retirement Income representing the monthly retirement income that would be payable to the participant on a combined basis from the Retirement Plan and the Excess Benefit Plan. The Excess Benefit Plan provides for crediting the participant with Credited Service and Continuous Service in excess of actual service. Moreover, each participant is vested with ten years of Credited Service and ten years of Continuous Service in the event of a change of control, provided that he has been employed for more than five years. The benefits would be paid in the same form as the monthly retirement income from the Company's Retirement Plan, unless the Chairman designates otherwise. If the participant's employment terminates within two years following change of control, the benefits are to be paid in a lump sum cash payment within thirty days of such termination of employment at the "actuarial equivalent" of the benefits that the participant would have otherwise received. As of September 30, 1995, two officers of the Company had been selected for participation in the Plan and are credited with 1 1/2 years and two years, respectively, of credited service and continuous service for each year of actual service. The officers become vested with their benefits after five years of continuous service. See "Management and Option" Agreement above for information with respect to benefits furnished by the Company to Mr. Naimoli under the Company's retirement plan.

     The Company adopted, effective January 1, 1995, a Nonqualified ERISA Excess Benefit Plan for the benefit of certain key management employees, which is intended to provide retirement benefits to such employees over and above the benefits provided those employees under the Company's Retirement Plan. All key management employees are eligible to participate in the Plan which provides for supplemental benefits equal to the difference, if any, between a participant's monthly retirement income payable from the Company's Retirement Plan and his adjusted retirement income calculated under the Agreement. Such calculation would be the monthly retirement income that would be payable to the participant under the Company's Retirement Plan without regard to certain benefit limitations set forth in the Internal Revenue Code. Supplemental benefits payable under this Plan are not to be reduced by benefits payable under the Company's Nonqualified Additional Credited Service Plan. Benefits under the Plan do not vest until five years of continuous service have been completed.

SEVERANCE AGREEMENTS AND RETENTION BONUSES

     On September 17, 1996, the Company entered into severance agreements with Roger L. Burtraw, Joseph J. Gagliardi, Michael L. Polich and two other officers selected by the Company's Board of Directors (each individually referred to herein as an "Executive"). The agreements provide for an initial term that expires on September 30, 1998. On October 1, 1997 and each October 1 thereafter, however, the term automatically renews for one additional year, unless the Company or an Executive covered by such agreement gives notice not to extend the term thereof. Furthermore, if the

Company experiences a "change in control" during the term of the agreement, then the term shall continue at least 24 months beyond the month in which such "change in control" occurs.

     If an Executive's employment is terminated by the Company following a "change in control" for any reason other than the Executive's death or disability or for other cause (as defined in the agreements), the Company shall pay such Executive (i) a one-time severance payment equal to two times the sum of the Executive's annual base salary in effect at the time of such termination (except for Roger Burtraw who shall receive three times the sum of his annual base salary) or, if higher, the Executive's annual base salary in effect at the time of the first occurrence of an event constituting good reason (as defined in the agreement), (ii) any unpaid bonuses allocated to such Executive for a completed fiscal year, (iii) a pro-rata portion to the date of termination for bonuses during the fiscal year in which termination occurs, (iv) pension benefits, (v) outplacement services for two years following termination (except for Roger Burtraw who shall receive outplacement services for three years) or, if earlier, until the first acceptance by such Executive of an offer of employment, and (vi) insurance benefits for such Executive and his dependents for 24 months after the Executive's termination (except for Roger Burtraw who shall receive insurance benefits for 36 months), including life, disability, accident, and health insurance.

     A "change in control" shall be deemed to have occurred if (i) any person beneficially owns 25% or more of the outstanding shares of voting capital stock,
(ii) there is a change, other than those changes authorized by the agreement, in the composition of the Company's Board of Directors as constituted on the date of the agreement, (iii) a merger or consolidation of the Company results in the holders of the voting securities of the Company receiving less than 60% of the combined voting power of the securities of the surviving entity, (iv) a recapitalization of the Company results in a person becoming the beneficial owner of 25% or more of the combined voting power of the Company's then outstanding voting securities, (v) the Company's shareholders approve a plan of liquidation or dissolution of the Company, or (vi) the Company sells substantially all of its assets.

     The Company also entered into agreements to pay David Stegemoller, Michael Polich, and certain other key employees a retention bonus upon the sale of the Company, or certain subsidiaries of the Company. Under these agreements, the Company has agreed to pay to Mr. Polich and Mr. Stegemoller the sum of $250,000, each, upon the sale of certain of the Company's subsidiaries. If the entire Company is sold, Mr. Polich's retention bonus agreement will be void and his severance agreement, as described above, will remain in effect. These agreements will expire on October 4, 1997, unless renewed by the Company 30 days prior to such expiration.

DIRECTORS' RENUMERATION

     Directors who are not employees of the Company receive compensation at the rate of $25,000 per annum, payable $6,250 quarterly, plus $1,000 for attendance at each meeting of the Company's Board of Directors and $1,000 for each meeting of the Audit Committee and Compensation Committee of which they are members. Pursuant to the Company's Stock Plan for Non-Employee Directors, the Non-Employee Directors have elected as of September 30, 1996 to acquire shares of Common Stock of the Company in lieu of cash for a portion of such quarterly compensation, as follows: Mr. Bartlett, 140 shares; Mr. Hoffman, 561 shares, General Hoar, 140 shares; and Mr. Adams, 140 shares. See "Item 10. Directors and Executive Officers of the Registrant" for Directors who serve as members of the Audit Committee and the Compensation Committee of the Board of Directors. Subsequent to August, 1993, Mr. Naimoli is not separately compensated for serving as a Director of the Company.

     In January 1994, Messrs. Bartlett and Hoffman, Directors of the Company since 1992, were each granted options under the Company's Non-Employee Director Stock Option Plan for 4,000 shares of Common Stock at an exercise price of $8 per share. In June 1994, Messrs. Bartlett and Hoffman were each granted options thereunder for 6,000 shares of Common Stock at an exercise price of $13 per share. Thereafter, such individuals are each to be granted options to purchase 2,000 shares of Common Stock on January 19, 1996 and on each anniversary thereof. On January 19, 1996, Messrs. Bartlett and Hoffman were each granted options thereunder for 2,000 shares of Common Stock at an exercise price of $26.625 per share.

     Under the Company's Non-Employee Director Stock Option Plan, Directors who become such after June 7, 1994 are entitled to receive options to purchase 4,000 shares of Common Stock immediately following their election and 2,000 shares on the second and each subsequent anniversary of such date prior to termination of the Plan.

     Messrs. Hoar and Adams were each granted options to purchase 4,000 shares of Common Stock at the time of their election as Directors in September 1994 and October 1994, respectively, at exercise prices of $16 and $16.875 per share, respectively, and in September and October 1996, respectively, they each were granted options to purchase 2,000 shares of Common Stock at exercise price of $11.25 and $9.375, respectively.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Mr. Naimoli served as a member of the Compensation Committee of the Board of Directors from the time of his election as a Director of the Company in August 1992 until September 1994. He no longer serves as a member of such Committee.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table lists all shares of the Company's Common Stock as of December 15, 1996 (unless otherwise noted below), beneficially owned by each director of the Company, Named Officers of the Company, and each person known by the Company to own beneficially more than 5% of such outstanding shares of Common Stock at such date.

The table also reflects the percentage of the shares of Common Stock owned beneficially by all executive officers and directors of the Company as a group. As of December 15, 1996, there were 7,014,357 shares of the Company's Common Stock outstanding.


                                                                         NO. OF SHARES OF
NAME AND ADDRESS OF BENEFICIAL OWNER                                       COMMON STOCK                % OF CLASS
------------------------------------                                     ----------------              ----------

Pengo Securities Corp. (1)                                                  1,207,200                    17.2%
885 Third Avenue, 34th Floor
New York, New York  10022

Vincent J. Naimoli (2)                                                        788,946                    10.5%

Massachusetts Financial Services Company (3)                                  652,000                     9.3%
500 Boylston Street
Boston, Massachusetts  02116

Bank America Corporation (4)                                                  593,407                     8.5%
555 California Street
San Francisco, California  94104

J O Hambro & Partners Limited (5)                                             588,000                     8.4%
30 Queen Anne's Gate
London SW1H9AL England

ING (6)                                                                       491,300                     7.0%
(U.S.) Capital Corporation
135 East 57th Street
New York, New York  10022

Michael Hoffman                                                                12,561                       *

Craig Scott Bartlett, Jr.                                                      12,140                       *

Joseph P. Hoar                                                                  6,140                       *

John W. Adams (1)(7)                                                            8,140                       *

Joseph J. Gagliardi                                                            14,925                       *

Roger L. Burtraw                                                               29,700                       *

David C. Stegemoller                                                           16,092                       *

Michael L. Polich                                                               2,500                       *

All executive officers and directors as a group (17 persons) (8)              895,281                    11.9%

*  Less than one percent

(1) Pengo Securities Corp. owns 568,900 shares of Common Stock and Durian Securities owns 581,300 shares of Common Stock and Energy Management Corporation owns 57,000 shares of Common Stock. Mr. John W. Adams, a Director of the Company, is President of Pengo Securities Corp. and is Executive Vice President of Energy Management Corporation. See "Item 10. Directors and Executive
Officers of the Registrant".  The foregoing information is based upon a
Schedule 13D filed by such entities under date of January 10, 1995.

(2) These amounts reflect 5,700 shares owned of record by members of Mr. Naimoli's immediate family, 14,150 shares owned of record and beneficially by Mr. Naimoli either in his individual capacity or in his retirement account and 400,000 shares owned of record and beneficially by Anchor, an operating and personal holding company. In addition 369,096 shares of Common Stock are attributable to Mr. Naimoli pursuant to stock options granted to Anchor pursuant to the Management and Option Agreement described in "Item 11. Executive Compensation-Management and Option Agreement" above. The stock options are presently exercisable at an exercise price of $6 per share in respect of 96,278 shares $13.75 per share in respect of 172,818 shares and $14.00 per share in respect of 100,000 shares. The shares of Common Stock subject to such options are deemed outstanding for purposes of calculating the percent of class beneficially owned by Mr. Naimoli and by all officers and directors as a group. Pursuant to the Management and Option Agreement, Anchor was granted, subject to stockholder approval, stock options on August 4, 1994 to purchase 300,000 shares of Common Stock at an exercise price $14 per share, of which options in respect of 100,000 shares became exercisable on August 16, 1995 and the remaining options are exercisable only in installments of 100,000 shares on each of August 16, 1996 and August 16, 1997 based upon the attainment of certain designated market prices of the Common Stock and, in any event, on August 16, 2001 if Anchor is then providing services to the Company under the Agreement. Neither Mr. Naimoli nor Anchor is deemed the beneficial owner of such options in respect of 200,000 shares since such options are not exercisable within 60 days. No options became exercisable during 1996.

(3) Of the shares of Common Stock beneficially owned by Massachusetts Financial Services Company ("MFS"), 360,000 shares are also beneficially owned by its affiliate, MFS Series Trust VII - MFS Value Fund ("MVF") and 292,000 shares are also beneficially owned by certain other non-reporting entities. The foregoing information is based on a Schedule 13G dated February 12, 1996 filed by MFS and MVF.

(4) These shares were received by BankAmerica Corporation (as successor by merger with Continental Bank, N.A.) in August 1994 in exchange for 593,407 shares of Class A Common Stock of the Company.

(5) J O Hambro & Partners Limited has shared voting and investment power with respect to 500,000 shares of Common Stock. It is a co-investment advisor for the North American Smaller Companies Investment Trust, and is part of a group, which owns an aggregate of 588,000, shares or 8.4%, of the shares of Common Stock issued and outstanding at December 1, 1995, and which also consists of Growth Financial Services, which provides the services of Christopher Mills to North American Smaller Companies Investment Trust to serve as Chief Executive Officer, and has shared voting and investment power with respect to 300,000 shares of Common Stock; Leveraged Opportunity Trust PLC, which is a publicly held investment Company, of which Christopher Mills serves as Executive Director, and to which J O Hambro & Partner Limited acts as co-investment advisors, and has shared voting and investment power with respect to 200,000 shares of Common Stock; North American Smaller Companies Investment Trust, of which Christopher Mills serves as Chief Executive Officer, and to which J O Hambro & Partners Limited acts as co-investment advisor, and which has shared voting and investment power with respect to 300,000 shares of Common Stock; Christopher H.B. Mills who has shared voting and investment power with respect to 500,000 shares of Common Stock; J O Hambro and Company Limited, which is an investment holding company and the ultimate holding company for J O Hambro & Partners Limited, and has shared voting and investment power with respect to 588,000 shares of Common Stock; J O Hambro Investment Management Limited which is an investment management company, and which has shared voting and investment power with respect to 88,000 shares of Common Stock; and J O Hambro Asset Management Limited, which is an intermediate holding company for J O Hambro & Partners Limited, and has shared voting and investment power with respect to 588,000 shares of Common Stock. In addition, Mr. John Gildea is a Director of Leveraged Opportunity Trust PLC. Mr. Gildea is the General Partner and Managing Director of Gildea Management Company, LP, which serves as an investment advisor to Network Group II Limited. The foregoing information is based upon a Schedule 13D filed by such entities under date of September 12, 1994, as amended.

(6) The foregoing information was reported in Schedule 13D under date of July 12, 1996 and amended on December 16, 1996, and the shares are beneficially owned by such holder with sole voting and dispositive power.

(7) Mr. John W. Adams beneficially owns 2,140 shares of Common Stock. He is the President of Pengo Securities Corp. which is part of the group described in Footnote (1) above.

(8) The number of shares of Common Stock beneficially owned by all executive officers and directors as a group includes options in respect of shares which are exercisable as of December 15, 1996 or within 60 days thereafter.

     As of December 15, 1996, the Retirement Plan owned 30,000 shares of the Common Stock and 23,070 shares of the Company's PIK Preferred Stock. The Committee administering the Retirement Plan, which consists of officers and employees if the Company, has the power to vote and dispose of such securities.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ANCHOR AND NAIMOLI

     See "Item 11. Executive Compensation-Management and Option Agreement" for information concerning compensation arrangements between the Company and Anchor in connection with providing the services of Mr. Naimoli to the Company. See also "Item 11. Executive Compensation-Pension and Retirement Plans" for information concerning pension and retirement benefits and other compensation arrangements between the Company and Mr. Naimoli.

     In November 1996, the Board of Directors authorized changes in the Management and Option Agreement of Anchor, the details of which are set forth in "Item 11. Executive Compensation-Management and Option Agreement".

     The Company, which relocated its principal executive offices from Union, New Jersey to Tampa, Florida in September, 1994, leases executive office space for a seven-year term from an unaffiliated party at a current annual rental of approximately $208,000 (currently $17 per rentable square foot in 1996), with such rental increasing on an annual basis over the lease term to a maximum of $325,000 ($19.25 per rentable square foot). The Company has the option to terminate its lease as of September 30, 1999 upon payment of approximately $164,400 as a termination fee. Anchor rented office space, a portion of which is occupied by Nice and Easy (the travel agency referred to below), from the Company at an annual rental of $9,000 as Anchor's allocable portion of rent and certain other related expenses. Commencing in August 1995, through the end of the lease term, the Company has agreed that such space may be occupied by Anchor on a rent-free basis so long as certain Company personnel occupy such Anchor space.

     Mr. Naimoli is a principal stockholder of Nice and Easy Travel & Co., Inc. ("Nice and Easy"), a travel agency, which has acted as exclusive travel agent to arrange travel services for the Company and its employees and representatives, beginning in December 1994. During the year ended September 30, 1996, Nice and Easy billed the Company $1,130 for travel services and rebated $34 (3% of the annual billings) to the Company.

     In October 1995, the Board of Directors of the Company approved the lease of a private suite at the Tropicana Field in St. Petersburg, Florida for Tampa Bay Devil Rays baseball. It is contemplated that the Company will lease the suite for the period of five years at an annual rental of $60,000, plus increases provided by the Consumer Price Index without premium. In addition, a license fee of $25,000 was paid upon execution of the License Agreement, representing a security deposit is to be returned at the end of the lease term. An additional $25,000 payment was made in June, 1996. Management has agreed with two other partners to share in the cost of the suite, thereby reducing the suite cost to $20,000 per annum. In connection with the transaction, the Board determined that the transaction was fair and on terms comparable to those which would be obtained from a third party in an arms-length transaction. Mr. Naimoli is the Managing General Partner of Tampa Bay Devil Rays, Ltd., a Florida limited partnership, which owns the Tampa Bay Devil Rays baseball team.

ADVISORY FEES

     The Company has agreed to pay fees to The Blackstone Group L.P. for financial advice rendered in structuring strategic alternatives to enhance shareholder value and to pay designated success fees in the event any such alternatives are effected and consummated successfully. Michael Hoffman, a director of the Company, is a general partner of The Blackstone Group L.P. See "Item 11. Executive Compensation-Directors' Remuneration".

                                    PART IV



 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)   (1)(2)  Financial Statements and Schedules.


     The following financial statements and schedules are filed as part of this Annual Report on Form 10-K.


                           HARVARD INDUSTRIES, INC.

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                        FINANCIAL STATEMENT SCHEDULES



CONSOLIDATED FINANCIAL STATEMENTS                               PAGE
---------------------------------                               ----

Reports of Independent Accountants
    Years Ended September 30, 1996 and 1995...................   F-2
    Year Ended September 30, 1994.............................   F-3
Consolidated Balance Sheets...................................   F-4
    September 30, 1996 and 1995
Consolidated Statements of Operations.........................   F-5
    Years Ended September 30, 1996, 1995 and 1994
Consolidated Statements of Shareholders' Deficiency...........   F-6
    Years Ended September 30, 1996, 1995 and 1994
Consolidated Statements of Cash Flows.........................   F-7
    Years Ended September 30, 1996, 1995 and 1994
Notes to Consolidated Financial Statements....................   F-8


FINANCIAL STATEMENT SCHEDULES
All schedules are omitted because they are either not applicable or the required information is included in the Consolidated Financial Statements or Notes thereto.

              Report of Independent Certified Public Accountants


The Board of Directors and Shareholders
Harvard Industries, Inc.:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in shareholders' deficiency present fairly, in all material respects, the financial position of Harvard Industries, Inc. and its subsidiaries (the "Company") at September 30, 1996 and 1995, and the results of their operations and their cash flows for the years ended September 30, 1996 and 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.










Price Waterhouse LLP
Tampa, Florida
November 4, 1996

                         INDEPENDENT AUDITORS REPORT


The Board of Directors and Shareholders
Harvard Industries, Inc.:

We have audited the accompanying consolidated statements of operations, shareholders' deficiency and cash flows of Harvard Industries, Inc. and subsidiaries (the "Company") for the year ended September 30, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended September 30, 1994, in conformity with generally accepted accounting principles.




                                                           KPMG Peat Marwick LLP


Tampa, Florida
November 11, 1994

                           HARVARD INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1996 AND 1995
                           (In thousands of dollars)

                                                                                September 30,               September 30,
ASSETS                                                                              1996                        1995
                                                                               ---------------            -----------------
Current assets:
  Cash and cash equivalents..........................................          $        1,107             $          19,925
  Accounts receivable, net of allowance of $ 744 in 1996
     and $ 1,087 in 1995.............................................                  99,581                       102,714
  Inventories........................................................                  53,901                        63,742
  Prepaid expenses and other current assets..........................                   1,637                         9,036
                                                                               --------------             -----------------
         Total current assets........................................                 156,226                       195,417

Property, plant and equipment, net...................................                 300,673                       307,247
Intangible assets, net...............................................                 127,250                       132,537

Other assets, net....................................................                  33,556                        27,061
                                                                               --------------             -----------------
                                                                               $      617,705             $         662,262
                                                                               ==============             =================
LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
  Current portion of long-term debt..................................          $        1,487             $           2,801
  Accounts payable...................................................                  89,073                        79,702
  Accrued expenses...................................................                  66,949                        85,232
  Income taxes payable...............................................                   5,875                         8,265
                                                                               --------------             -----------------
         Total current liabilities...................................                 163,384                       176,000

Long-term debt.......................................................                 359,116                       322,000
Postretirement benefits other than pensions..........................                 101,464                        95,642
Other ...............................................................                  24,970                        31,175
                                                                               --------------             -----------------
         Total liabilities...........................................                 648,934                       624,817
                                                                               --------------             -----------------

14 1/4% Pay-In-Kind Exchangeable Preferred Stock,
    ($115,250 liquidation value at September 30, 1996)...............                 114,495                        99,651
                                                                               --------------             -----------------

 Shareholders' deficiency:
  Common Stock, $.01 par value; 30,000,000 shares authorized;
     shares issued and outstanding : 7,014,357 at September 30,
    1996  and  6,994,907 at September 30, 1995.......................                     70                             70
  Additional paid-in capital.........................................                 42,245                         56,899
  Additional  minimum pension liability..............................                 (1,767)                        (1,836)
  Foreign currency translation adjustment............................                 (1,964)                        (1,743)
  Accumulated deficit................................................               (184,308)                      (115,596)
                                                                               -------------             ------------------
           Total shareholders' deficiency............................               (145,724)                       (62,206)
                                                                               -------------             ------------------
Commitments and contingent liabilities...............................

                                                                               $     617,705             $          662,262
                                                                               =============             ==================

          See accompanying Notes to Consolidated Financial Statements.
                                     F-4

                            HARVARD INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)



                                                                                   1996                 1995             1994
                                                                                   ----                 ----             ----
Sales ..................................................................        $   824,837         $   631,832      $   614,952
                                                                                -----------         -----------      -----------

Costs and expenses:
   Cost of sales .......................................................            776,141             557,340          543,532
   Selling, general and administrative .................................             42,858              33,037           32,217
   Interest expense ....................................................             47,004              19,579           11,947
   Amortization of goodwill ............................................             15,312               2,986            1,584
   Other (income) expense, net .........................................              1,538              (1,789)            (532)
                                                                                -----------         -----------      -----------
       Total costs and expenses ........................................            882,853             611,153          588,748
                                                                                -----------         -----------      -----------

Income (loss) from continuing operations before income
   taxes and extraordinary item ........................................            (58,016)             20,679           26,204
Provision for income taxes .............................................              3,196              11,566            9,536
                                                                                -----------         -----------      -----------

Income (loss) from continuing operations before
   extraordinary item ..................................................            (61,212)              9,113           16,668

Loss from discontinued operations (net of income tax benefit
   of $4,962 in 1994)...................................................             (7,500)               --             (9,038)
                                                                                -----------         -----------      -----------
Income (loss) before extraordinary item ................................            (68,712)              9,113            7,630

Extraordinary item-early extinguishment of debt (net of
        income tax benefit of $1,200) ..................................               --                (2,192)            --
                                                                                -----------         -----------      -----------

Net income (loss) ......................................................        $   (68,712)        $     6,921      $     7,630
                                                                                ===========         ===========      ===========

PIK preferred dividends and accretion ..................................        $    14,844         $    14,809      $    14,767
                                                                                ===========         ===========      ===========

Net loss attributable to common shareholders ...........................        $   (83,556)        $    (7,888)     $    (7,137)
                                                                                ===========         ===========      ===========

Primary per common and common equivalent share:
   Income  (loss) from continuing operations before extraordinary item .        $    (10.87)        $     (0.82)     $      0.28
   Loss from discontinued operations ...................................              (1.07)               --              (1.31)
   Extraordinary item ..................................................               --                 (0.32)            --
                                                                                -----------         -----------      -----------
   Loss per common and common equivalent share .........................        $    (11.94)        $     (1.14)     $     (1.03)
                                                                                ===========         ===========      ===========

   Weighted average number of common and  common equivalent
    shares outstanding .................................................          6,999,279           6,894,093        6,875,267
                                                                                ===========         ===========      ===========

          See accompanying Notes to Consolidated Financial Statements.

                            HARVARD INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                    (In thousands of dollars, except shares)


                                                                                                                           TOTAL
                                                COMMON STOCK       ADDITIONAL              MINIMUM        ACCUMU-          SHARE-
                                          -----------------------   PAID-IN    FOREIGN     PENSION         LATED          HOLDERS'
                                          NO. OF SHARES   AMOUNTS   CAPITAL    CURRENCY    LIABILITY      DEFICIT        DEFICIENCY
Balance, September 30, 1993 ...........      6,593,407     $  66    $ 82,539   $ (1,558)   $ (11,713)    $(130,147)      $ (60,813)
Net income -- 1994  ...................          --         --         --         --           --            7,630           7,630
PIK preferred stock dividend  .........          --         --       (13,950)     --           --            --            (13,950)
Accretion of discount on PIK
  preferred stock .....................          --         --          (817)     --           --            --               (817)
Minimum pension liability .............          --         --         --         --           9,080         --              9,080
Foreign currency adjustment ...........          --         --         --          (162)       --            --               (162)
                                             ---------     -----    --------   --------    ---------     ---------       ---------

Balance, September 30, 1994 ...........      6,593,407        66      67,772     (1,720)      (2,633)     (122,517)        (59,032)
Net income -- 1995  ...................          --         --        --          --           --            6,921           6,921
PIK preferred stock dividend  .........          --         --       (14,026)     --           --            --            (14,026)
Accretion of discount on PIK
  preferred stock .....................          --         --          (783)     --           --            --               (783)
Exercise of stock options including
  related tax benefits  ...............        401,500         4       3,936      --           --            --              3,940
Minimum pension liability .............          --         --         --         --             797         --                797
Foreign currency adjustment ...........          --         --         --           (23)       --            --                (23)
                                             ---------     -----    --------   --------    ---------     ---------       ---------

Balance, September 30, 1995 ...........      6,994,907        70      56,899     (1,743)      (1,836)     (115,596)        (62,206)

Net loss -- 1996  .....................          --         --         --         --           --          (68,712)        (68,712)
PIK preferred stock dividend  .........          --         --       (14,375)     --           --            --            (14,375)
Accretion of discount on PIK
  preferred stock .....................          --         --          (469)     --           --            --               (469)
Exercise of stock options including
  related tax benefits  ...............         19,450      --           190      --           --            --                190
Minimum pension liability .............          --         --         --         --              69         --                 69
Foreign currency adjustment ...........          --         --         --          (221)       --            --               (221)
                                             ---------     -----    --------   --------    ---------     ---------       ---------

Balance, September 30, 1996 ...........      7,014,357     $  70    $ 42,245   $ (1,964)   $  (1,767)    $(184,308)      $(145,724)
                                             =========     =====    ========   ========    =========     =========       =========









         See accompanying Notes to Consolidated Financial Statements.

                           HARVARD INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                          (In thousands of dollars)


                                                                                            1996         1995         1994
                                                                                        ------------  ----------  -----------
  Cash flows related to operating activities:
    Income (loss) from continuing operations before extraordinary item................. $  (61,212)  $    9,113   $   16,668
    Add back (deduct) items not affecting cash and cash equivalents:
      Income tax allocation charge related to  reorganization value,exercise
       of stock options and discontinued operations....................................       -           6,251        4,962
      Depreciation and amortization....................................................     65,658       34,856       29,855
      Loss on disposition of property, plant and equipment
       and property held for sale......................................................      2,053          461        1,821
      Other charges....................................................................       -            -             300
      Postretirement benefits..........................................................      5,822        4,373        3,550
    Changes in operating assets and liabilities of continuing operations, net of effects from acquisitions and reorganization items:
       Accounts receivable.............................................................      3,133       (9,865)       4,763
       Inventories.....................................................................      7,112          880       (2,150)
       Other current assets............................................................       (222)       1,712           27
       Accounts payable................................................................      9,371        1,696       16,544
       Accrued expenses and income taxes payable.......................................    (30,444)     (21,954)      11,307
       Other noncurrent liabilities....................................................        819       (2,472)        -
                                                                                        ----------   ----------   ----------

    Net cash provided by continuing operations before reorganization items.............      2,090       25,051       87,647

  Cash flow used by reorganization items (principally professional fees)...............       -            -            (323)
                                                                                        ----------   ----------   ----------
    Net cash provided by continuing operations.........................................      2,090       25,051       87,324
                                                                                        ----------   ----------   ----------
  Cash flows related to investing activities:
    Acquisition of property, plant and equipment.......................................    (40,578)     (22,080)     (10,141)
    Cash flows related to discontinued operations......................................     (3,332)       5,029      (10,538)
    Proceeds from disposition of property, plant and equipment.........................        909        1,259        6,725
    Acquisition of Doehler-Jarvis,including debt refinancing,
        net of cash acquired...........................................................       -        (210,231)        -
    Net change in other noncurrent accounts............................................     (5,223)        (746)       1,747
                                                                                        ----------   ----------   ----------
    Net cash used in investing activities..............................................    (48,224)    (226,769)     (12,207)
                                                                                        ----------   ----------   ----------
  Cash flows related to financing activities:
    Proceeds from Senior Notes Offering................................................       -         200,000      100,000
    Issuance cost of Senior Notes and Revolving Credit Facility........................       -         (11,804)      (9,117)
    Net borrowings under credit agreement..............................................     38,834         -            -
    Redemption of PIK preferred stock..................................................       -         (15,000)     (10,000)
    Proceeds from exercise of stock options............................................        190        2,419         -
    Repayments of long-term debt.......................................................     (3,032)      (5,820)     (66,516)
    Payment of prepetition trade payables..............................................       -            -         (38,715)
    Pension fund payments pursuant to PBGC  settlement agreement.......................     (6,000)      (6,000)      (6,000)
    Payment of EPA settlements.........................................................     (2,676)      (2,512)        -
                                                                                        ----------   ----------   ----------
    Net cash provided by (used in) financing activities................................     27,316      161,283      (30,348)
                                                                                        ----------   ----------   ----------
  Net increase (decrease) in cash and cash equivalents.................................    (18,818)     (40,435)      44,769
    Beginning of period................................................................     19,925       60,360       15,591
                                                                                        ----------   ----------   ----------
   End of period....................................................................... $    1,107   $   19,925   $   60,360
                                                                                        ==========   ==========   ==========
  Supplemental disclosure of cash flow information:
    Interest paid...................................................................... $   41,868   $   16,042   $    9,842
                                                                                        ==========   ==========   ==========
    Income taxes paid.................................................................. $    5,092   $    4,782   $    1,442
                                                                                        ==========   ==========   ==========


         See accompanying Notes to Consolidated Financial Statements.

                           HARVARD INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (IN THOUSANDS OF DOLLARS)



(1)  BASIS OF PRESENTATION
     Harvard Industries, Inc., a Florida corporation and its subsidiaries (the "Company") are primarily engaged in the business of designing, engineering and manufacturing components for OEMs producing cars and light trucks. The Company's principal customers are General Motors, Ford Motor Company and Chrysler Corporation. The Company acquired the outstanding stock of Doehler-Jarvis, Inc. ("Doehler-Jarvis") effective July 28, 1995.

     On April 11, 1991, an involuntary petition for relief under Chapter 11 of the Bankruptcy Code was filed against the Company in the United States Bankruptcy Court for the District of Delaware. On May 2, 1991, the Court converted the Company's case to a voluntary proceeding under Chapter 11 pursuant to which the Company continued to operate as a debtor-in-possession under authority of the Court. The Company's Plan of Reorganization was confirmed by the Court on August 10, 1992, and such Plan became effective on August 30, 1992. In connection with its emergence from Chapter 11 bankruptcy proceedings, the Company implemented "Fresh Start Reporting" as of August 23, 1992. Accordingly, all assets and liabilities were restated to reflect their respective fair values at that date. The portion of the reorganization value which could not be attributed to specific tangible or identifiable intangible assets of the reorganized Company has been reported under the caption "Intangible Assets."

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     General. Preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from those estimates.

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Investments of 50% or less in companies and/or joint ventures are accounted for under the equity method. All material intercompany transactions and balances have been eliminated in consolidation.

     Cash and Cash Equivalents. The Company considers all investments in highly liquid bank certificates of deposit to be cash equivalents. Cash equivalents include only investments with purchased maturities of three months or less.

     Trade Receivables. A substantial portion of the Company's trade receivables are held by the automotive accessories segment and are mainly concentrated with the three largest U.S. automotive companies. The Company does not require collateral or other security to support credit sales.

     Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. See Notes 5 and 26 regarding a change in the method of accounting for certain inventory.

     Property, Plant and Equipment. All property, plant and equipment owned at August 23, 1992 was restated to reflect fair value in accordance with fresh start reporting. Additions after August 23, 1992 are recorded at cost. Depreciation and amortization, which includes the amortization of machinery and equipment under capital leases, is calculated using the straight-line method at rates to depreciate assets over their estimated useful lives or remaining term of leases. The rates used are as follows: buildings and building improvements, 2.5% to 20.0%; and machinery, equipment and furniture and fixtures, 5.0% to 33.3%. Replacements and betterments are capitalized. Major scheduled furnace maintenance and die replacement programs are accrued based on units of production; all other maintenance and repairs are expensed as incurred. Upon sale or retirement of property, plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any resultant gain or loss is recognized.

     Intangible Assets. Intangible assets consist of goodwill and reorganization value in excess of amounts allocable to identifiable assets. Goodwill applicable to the acquisition of Doehler-Jarvis originally being amortized over 15 years was changed to 10 years in the fourth quarter of 1996, effective October 1, 1995, based upon Doehler-Jarvis' unprofitable operating results since acquisition and projected future operating results. Reorganization value in excess of amounts allocated to identifiable assets is being amortized using the straight-line method over 10 years for the automotive accessories segment. The Company assesses the recoverability of such intangible assets by determining whether the amortization of each such intangible over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company's average costs of funds.

     Deferred Debt Expense. The Company amortizes its deferred debt issuance costs over the term of the related debt using the effective interest method.

     Revenue Recognition.  Revenues are recognized as products are shipped.

     Income Taxes. The Company accounts for income taxes in accordance with Financial Accounting Standards Board (FASB) Statement No. 109. Such statement requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax basis and financial reporting basis of other assets and liabilities.

     Environmental Liabilities. It is the Company's policy to accrue and charge against operations environmental remediation costs when it is probable that a liability has been incurred and an amount is reasonably estimable. As assessments and cleanups proceed, these accruals are reviewed periodically and adjusted, if necessary, as additional information becomes available. These liabilities can change substantially due to such factors as additional information on the nature or extent of contamination, methods of remediation required, and other actions by governmental agencies or private parties. Cash expenditures often lag behind the period in which an accrual is recorded by a number of years.

     Foreign Currency Translation Adjustment. Exchange adjustments resulting from foreign currency transactions are generally recognized in the results of operations, whereas adjustments resulting from the translation of balance sheet accounts are reflected as a separate component of shareholders' deficiency.
Net foreign currency transaction gains or losses are not material in any of the years presented.

     Net Loss Per Common Share. Primary net loss per common share is based on the weighted average number of shares of common stock outstanding during each year and common stock equivalents of dilutive stock options. Fully diluted net loss per common share assumes the additional dilution of stock options based upon ending market prices, unless such calculations are anti-dilutive.

(3)  ACQUISITION
     On July 28, 1995, the Company acquired Doehler-Jarvis for a purchase cost aggregating approximately $107,000 including transaction costs of approximately $3,000. The acquisition was accounted for under the purchase method of accounting. The purchase costs and repayment of existing Doehler-Jarvis debt aggregated approximately $218,000 and was financed through the proceeds from the sale of $200,000 principal amount of 11 1/8% Senior Notes Due 2005 and cash on hand.

     In July 1995, Doehler-Jarvis initiated production of lower intake manifolds for one of its major customers (hereinafter "the Manifold Program"). In fiscal 1996, the Company finalized its purchase accounting analysis and determined that the estimated manufacturing costs of fulfilling the Manifold Program would exceed estimated revenues to be generated by $10,000. Accordingly, the Company adjusted the goodwill initially recorded at the July 28, 1995 date of acquisition of Doehler-Jarvis by $10,000 and established a liability (accrued program costs) to reflect the operating loss under the Manifold Program. Remaining accrued program costs at September 30, 1996 were $1,640. The Manifold Program reflected an additional negative gross margin of $5,500 for 1996 due to cost overruns in excess of the established liability.

     The Company reached an agreement in principle with this major customer for program modifications for the Manifold Program discussed above. The Company and the customer executed a term sheet which summarizes the points of agreement. The customer and the Company have gone forward with certain major elements of the agreement while negotiating definitive agreements to memorialize a final settlement. The Company and the customer also agreed upon a schedule whereby the customer will resource a bell housing program, currently produced by the Company, to another supplier. The bell housing program resulted in a negative gross margin loss of $2,300 for 1996. Effects of the termination and resourcing of the bell housing program will be completed by December 31, 1996.

     Pro forma unaudited results of operations assuming the acquisition had occurred on October 1, 1994 and 1993, respectively, are as follows:


                                                 (In thousands of dollars except per share data)
                                                              1995             1994(a)
                                                              ----             ----
         Sales                                              $855,446          $856,845
         Income (loss) from continuing operations
         before extraordinary item                            (8,466)            1,553
         Net loss                                            (10,658)           (7,485)
         Net loss attributable to common
         shareholders                                        (25,467)          (22,252)
         Net loss per share:
         Loss from continuing operations                       (3.38)            (1.92)
         Net loss                                              (3.69)            (3.24)

     (a) Includes Doehler-Jarvis for the year ended December 31, 1994.

     The summary pro forma financial data do not purport to represent what the Company's results of operations would actually have been had the transaction, in fact, occurred on such dates or to project the Company's results of operations at any future date or for any future period.

(4) ESNA DISCONTINUED OPERATIONS AND MATERIAL UNCERTAINTIES

     On three separate occasions in fiscal 1994, the Company became aware that certain products of its ESNA division were not manufactured and/or tested in accordance with required specifications at its Union, New Jersey and/or Pocahontas, Arkansas facility. These fastener products were sold to the United States Government and other customers for application in the construction of aircraft engines and air frames.

     In connection therewith, the Company notified the Department of Defense Office of Inspector General ("DoD/OIG") and, upon request, was admitted into the Voluntary Disclosure Program of the Department of Defense. The Company also notified ESNA's customers, including the Defense Industrial Supply Center, of these matters and has offered to retest and/or reprocess affected parts. The Company retested and/or reprocessed affected parts, and engaged in such activities including its own parts' inventory from September 1993 until July 31, 1995, when such activities terminated with respect to those parts which were returned by customers. For those fasteners which had been destroyed during retesting, credits were issued to affected customers' accounts. As a result of its admission into the Voluntary Disclosure Program, the Company expects that it will receive favorable consideration from the government with respect to whether or not criminal charges should be brought, administrative sanctions should be imposed and civil penalties should be sought in connection with sales of affected parts to the government. There is no assurance, however, that the Company will receive such treatment with respect to any or all of these disclosures.

     The Company may also be subject to civil damages relating to the ESNA matter from claims made by other customers. In May 1995, a major customer, Harco Division of VSI Corporation ("Harco"), filed a complaint in United States District Court seeking damages, including treble damages, in an amount to be determined at trial. The Company has also received notification of possible claims from other customers similar to Harco. In April 1996, the Company and Harco negotiated a settlement ($800), whereby Harco dismissed its complaint against the Company and the proceedings are now concluded. The Company has agreed to indemnify Harco against any future claims relating to the ESNA matter, if any, that may be asserted against Harco by its customers. Additionally, the Company agreed to indemnify Harco for certain future costs, if any, which may result from non-performance by the Company's subcontractor in filling Harco's orders.

     The ultimate cost of disposition of this matter, as well as the required funding of such cost, is dependent upon future events, the outcomes of which are not determinable at the present time. Such outcomes could have a material effect on the Company's financial condition, results of operations and/or liquidity. If it is ultimately determined that the deviations from specifications and certifications made in connection therewith, constitute violations of various statutory and regulatory provisions, the Company may, among other things, be subject to criminal prosecution, treble damages and penalties under the Civil False Claims Act or Racketeer Influenced and Corrupt Organization Act, as well as administrative sanctions, such as debarment from future government contracting.

     In January 1994, the Company finalized its plan to dispose of ESNA and presented ESNA as a discontinued operation and recorded an after tax provision for ESNA's projected operating losses through the estimated date of disposition in the amount of $7,228. In September 1996 the Company determined that it is not likely that the agreement entered into in May 1996 with a developer to sell the Company's ESNA facility in Union, N.J. would be successfully concluded, due to EPA requirements necessary to bring the site up to residential standards. After considering the length of time, current market conditions and environmental cleanup costs to dispose of the facility for residential and/or industrial use, the Company determined that it was appropriate to reflect the value of the

ESNA facility to the Company at a nominal net realizable value, including cleanup costs, as of September 30, 1996. As a result, in the fourth quarter of 1996, the Company has reflected a $7,500 charge to discontinued operations, representing the write-down of the ESNA facility, continuing carrying costs associated with the Company's ongoing participation in the Department of Defense Voluntary Disclosure Program and carrying costs of the Union, N.J. facility. At September 30, 1996, the $6,830 accrued costs of discontinued operations is primarily related to legal costs, fines and penalties, subcontractor costs and severance pay.

     Net assets of discontinued operations of $1,800 at September 30, 1996 reflect the estimated net realizable value of remaining assets consisting primarily of royalty receivables and are included in other non-current assets.

(5)  INVENTORIES

     Inventories at September 30, consist of the following:


                                         1996          1995
                                         ----          ----
       Finished goods                  $ 3,735       $  7,527
       Work-in-process                  19,051         17,495
       Tooling                          20,689         25,181
       Raw materials                    10,426         13,539
                                       -------       --------
                                       $53,901       $ 63,742
                                       =======       ========

     As of October 1, 1995, the Company changed its method of accounting for certain inventory (which comprised approximately 25% of the Company's total reported inventory balance of $62,465 at September 30, 1995) from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. As a result of changes in the Company's manufacturing and inventory management processes, which are attributable to a continuing emphasis on cost reduction in the automotive industry, the Company believes that the FIFO method provides for a better matching of inventory costs with product sales for all of the Company's inventory. These changes include an emphasis on cost reduction programs, promotion of production efficiencies and the implementation of inventory reduction programs. The change from the LIFO method to the FIFO method has been applied retroactively by restating the financial statements of prior periods which are summarized as follows:


               Decrease
             In Beginning
             Accumulated   Reduction In    Increase   Decrease In Loss
               Deficit     Cost of Sales  Net Income     Per Share
               -------     -------------  ----------     ---------
Fiscal 1995     $ 1,126        $ 151         $ 85          $.02
Fiscal 1994         471          655          655           .10

(6) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at September 30, consists of the following:

                                                    1996           1995
                                                    ----           ----
      Land                                        $  7,730       $  7,897
      Buildings and improvements                    72,954         70,116
      Machinery and equipment                      312,650        277,318
      Furniture and fixtures                         1,961          2,138
      Construction in progress                      28,139         31,870
                                                  --------       --------
                                                   423,434        389,339
      Less accumulated depreciation                122,761         82,092
                                                  --------       --------
                                                  $300,673       $307,247
                                                  ========       ========

     Depreciation expense amounted to $42,632, $28,955 and $25,510 in 1996, 1995 and 1994, respectively.

(7)  INTANGIBLE ASSETS
     Intangible assets at September 30, consist of the following:

                                                    1996             1995
                                                  --------         --------
   Goodwill in connection with the
   acquisition of Doehler-Jarvis (See Note 3)     $136,379         $126,354

   Reorganization value (See Note 2)                12,339           12,339
                                                  --------         --------
                                                   148,718          138,693
   Less accumulated amortization                    21,468            6,156
                                                  --------         --------
                                                  $127,250         $132,537
                                                  ========         ========

     Amortization expense related to goodwill and reorganization value amounted to $15,312, $2,986, and $1,584 in 1996, 1995 and 1994, respectively. In 1995, the Company reduced reorganization value by $3,529 for the benefit realized from the utilization of tax loss carryforwards existing when "Fresh Start Reporting" was implemented.

(8)  OTHER ASSETS
     Other assets at September 30, consist of the following:

                                                Amortization
                                                   Period                     1996                1995
                                               -------------                -------             -------

      Deferred financing costs               life of agreement              $15,506             $17,409
      Deferred tooling                        units produced                 14,339               9,086
      Pension asset                                 N/A                       9,546               3,543
      Net assets of discontinued operations         N/A                       1,800                 ---
      Other                                         N/A                       3,525               3,101
                                                                            -------             -------
      Less accumulated amortization                                          44,716              33,139
                                                                             11,160               6,078
                                                                            -------             -------
                                                                            $33,556             $27,061
                                                                            =======             =======

     Amortization expense related to deferred financing costs amounted to $5,136, $1,707, and $798 in 1996, 1995 and 1994, respectively. Amortization expense related to deferred tooling amounted to $2,578, $1,354 and $1,208 in 1996, 1995 and 1994, respectively.

(9)  LONG TERM DEBT, CREDIT AGREEMENTS AND DEBT REFINANCING
     Long term debt at September 30 consists of the following:


                                            1996         1995
                                          --------     --------
       12% Senior Notes Due 2004.....     $100,000     $100,000
       11 1/8% Senior Notes Due 2005.      200,000      200,000
       Revolving Credit Agreement....       38,834         ---
       Industrial revenue bonds......        6,200        7,841
       Capital lease obligations.....       15,569       16,960
                                          --------     --------
                                          $360,603     $324,801

       Less current portion..........        1,487        2,801
                                          --------     --------
       Long-term portion.............     $359,116     $322,000
                                          ========     ========

     On July 26, 1994, the Company consummated a public offering relating to $100,000 aggregate principal amount of the Company's 12% Senior Notes ("12% Notes") and on July 28, 1995, the Company consummated a private placement offering of $200,000 principal amount 11 1/8% Senior Notes Due 2005 ("11 1/8% Notes") (which were subsequently exchanged for new 11 1/8% Notes which are not subject to transfer restrictions). Both Notes were issued pursuant to indentures by and among the Company and Guarantors, which are subsidiaries of the Company, and First Union National Bank of North Carolina, as Trustee. See
Note 25 for information concerning the Guarantors.

     In addition, both Note Indentures require the repayment of the Notes upon the occurrence of a change in control, as defined, at a repurchase price of 101% of the principal amount thereof plus accrued and unpaid interest, limit the issuance of new debt, preferred stock, as defined, and restrict the payment of dividends, distributions from subsidiaries and the sale of assets and subsidiary stock, as defined.

     The Notes are redeemable at the option of the Company, in whole or in part, at any time after July 15, 1999 for the 12% Notes or August 1, 2000 for the 11 1/8% Notes at the various redemption prices set forth in the Indentures relating to the Notes, plus accrued interest to the date of redemption. The 12% Notes mature on July 15, 2004, and the 11 1/8% Notes on August 1, 2005. Interest on both Notes is payable semiannually.

     The net proceeds from the sale of the 12% Notes of $94,300 were used to prepay all indebtedness outstanding under the Company's then existing bank credit agreement (approximately $51,100) and to pay certain trade payables that were incurred by the Company prior to its bankruptcy (approximately $31,000). The balance of the proceeds from the sale of the 12% Notes was used for general corporate purposes. The proceeds of $188,196 from the sale of the 11 1/8% Notes were utilized as part of the purchase price of the acquisition of Doehler-Jarvis, see Note 3.

        Contemporaneously with the sale of the 11 1/8% Notes, the Company and Guarantors (see Note 25) entered into a Revolving Credit Agreement, dated as of July 28, 1995 ("Chemical Agreement"), by and among the Company and Guarantors and Chemical Bank, as Agent, providing for up to $100,000 of working capital loans. Prior to entering into the Chemical Agreement, the Company terminated its existing revolving credit facility dated as of July 26, 1994. The termination of this agreement resulted in an extraordinary charge of $2,192, net of $1,200 of tax benefit, or $.32 per share. Borrowings under the Chemical Agreement had borne interest at a rate per annum equal to 1.75% plus the greater of (i) Chemical Bank's prime rate or (ii) Chemical Bank's CD rate plus 1% or (iii) Federal Funds effective rate plus 1/2 of 1% or (iv) Adjusted LIBOR plus 2.75%. The lenders under the Chemical Agreement were paid commitment fees at a rate of 0.5% per annum on unused commitments and letter of credit fees equal to 2.75% per annum of the total undrawn amount of outstanding letters of credit. The Company also paid commitment and other fees to the lenders and the Agents. On July 25, 1996, the Company entered into an agreement with its banks under the Chemical Agreement pursuant to which the banks waived certain covenants involving maintenance of financial ratios and other coverages effective June 30, 1996 through September 30, 1996. The Company had previously notified the banks that it was unable to comply with these covenants because it had experienced lower than expected operating performance. The new arrangements with the banks included, among other things, an effective increase in the applicable interest rate under the Revolving Credit Agreement by 2.0% per year, as well as a reduction of available inventory to be used in the borrowing base. As of June 30, 1996, the effect of the new arrangement was to reduce the inventory borrowing base from $13,000 to a maximum of $5,000. Effective September 2, 1996, inventory was eliminated from the borrowing base leaving accounts receivable as the basis upon which to borrow funds. In view of the Company's operating performance, new business and cost savings programs requiring capital expenditures of $28,000 during the first nine months of 1996, and the reduction of the inventory borrowing base by $8,000, the Company determined that additional short term liquidity was necessary. On August 2, 1996, the Company borrowed $7,000 under a $10,000 short term credit facility maturing on December 31, 1996, with its then existing banks. The short term credit facility was collateralized by the Company's machinery and equipment. The interest rate was 4% over the alternate base rate as defined. The Company paid a $1,000 facility fee on August 2, 1996. The Company repaid this short term loan on September 27, 1996. Borrowings under the Chemical Agreement amounted to $38,834 at September 30, 1996 and are classified as long-term based upon the refinancing discussed below. The interest rate was 12% at September 30, 1996. Outstanding letters of credit at September 30, 1996 amounted to $19,476 (principally standby).

     The Company and certain of its subsidiaries entered into a financing agreement dated as of October 4, 1996 with The CIT Group/Business Credit, Inc. ("Financing Agreement"), as a lender and as agent for a group of lenders. The Financing Agreement provides an aggregate credit line of up to $120,000, consisting of revolving loans and letters of credit of up to $90,000 of which up to $25,000 may be extended in the form of letters of credit (principally standby), and a $30,000 term loan facility. Revolving loans under the Financing Agreement are subject to the following borrowing base formula: 85% of eligible accounts receivable and a percentage varying from 25% to 50% of eligible inventory, limited to $20,000. The commitments under the revolving credit line terminate, and all amounts of revolving loans outstanding become due and payable on October 4, 1999. The term loans mature on October 4, 1999. As security for payment of revolving loans, letters of credit and other obligations, including the term loans and related guarantees, the Company and certain of its subsidiaries have granted to the lenders a security interest and general lien on present and future accounts receivable, inventories, bank accounts and certain general intangibles, together with proceeds thereof. As security for payment of the term loan and the guarantee thereof by the Company and each of its certain subsidiaries, a security interest and general lien on present and future acquired equipment and other pledged collateral, including the issued and outstanding shares of capital stock of certain of the Company's subsidiaries, have been granted to the lenders. The Company and each of its subsidiaries who are parties to the Financing Agreement have unconditionally and irrevocably guaranteed the obligations of each of the Companies under the Financing Agreement. If the Companies who are parties to the Financing Agreement terminate the agreement prior to October 4, 1997, the Companies must pay an early termination fee of approximately $900. The revolving loan under the Financing agreement has an interest rate equivalent to prime plus 1.5% per annum or at the Company's option, LIBOR, as defined, plus 3.5% per annum. The term loan has an interest rate equivalent to prime plus 1.75% per annum, and there is a 2% per annum charge on the face amount of each standby letter of credit. Further, the lenders receive a line of credit fee of .5% per annum on the unutilized portion of the revolving loans, together with certain fees as have been separately agreed upon. The Company also paid commitment and other fees which will be included in deferred debt expense. The Financing Agreement also contains quarterly covenants requiring the maintenance of a minimum amount of EBITDA and restricts amounts to be expended for capital expenditures and amounts of revolving loans available to finance capital expenditures. On October 4, 1996, the Company borrowed $38,273, under the Financing Agreement of which $30,000 was borrowed as term loans and $8,273 as revolving loans. In addition, an aggregate amount of $19,406 of letters of credit (principally standby) were considered outstanding under the revolving credit line. Contemporaneously with entering the new Financing Agreement, the Company terminated the Chemical Agreement, dated as of July 28, 1995. Proceeds from the new Financing Agreement were used to repay all outstanding loans under the Chemical Agreement.

     The Financing Agreement contains events of default which are usual and customary in transactions of this type, including, among other things, payment defaults in respect of the line of credit, cross-defaults to certain other indebtedness, breach of covenants or representations and warranties included in the Financing Agreement and related documents and the institution of any bankruptcy proceedings, subject, in certain instances, to specified grace and cure periods. Upon the occurrence and continuance of an event of default under the Financing Agreement, the Lenders may terminate their commitments to make loans and issue letters of credit thereunder, declare the then outstanding loans due and payable and demand cash collateral in respect of outstanding letters of credit.

     The Financing Agreement contains, among other things, covenants restricting (subject to the prior consent of the lenders) the ability of the Companies to sell or otherwise dispose of assets or merge, incur debt, pay dividends, repurchase or redeem capital stock and indebtedness, create liens, make certain investments or acquisitions, enter into transactions with affiliates and otherwise restricting corporate activities.

     The Industrial Revenue Bonds bear interest at an annual rate of 4.4% and mature in 2009.

     Machinery and equipment at September 30, 1996 and 1995 includes equipment held under capital leases with an acquisition cost of approximately $16,727 and $16,902, respectively, which arose principally through the acquisition of Doehler-Jarvis. The initial lease terms for such leases end December 2002 and September 2003. The leases are subject to renewal and the equipment under the leases may be purchased at the end of the leases at fair market value not to exceed 24% of the original cost. Accumulated amortization at September 30, 1996 and 1995 was $1,481 and $346, respectively.

     Approximate maturities of long-term debt are as follows:


                                                              LONG-TERM        CAPITAL
                                                                 DEBT          LEASES
                                                              ---------       --------
        Year ending September 30:
        -------------------------
        1997..........................................        $    ---        $ 2,817
        1998..........................................             ---          2,943
        1999..........................................             ---          3,382
        2000..........................................          38,834          3,443
        2001..........................................             ---          3,443
        Thereafter....................................         306,200          4,809
                                                              --------        -------
        Total.........................................        $345,034        $20,837
                                                              ========
        Less amounts representing interest............                          5,268
                                                                              -------
        Present value of future minimum lease payments                        $15,569
                                                                              =======

(10) ACCRUED EXPENSES

     Accrued expenses at September 30 are summarized as follows:


                                                        1996         1995
                                                      -------      -------
        Interest................................      $ 6,353      $ 6,353
        Salaries and wages......................       12,252       16,747
        Pension liabilities.....................        3,891        9,302
        Workers compensation and medical........       11,152       12,170
        Costs related to discontinued operations        6,830       10,483
        Tooling and maintenance costs...........        4,841        5,106
        Environmental...........................        6,075        4,818
        Post-retirement benefits................        3,300        3,327
        Other...................................       12,255       16,926
                                                      -------      -------
                                                      $66,949      $85,232
                                                      =======      =======

(11) OTHER LIABILITIES

     Other liabilities at September 30 are summarized as follows:


                                                  1996         1995
                                                -------       -------
        Pension liabilities .............       $ 3,887       $ 3,659
        Workers' compensation............         6,361         6,607
        Environmental....................         3,362         6,135
        Deferred taxes...................         1,352         3,037
        Tool and die replacement.........        10,008        11,000
        Other............................            --           737
                                                -------       -------
                                                $24,970       $31,175
                                                =======       =======

(12) OTHER (INCOME) EXPENSE, NET

     Other (income) expense, net includes the following:


                                                     1996       1995         1994
                                                     ----       ----         ----
        Write-down and disposal of assets no
        longer required in operations...........    $2,053     $   461      $ 1,409
        Various EPA and other litigation matters        --          --         (850)
        Interest income.........................      (220)     (2,453)      (1,389)
        Other, net..............................      (295)        203          298
                                                    ------     -------      -------
                                                    $1,538     $(1,789)     $  (532)
                                                    ======     =======      =======

(13) INCOME TAXES

     Provision for income tax expense for continuing operations consisted of the following:


                               1996        1995            1994
                               ----        ----            ----
        Federal..........     $  ---     $ 6,650(a)       $5,387(b)
        Puerto Rico......        ---         440           1,186
        Foreign and other      3,196       4,476           2,963
                              ------     -------          ------
                              $3,196     $11,566          $9,536
                              ======     =======          ======

----------
(a) Includes a tax allocation aggregating $6,185 for goodwill, exercise of stock options, and extraordinary item.
(b) Includes a tax allocation between continuing and discontinued operations of $4,962.

     Deferred income taxes result from temporary differences in the recognition of revenue and expense for tax and financial statement purposes. The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at September 30, 1996 and 1995 are as follows:

     Deferred tax assets:


                                                                          1996           1995
                                                                          ----           ----
        Net operating loss carry forwards........................       $ 72,160       $ 54,659
        Pension and postretirement benefits obligations..........         37,676         38,233
        Reorganization items capitalizable for tax purposes......          4,100          4,100
        Reserves and accruals not yet recognized for tax purposes         36,078         48,081
                                                                        --------       --------
        Total....................................................        150,014        145,073
        Less valuation allowance.................................         95,956         86,509
                                                                        --------       --------
        Total deferred tax assets................................       $ 54,058       $ 58,564
                                                                        ========       ========

     The Company believes it will more likely than not be able to realize its net deferred tax assets of $54,058 by offsetting it against deferred tax liabilities related to existing temporary differences that would reverse in the carry forward period. The Company has established a valuation allowance for certain of its gross deferred tax assets which exceed such deferred tax liabilities.

     The change in the valuation allowance in 1996 and 1995 primarily represents recognition of the deferred tax asset related to reserves and accruals not yet recognized for tax purposes.

     Deferred tax liabilities:


                                          1996         1995
                                         -------      -------
     Depreciation..................      $54,794      $59,572
     Other.........................          616        2,029
                                         -------      -------
     Total deferred tax liabilities      $55,410      $61,601
                                         =======      =======

     The net deferred tax liabilities of $1,352 and $3,037 are included in other liabilities in the consolidated balance sheets at September 30, 1996 and 1995, respectively.

     The following reconciles the statutory federal income tax expense (benefit), computed at the applicable federal tax rate, to the effective income tax expense:


                                                     1996          1995          1994
                                                     ----          ----          ----
Tax expense (benefit) at statutory rate......      $(20,305)     $ 7,238        $ 9,171
State income taxes, net of federal benefit...           736          298            ---
Benefit of Puerto Rico tax exemption.........           ---         (226)        (1,406)
Permanent differences arising in connection
with businesses acquired or reorganization...         3,737        1,039            554
Other permanent differences..................           115          467            ---
Amount for which no tax benefit is
recognized...................................        17,837          ---            ---
Foreign taxes in excess of U.S. rates........           318        2,353            593
Other........................................           758          397            624
                                                   --------      -------        -------
Actual tax expense from continuing operations      $  3,196      $11,566        $ 9,536
                                                   ========      =======        =======

     At September 30, 1996, the Company had available net operating loss carryforwards and general business tax credits of approximately $180,000 and $1,300, respectively, for Federal income tax purposes. These carry-forwards expire in the years 2002 through 2011. The carryforwards are subject to annual utilization limitations under Internal Revenue Code Section 382, due to the change in ownership arising from the conversion of debentures into stock of the post-confirmation Company and the acquisition of Doehler-Jarvis. The utilization of the carryforwards is limited to approximately $11,000 and $6,000 per tax year, respectively, until fully utilized. The unused portion of the Company and Doehler-Jarvis annual limitations at September 30, 1996 is approximately $26,000 and $7,000 which may be carried forward and utilized in subsequent years.

(14) RELATED PARTY TRANSACTIONS
     Pursuant to the Management and Option Agreement, dated as of August 16, 1993, as Amended and Restated as of August 16, 1994, August 16, 1995 and August 16, 1996, between the Company and Anchor (the "Agreement"), Anchor has agreed to provide the management services and expertise of Mr. Vincent J. Naimoli to serve the Company and manage its operations and business through the date that is the third anniversary of the date that either the company or Anchor shall have notified the other in writing that the term of the Agreement shall terminate. During such period, Mr. Naimoli will be nominated and appointed to serve as the Company's Chairman of the Board of Directors, Chief Executive Officer and President. The Agreement provides that Mr. Naimoli may devote his time to businesses and affairs unrelated to the Company, so long as it does not materially interfere with his performance thereunder.

        For the term of the Agreement, Anchor will be paid $83 per month. In addition, Anchor is to be paid certain bonus amount based upon the Company's operating performance for fiscal 1997 and thereafter. Salary and bonus for 1995 was limited to a maximum of $2,013, which was earned in 1995 and no bonus was earned in 1996. In 1994, there was no maximum limitation and Anchor earned $3,849. See Note 22 for stock options. The bonus to be paid to Anchor for fiscal 1997 will be triggered if for such 1997 fiscal year the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") equals or exceeds $82,000, and in such event, the Company is to pay to Anchor a bonus in respect of such 1997 fiscal year equal to the sum of (a) $500 plus (b) 5% of the amount, if any, by which EBITDA exceeds $82,000 plus (c) an additional 5% of the amount, if any, by which such EBITDA exceeds the sum of
(x) $82,000 plus (y) $10,000. For the fiscal year ended September 30, 1997, the total compensation and bonus paid by the Company to Anchor pursuant to the Agreement is limited to a maximum of $2,400. Following fiscal 1997, the parties are to negotiate with respect to a cap on the total compensation and bonus to be paid by the Company to Anchor for Anchor's performance for each fiscal year following the 1997 fiscal year commensurate with Mr. Naimoli's then duties and responsibilities at the Company, provided, however, that the cap is inapplicable in determining the amount, if any, that is to be paid under the provisions of the Agreement relating to termination. Anchor and Mr. Naimoli will be reimbursed for all reasonable out-of-pocket expenses incurred with respect to Mr. Naimoli's performance under the Management and Option Agreement and for all expenses incurred in connection with the defense or enforcement thereof. Anchor and Mr. Naimoli are generally entitled to indemnification from the Company for all activities related to the Management and Option Agreement.

     Upon a sale by the Company of one or more of its operating units in a transaction or series of transactions not constituting a Change in Control (as defined), the Company is to pay to Anchor such additional compensation as the Compensation Committee of the Company's Board of Directors may determine.

     Pursuant to the Management and Option Agreement, and subject to applicable law, Mr. Naimoli and his dependents are entitled to receive the same benefits as are available to senior executive officers under the Company's employee benefit plans. Effective January 1, 1995, Mr. Naimoli entered into a Nonqualified Retirement Benefit Agreement with the Company which provides that he is to receive benefits equal to the total monthly retirement income that would be payable to him from the combination of the Harvard Retirement Plan, the Harvard

Nonqualified Additional Credited Service Plan and the Harvard Nonqualified ERISA Excess Benefit Plan as if he were an employee eligible to receive benefits under such Plans. For this purpose, the calculation of benefits shall consider as service with the Company all periods during which Mr. Naimoli rendered services to the Company under the Management and Option Agreement.
The period for which Mr. Naimoli rendered services to the Company is defined as beginning on November 1, 1991, the date he commenced providing services to Doehler-Jarvis, Inc. The benefits so payable are to be paid in the form of a monthly retirement income under the payment options available to Mr. Naimoli. The options that would be so available to him, would be those available if he were a participant in such Plans, and may include benefits to his selected beneficiaries. The Nonqualified Retirement Benefit Agreement provides that if Mr. Naimoli's services terminate within two years following a change in control of the Company (as defined in the Management and Option Agreement), he is to receive the benefits thereunder within 30 days of such termination in a lump sum cash payment equal to the "actuarial equivalent" of the benefits he would have received under such Agreement. Under the Management and Option Agreement, as restated as of August 16, 1995, Mr. Naimoli is given during the term of the Agreement, medical and dental insurance benefits for both his family and him on the terms and with the benefits as are from time-to-time provided to other senior executive officers, provided however, that such benefits are without cost to Mr. Naimoli and his family. Moreover, such Agreement requires the Company to purchase and maintain during Mr. Naimoli's life, a life insurance policy on his life in the face of amount $2,000, of which Mr. Naimoli's beneficiaries are entitled to receive the benefit proceeds.

     In the event of voluntary termination of the Agreement by the Company, or if Anchor provides notice, during the period beginning on the 30th day following and ending on the 90th day following the occurrence of a Change in Control (as defined), that it intends to terminate the Agreement, the Company is to pay to Anchor a lump sum cash payment equal to (a) the number 3 multiplied by (b) the sum of (1) the highest annual compensation in effect under the Agreement during the one-year period preceding the occurrence of the Change in Control and (2) the average amount earned under the Agreement's bonus provisions during the three years preceding the occurrence of the Change in Control and continue to provide Anchor and Mr. Naimoli with all of the other benefits that Anchor and Mr. Naimoli would otherwise be entitled to pursuant to the terms of the Agreement, including, without limitation, the stock options granted under the Agreement.

     The Management and Option Agreement may be terminated voluntarily by either Anchor or the Company for "cause" (as defined in the Agreement) or upon Mr. Naimoli's death or disability.

     The Management and Option Agreement provides for severance benefits to be payable to Anchor in the event of the termination of the Agreement under specified circumstances.

     Pursuant to a Registration Rights Agreement, dated as of August 16, 1993, as amended as of August 16, 1994, Anchor has been granted certain registration rights in respect of the common stock issuable upon exercise of stock options, including, at the Company's cost, up to one requested registration of such shares after November 30, 1996, provided at least 5.0% of the outstanding shares of the Company as of August 16, 1993 are included in such registration, and such shares may not be otherwise freely sold. In addition, the Registration Rights Agreement grants certain other incidental registration rights to Anchor.

     Mr. Naimoli, beneficially owned, through Anchor, 2,800.28 shares of the common stock and 413.9987 shares of the preferred stock of Doehler-Jarvis (representing 13.4% and 2.6%, respectively, of the shares of common stock and preferred stock of Doehler-Jarvis outstanding immediately prior to the acquisition). In addition, Mr. Naimoli directly owned $300 principal amount of 11 7/8% Notes and, through Anchor, indirectly owned $500 principal amount of 11 7/8% Notes of Doehler-Jarvis immediately prior to the acquisition. Upon consummation of the acquisition, Anchor received approximately $11,700 in the aggregate in exchange for its equity ownership in Doehler-Jarvis. In connection with a tender offer by the Company for the 11 7/8 Notes of Doehler-Jarvis, Mr. Naimoli and Anchor received approximately $875 in the aggregate in consideration of their consent to the amendments to the 11 7/8% Notes Indenture and tender of their 11 7/8% Notes, plus accrued interest to the date of repurchase.

     Mr. Naimoli and members of his immediate family and affiliated entities beneficially own an aggregate of $2,525 principal amount of the Company's 12% Notes due 7/15/04 and $50 principal amount of the Company's 11% Notes due 8/1/05.

     Mr. Naimoli is a principal stockholder of Nice and Easy Travel & Co., Inc. ("Nice and Easy"), a travel agency, which agreed to act as exclusive travel agent and to arrange travel services in such capacity for the Company and its employees and representatives, beginning in December 1994. Nice and Easy presently occupies approximately 375 square feet of space from the Company on a rent-free basis. It has been agreed that with respect to travel services rendered to the Company by Nice and Easy, the latter rebates to the Company five percent through February 10, 1995 and three percent thereafter of annual billings to the Company for travel business. During the years ended September 30, 1996, 1995 and 1994, Nice and Easy billed the Company, $1,130, $994 and $102, respectively for travel services and rebated $34 and $31 to the Company in 1996 and 1995, respectively.

     In October 1995, the Board of Directors of the Company approved the lease of a private suite at the Tropicana Field in St. Petersburg, Florida for Tampa
Bay Devil Rays baseball.   Mr. Naimoli is the Managing General Partner of Tampa
Bay Devil Rays, Ltd. It is contemplated that the Company will lease the suite for the period of five years at an annual rental of $60, plus increases provided by the Consumer Price Index without premium. In addition, a license fee of $25 was paid representing a security deposit of $20, and the balance as an initial non-refundable payment. Any unused portion of the security deposit is to be returned at the end of the lease term. An additional $25 payment was made in June 1996. Management has agreed with two other partners to share in the cost of the suite, thereby reducing the suite cost to $20 per annum. In connection with the transaction, the Board determined that the transaction was fair and on terms comparable to those which would be obtained from a third party in an arm's-length transaction.

     The Blackstone Group L.P., an investment banking firm of which Mr. Hoffman, a Director of the Company, is a partner, invoiced the Company for $1,941 in 1995 for financial advice rendered in developing the Company's bid for Doehler-Jarvis. The Company paid to The Blackstone Group L.P. an upfront fee of $75 and has agreed to pay additional fees for financial advice rendered in structuring alternatives to enhance shareholder value and to pay designated success fees in the event such alternatives are effected and consummated successfully.

     Directors who are not employees of the Company receive compensation at the rate of $25 per annum plus $1 for attendance at each meeting of the Company's Board of Directors and $1 for each meeting of the Audit Committee and Compensation Committee they attend. Effective September 30, 1996, 25% or more of such amounts are being paid in common stock of the Company. Mr. Naimoli is not separately compensated for serving as a Director of the Company.

(15) COMMITMENTS AND CONTINGENT LIABILITIES

ENVIRONMENTAL MATTERS

     The Company's operations are subject to extensive and rapidly changing federal and state environmental regulations governing waste water discharges and solid and hazardous waste management activities. The Company is a party to a number of matters involving both Federal and State regulatory agencies relating to environmental protection matters, some of which relate to waste disposal sites including Superfund sites. The most significant site is the Alsco-Anaconda Superfund Site (the "Site") (Gnadenhutten, Ohio).

     Under arrangements between the Company and the Atlantic Richfield Company, ("ARCO"), the current owner of the Site, each has accepted that it is a PRP with respect to the Site, but the Company maintains that under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") its responsibility is limited to waste actually produced and deposited on the Site during its period of ownership (1965-1971). Although it is not possible to definitively determine the Company's ultimate exposure, management believes that the Company's obligations will likely be limited to those accepted under the settlement agreement with ARCO described below, which settlement was based upon an allocated percentage of total anticipated remediation costs, which as alleged by ARCO, will aggregate approximately $19,000 to $21,500. On

January 16, 1995, the Company and ARCO entered into a settlement agreement which calls for the Company to pay ARCO $6,250 as its share of up to $25,000 of the cleanup and other environmental costs at the Site in twenty equal quarterly installments which commenced January 1, 1995, including interest of 9% beginning on that date. In return for this payment, ARCO has assumed responsibility for cleanup activities at the Site and is obligated to indemnify the Company for any environmental claims below the cap. If the cleanup costs exceed $25,000, the parties will be in the same position as if the litigation was not settled. Upon execution of the settlement agreement, the matter was approved by the Delaware Bankruptcy Court.

     The Company's Harman subsidiary has been named as one of several PRPs by EPA pursuant to CERCLA concerning environmental contamination at the Vega Alta, Puerto Rico Superfund site (the "Vega Alta Site"). Other named PRPs include subsidiaries of General Electric Company ("General Electric"), Motorola, Inc. ("Motorola"), and The West Company, Inc. ("West Company") and the Puerto Rico Industrial Development Corporation ("PRIDCO"). PRIDCO owns the industrial park where the PRPs were operating facilities at the time of alleged discharges. Another party, Unisys Corporation, was identified by General Electric as an additional PRP at the Superfund Site as a successor to the prior operator at one of the General Electric facilities. Unisys Corporation was not initially designated as a PRP by EPA, although it was named as a PRP in conjunction with the settlement proceedings and consent decree discussed below.

     There are currently two phases of administrative proceedings in progress. The first phase, involves a Unilateral Order by EPA that the named PRPs implement the Vega Alta Site remedy chosen by EPA, consisting of the replacement of the drinking water supply to local residents and installation and operation of a groundwater treatment system to remediate groundwater contamination. In addition, EPA sought recovery of costs it had expended at the Vega Alta Site.

     Motorola, West Company and Harman completed construction of the EPA remedy pursuant to a cost-sharing arrangement. As of September 30, 1996, Harman's remaining share of costs incurred by the other two PRPs pursuant to this cost-sharing arrangement is approximately $360, including reimbursement of the other two PRP's for the construction cost of the treatment system. Pursuant to the Company's Plan, Harman began payment against these obligations (the "Plan Amounts") in 1995.

     Effective June 30, 1993, the PRPs reached a settlement among themselves. Harman, together with Motorola and West Company, completed the agreed-upon work for the first phase of administrative proceedings, as outlined above, which includesd final construction and initial testing of the cleanup system. In addition, Harman, Motorola and West Company each agreed to pay General Electric the sum of $800 in return for General Electric's agreement to assume liability for, and indemnify and hold Harman and the others harmless against, EPA's cost recovery claim, to undertake operation and maintenance of the cleanup system and to construct, operate and maintain any other proposed system that may be required by EPA, and to conduct any further work required concerning further phases of work at the Vega Alta Site. Harman's settlement payment to General Electric is being made in 20 equal quarterly installments, which commenced in January 1995, with 9% interest per annum. Harman, West Company and Motorola retained liability for any cleanup activities that may in the future be required by EPA at their respective facilities due to their own actions, for toxic tort claims and for natural resource damage claims. In light of the settlement, Harman, Motorola and West Company stipulated with the EPA to liability at the Vega Alta Site. In the suit by the United States, a consent decree among all of the PRPs and the United States was fully executed by all parties, and was entered by the federal district court, finally resolving the cost recovery litigation.

     Pursuant to a letter dated January 31, 1994 and subsequent notices since that date, Harman and the other PRPs have been put on notice of potential claims for damages, allegedly suffered by the owners and operators of farms located in the vicinity of the Vega Alta Site. If Harman were to be found liable in any future lawsuit, some of the alleged damages (e.g., personal injury, property and punitive damages) would not be covered by the settlement agreement with General Electric. In a letter to General Electric's counsel, counsel for the owners and operators alleged estimated losses of approximately $400,000 "based primarily on lost income stream," purportedly based on certain assumptions concerning the value of the property, its potential for development and groundwater contamination issues. At this time, however, Harman has no information that would support such unindemnified claims, and believes the claims to be speculative.

     By letter dated June 4, 1996, the American Littoral Society ("ALS"), a public interest group operated through the Environmental Law Clinic of the Widener University School of Law, sent a notice letter to the Company pursuant to the Clean Water Act threatening suit based on past and anticipated future discharges to the Schuykill River in excess of the limits established in the National Pollutant Discharge Elimination System permit ("NPDES") for the Pottstown, Pennsylvania plant. Doehler-Jarvis' Pottstown plant has been and is currently operating under an expired but still effective NPDES permit. The plant's wastewater treatment system (or use "equipment") is not capable of achieving routine compliance with certain discharge limitations, including limits for phenol, oil, grease and total dissolved solids. The Pottstown plant has been attempting to solve this problem by arranging to convey its effluent to the Pottstown Public Owned Treatment Works ("Pottstown POTW"). This effort has been hampered by West Pottsgrove township, since the plant's effluent must flow through a short section of the township's sewer lines in order to be conveyed on to the Pottstown POTW. The township has been withholding permission to send the plant's effluent through a short section of its sewer line even though the Pottstown POTW is willing to accept the effluent. Potential penalties under the Clean Water Act could be several million dollars. The Company is holding discussions with the ALS in hopes of settling this matter short of litigation.

     Based on a letter from the ALS dated September 30, 1996, the total number of violations approximate 8,200 occasions and the Clean Water Act authorizes penalties of up to $25 per violation. The Company expects to settle this claim for an amount significantly less than the alleged violations would indicate and have provided for this settlement as part of accrued environmental costs at September 30, 1996.

     As of September 30, 1996, and in addition to the above matters, the Company has received information requests, or notifications from EPA, state agencies, and private parties alleging that the Company is a PRP pursuant to the provisions of CERCLA or analogous state laws; or is currently participating in the remedial investigation or closure activities; at 23 other sites (including 8 sites with respect to Doehler-Jarvis). In accordance with the Company's policies and based on consultation with legal counsel, the Company has provided environmental related accruals of $9,437 as of September 30, 1996. The Company believes that it will be entitled to receive approximately $313 of these expenditures from proceeds of insurance and such amount has been recorded in other assets at September 30, 1996. Furthermore, the Company does not expect to use a material amount of funds for capital expenditures related to currently existing environmental matters. Various environmental matters are currently being litigated, however, and potential insurance recoveries, other than those noted, are unknown at this time.

     While it is not feasible to predict the outcome of all pending environmental suits and claims, based on the most recent review by management of these matters and after consultation with legal counsel, management is of the opinion that the ultimate disposition of these matters will not have a material effect on the financial position or results of operations of the Company.

LEGAL PROCEEDINGS
     In June 1995, a group of former employees of the Company's subsidiary, Harman Automotive-Puerto Rico, Inc., commenced an action against the Company and individual members of management in the Superior Court of the Commonwealth of Puerto Rico seeking approximately $48,000 in monetary damages and unearned wages relating to the closure by the Company of the Vega Alta, Puerto Rico plant previously operated by such subsidiary. Claims made by the plaintiffs in such action include the following allegations: (i) such employees were discriminated against on the basis of national origin in violation of the laws of Puerto Rico in connection with the plant closure and that, as a result thereof, the Company is alleged to be obligated to pay unearned wages until reinstatement occurs, or in lieu thereof, damages, including damages for mental pain and anguish; (ii) during the years of service, plaintiffs were provided with a one-half hour unpaid meal break, which is alleged to violate the laws of Puerto Rico, providing for a one-hour unpaid meal break and demand to be paid damages and penalties and request seniority which they claim was suspended without jurisdiction; and (iii) plaintiffs were paid pursuant to a severance formula that was not in accordance with the laws of Puerto Rico, which payments were conditioned upon the plaintiffs executing releases in favor of the Company, and that, as a result thereof, they allege that they were discharged without just cause and are entitled to a statutory severance formula.

     The Company is also a party to various claims and routine litigation arising in the normal course of its business. Based on information currently available, management of the Company believes, after consultation with legal counsel, that the result of such claims and litigation, except for the uncertainties related to ESNA discussed in Note 4, will not have a material effect on the financial position or results of operations of the Company.

(16) LEASES
     Rent expense under operating leases, consisted of the following:

                             1996         1995        1994
                             ----         ----        ----
          Rent expense      $3,340       $2,033      $1,871

     The following is a schedule of future annual minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of September 30, 1996.

         YEARS ENDING SEPTEMBER 30
         -------------------------
         1997.....................     $2,000
         1998.....................     $1,800
         1999.....................     $  700
         2000.....................     $  450
         2001.....................     $  350
         Thereafter...............     $  -0-

(17) RETIREMENT PLANS
     The Company sponsors various defined benefit pension and savings (principally 401(k)) plans covering substantially all employees. Expense under these plans amounted to $4,355 in 1996, $4,255 in 1995 and $5,188 in 1994. The Company annually contributes to the pension plans amounts that are actuarially determined to provide the plans with sufficient assets to meet future benefit payment requirements. The Company contributes to the savings plans amounts that are directly related to employee contributions.

     The Company sponsors a defined benefit pension plan covering all non-bargaining unit employees. The annual benefits payable under this plan to a covered employee at the normal retirement age (age 65) are 1% of the first $9 of the employee's career average annual earnings, as defined in the plan, plus 1 1/2% of annual earnings in excess of $9 multiplied by the number of years of service. Substantially all of the other defined benefit pension plans the Company sponsors provide benefits of a stated amount for each year of service.

     In addition, the Company participates in several multi-employer pension plans for the benefit of certain union members. The Company's contributions to these plans amounted to $500 in 1996, $588 in 1995 and $391 in 1994.

Under the Multi-Employer Pension Plan Amendments Act of 1980, if the Company were to withdraw from these plans or if the plans were to be terminated, the Company would be liable for a portion of any unfunded plan benefits that might exist. Information with respect to the amount of this potential liability is not available.

     Pension expense for all of the Company's defined benefit pension plans consisted of the following:

                                                       1996        1995         1994
                                                       ----        ----         ----
       Benefit earned...........................     $ 2,865      $ 2,315     $ 3,641
       Interest on projected benefit obligations       8,445        7,068       6,339
       Actual return on assets..................      (8,315)      (9,025)       (840)
       Net amortization and deferral............         557        3,186      (4,602)
                                                     -------      -------     -------
                                                     $ 3,552      $ 3,544     $ 4,538
                                                     =======      =======     =======

     The following summarizes at September 30, the funded status of the defined benefit plans that the Company sponsors and the related amounts recognized in the Company's consolidated balance sheets together with the assumptions utilized.



                                                                  1996                                  1995
                                                  -----------------------------------     ---------------------------------
                                                  Assets Exceed          Accumulated      Assets Exceed        Accumulated
                                                   Accumulated             Benefits        Accumulated          Benefits
                                                     Benefits           Exceed Assets        Benefits         Exceed Assets
                                                     --------           -------------        --------         -------------
     Actuarial present value of accumulated
     benefit obligations:
       Vested................................        $   74,873            $   22,061         $  54,799          $   33,570
       Non-vested............................             3,482                 3,301             3,114               5,013
                                                     ----------            ----------         ---------          ----------
       Accumulated benefit obligations.......            78,355                25,362            57,913              38,583
       Effects of salary progression.........             3,113                   104             4,948                 118
                                                     ----------            ----------         ---------          ----------
       Projected benefit obligations.........            81,468                25,466            62,861              38,701
                                                     ----------            ----------         ---------          ----------
     Plan assets:
       Stocks................................            36,284                 8,189            23,464               9,861
       Bonds.................................            34,694                 5,743            24,375              10,724
       Other.................................            12,242                 3,860            10,961               5,358
                                                     ----------            ----------         ---------          ----------
                                                         83,220                17,792            58,800              25,943
                                                     ----------            ----------         ---------          ----------
     Plan assets over (under) projected
     benefit obligations.....................             1,752                (7,674)           (4,061)            (12,758)
     Minimum liability recognized............                --                (1,933)               --              (1,989)
     Net loss not recognized.................             7,456                 1,575             7,352               1,746
     Prior service cost......................               338                   254                99                 222
                                                     ----------            ----------         ---------          ----------
     Pension assets (liability) recognized.          $    9,546            $   (7,778)        $   3,390          $  (12,779)
                                                     ==========            ==========         =========          ==========
     Assumptions used:
       Discount rate.........................              8.5%                  8.5%               8.5%               8.5%
       Rate of return on assets..............              9.5%            8.5 - 9.5%               9.5%               9.5%
       Salary progression rate...............        4.0 - 5.0%            4.0 - 5.0%         4.0 - 5.0%         4.0 - 5.0%

     The Company entered into a Settlement Agreement (the "Settlement Agreement"), dated as of July 26, 1994, with the Pension Benefit Guaranty Corporation (the "PBGC") pursuant to which the Company agreed to make contributions to certain of its underfunded pension plans. These contributions will be in addition to the minimum statutory funding requirements with respect to such plans. Pursuant to the Settlement Agreement, the Company made additional contributions to its underfunded pension plans in an amount aggregating $6,000 on August 2, 1994 and $1,500 quarterly thereafter through September 30, 1996 and is obligated to make quarterly payments of $1,500 quarterly through and including September 30, 1997. The Settlement Agreement, among other things, includes a covenant restricting the Company's ability to redeem the PIK Preferred Stock and a covenant not to create or suffer to exist a lien upon any of its assets to secure both the 12% and 11% Senior Notes unless contemporaneously therewith effective provision is made to equally and ratably secure the Company's potential "unfunded benefit liabilities" (as defined in Section 4001(a)(18) of the Employee Retirement Income Security Act). The Settlement Agreement also provides that with respect to any unpaid contributions under the agreement (including any accelerated amounts), the PBGC's remedies include the imposition of a lien to secure such unpaid contributions similar to the lien to which a plan is entitled under Section 412(n) of the Internal Revenue Code with respect to unpaid minimum statutory contributions.

(18) POSTRETIREMENT BENEFITS OTHER THAN PENSIONS
     Certain of the Company's subsidiaries provide postretirement health care and life insurance benefits for all salaried and for hourly retirees of certain of its plants. The obligation, as of September 30, 1996 and 1995 was determined by utilizing a discount rate of 8 1/2% and a graded medical trend rate projected at annual rates ranging ratably from 13% in 1993 to 5% through the year 2000.

     Since the Company does not fund postretirement benefit plans, there are no plan assets. Net periodic postretirement benefit cost at September 30 is comprised of the following:


                                                            1996        1995        1994
                                                            ----        ----        ----
       Service cost..................................     $ 1,595      $1,009      $1,043
       Interest on accumulated postretirement benefit
       obligation....................................       7,196       5,724       4,696
       Net amortization and deferral.................        (493)         --          --
                                                          -------      ------      ------
                                                          $ 8,298      $6,733      $5,739
                                                          =======      ======      ======

     The accumulated postretirement benefit obligation at September 30, 1996 and 1995 consisted of the following:


                                                             1996        1995
                                                           --------    --------
        Retirees......................................     $ 38,547    $ 46,875
        Fully eligible active plan participants.......       21,305      21,361
        Other active plan participants................       30,745      31,947
                                                           --------    --------
        Accumulated postretirement benefit obligation.       90,597     100,183
        Unrecognized net (loss) gain..................       14,167      (1,214)
                                                           --------    --------
        Accrued postretirement benefit cost...........      104,764      98,969
        Included in accrued expenses..................        3,300       3,327
                                                           --------    --------
        Non-current postretirement benefit obligations     $101,464    $ 95,642
                                                           ========    ========

     The effect of a 1% annual increase in the assumed cost trend rates discussed above would increase the accumulated postretirement obligation at September 30, 1996 by approximately $12,509, and would increase the aggregate of the service and interest cost components by approximately $1,316.

(19) PAY-IN-KIND EXCHANGEABLE PREFERRED STOCK
     Under its Certificate of Incorporation, the PIK Preferred Stock on liquidation, winding up and dissolution ranks senior to Common Stock and has a liquidation preference of $25.00 per share, plus accrued and unpaid dividends, before any distribution or payment is made to the holders of Common Stock. There are 12,000,000 shares authorized and 4,609,987 and 4,035,000 shares issued and outstanding in 1996 and 1995, respectively.

     The PIK Preferred Stock holders are entitled to cumulative dividends at the rate per annum of $3.5625 per share, payable at the Company's option in cash or in additional shares of PIK Preferred Stock at the rate of 0.1425 share of PIK Preferred Stock for each share of PIK Preferred Stock outstanding. See
Note 9 for restriction on paying cash dividends.

     On September 30, 1996 and 1995, the Company paid the annual dividend on PIK Preferred Stocks by issuing 574,987 and 503,271, respectively, of additional shares of PIK Preferred Stock. The Company recorded an increase of $14,844 and $12,582 in 1996 and 1995, respectively, in its PIK Preferred Stock and a corresponding deduction in additional paid-in-capital to recognize such dividend and the accretion of the related difference between the fair value of such stock at August 23, 1992 and redemption value.

     On September 30, 1994, the Company redeemed an aggregate of $10,000 (400,000 shares) of the PIK Preferred Stock and on June 30, 1995, the Company redeemed 542,209 shares of PIK Preferred Stock which together with accrued dividends aggregated $15,000.

     On November 16, 1998, the Company is required to redeem all shares of PIK Preferred Stock outstanding at the liquidation preference price which is estimated to be $153,000. If the Company fails to redeem the PIK Preferred Stock on such date, or otherwise fails to pay a dividend payment, then the number of directors constituting the Board shall be increased by two (2) and the outstanding shares of PIK Preferred Stock shall vote as a class, with each share entitled to one vote, to elect two (2) Directors to fill such newly created directorships so long as such failure continues. Due to such mandatory redemption requirements, the PIK Preferred Stock is not reflected as part of common shareholders' equity. Such stock was valued at fair value as of August 23, 1992, including the fair value of accrued dividends from October 1, 1991. Such carrying value has been increased by a periodic accretion between fair value and redemption value.

     The Company, at the option of the Board, may redeem, in whole or in part, shares of PIK Preferred Stock at the liquidation preference per share price plus all accrued and unpaid dividends on such shares, at any time prior to the redemption date (subject to PBGC restrictions and Financing Agreement). So long as shares of PIK Preferred Stock are outstanding, the Company shall not declare dividends on the Common Stock or any other securities junior to the PIK Preferred Stock or repurchase any of such shares.

     The Company may, at its option, at any time, exchange the Company's 14 1/4% Subordinated Notes due November 16, 1998, if such securities are issued by the Company, for all of the PIK Preferred Stock. Holders thereof will be entitled to receive $25 principal amount of Notes for each share of PIK Preferred Stock held by them at the time of exchange and each share of PIK Preferred Stock accrued as a dividend on such shares of PIK Preferred Stock on the date of exchange, up to but not including the date of exchange.

     So long as any shares of PIK Preferred Stock are outstanding, the Company shall not issue any shares of preferred stock which (i) specify a dividend rate in excess of 14 1/4% of the liquidation preference of such preferred stock,
(ii) may be redeemed or are subject to sinking fund requirements which must be satisfied prior to the redemption or repurchase of all outstanding shares of PIK Preferred Stock, (iii) have a mandatory redemption date prior to January 1, 1999, or (iv) rank senior to the PIK Preferred Stock or, unless the net proceeds of the issuance of the preferred stock are used to redeem or repurchase PIK Preferred Stock or Exchange Notes, rank pari passu with the PIK Preferred Stock, with respect to dividend rights and rights on liquidation, winding up and dissolution.

(20) PREFERRED STOCK
     The Board is expressly authorized in the Certificate of Incorporation (without action by the shareholders), to provide for the issuance of all or any shares of the preferred stock in one or more classes or series, and to fix for each such class or series such voting powers, and such designations, preferences and rights as the Board by resolution shall express and as permitted by the General Corporation Law of the State of Florida.

     There are no present plans for issuance of any shares of preferred stock. When and if any shares of preferred stock are issued, certain rights of the holders thereof may affect the rights of the holders of the Common Stock and PIK Preferred Stock. See Note 19 for restrictions upon the issuance of shares of preferred stock so long as shares of PIK Preferred Stock are outstanding.

     On October 18, 1994, the Board of Directors of the Company adopted a Shareholder Rights Plan ("Plan") which contemplates the issuance of preferred stock purchase rights to the holders of the Company's Common Stock of record as of October 21, 1994. As a result, there are 500,000 shares of Series A, Junior Preferred Stock, par value $.01 per share, authorized.

     The Plan calls for holders of the Company's Common Stock to receive, in the form of a dividend, one Right for each share of Common Stock held as of the above record date. The Plan, which is intended to deter coercive takeover tactics, prevents a potential acquirer from gaining control of the Company without offering a fair price to all holders of Common Stock. The Rights expire on October 31, 2004.

     Each Right issued will, initially, entitle shareholders to buy one one-hundredth of a share of newly authorized preferred stock of the Company for $64. However, the Right will be exercisable only if a person or group (other than shareholders owning at least 10 percent but less than 20 percent of the Company's Common Stock outstanding on the date the Board of Directors authorizes the dividend) acquires beneficial ownership or commences a tender or exchange offer that will result in that person or group becoming a beneficial owner of 26 percent-or-more of the Company's Common Stock.

     Initially, each Right not owned by a 15-percent-or-more shareholder or related parties will entitle its holder to purchase one share of the Company's preferred stock at $64 or whatever is the then-current exercise price of the Rights.

     Upon the occurrence of certain events, the Right can be used to purchase shares of the Company's Common Stock, or under certain circumstances to be determined by the Board of Directors, for cash, other property, or securities with a value of twice that of the Rights current price.

     In addition, if after any person or group has become a 15 percent-or-more shareholder, the Company is involved in a merger or other business combination with another person in which the Company does not survive, or in which the Common Stock is changed or exchanged, or the Company sells 50 percent or more of its assets or earning power to another person, each Right will then entitle its holder to purchase -- at the Right's then-current price -- common stock of such other person having a value equal to twice the Right's price.

     In the event of a tender or exchange offer for all outstanding shares of the Company that is approved by a majority of the Board's independent Directors -- those not affiliated with any 15 percent-or-more shareholder -- the provision relating to 15 percent-or-more beneficial ownership of the Company's shares will not apply.

     The Company will, generally, be entitled to redeem the Rights for $0.01 per Right at any time until 10 days -- subject to extension -- following a public announcement that a 15 percent position has been acquired. The Preferred Stock Purchase Rights have been registered with the Securities and Exchange Commission on Form 8-A.

(21) COMMON STOCK
     Dividends on the Common Stock are subject to restrictions in the Company's Financing Agreement and, so long as any PIK Preferred Stock is outstanding, the Certificate of Incorporation provides that no dividends shall be declared on Common Stock or any securities junior to the PIK Preferred Stock or repurchase of any such shares. Such holders have no preemptive or other right to subscribe for or purchase additional shares of capital stock.

(22) STOCK OPTIONS
     On January 19, 1994, the Board of Directors approved Stock Option Plans, and on August 4, 1994 approved certain modifications thereto, which provides for up to 400,000 shares of the Company's Common Stock to be granted to members of the Board of Directors (other than the Company's Chairman and Chief Executive Officer) and key employees. Options under both plans were granted at the fair market value on the date of grants and have an exercise period of ten years. Options under the Director's plan vest 100% at the date of grant while the key employee's plan become exercisable at 25% or 33% per year after a one-year waiting period.

     In addition, pursuant to the Management and Option Agreement dated as of August 16, 1993, Anchor was granted options to purchase 652,096 shares of Common Stock, of which 496,278 were exercisable immediately at an exercise price as set by the Board of Directors on October 27, 1993 of $6.00 per share, and an additional 155,818 became exercisable on August 16, 1994 at an exercise price of $13.75. The option price per share in respect of the additional shares was the average market price per shares of Common Stock for the five most recent days immediately prior to August 16, 1994.

     Additionally on August 4, 1994, the Board of Directors granted to Anchor options to purchase 17,000 shares of Common Stock which became exercisable immediately at $13.75 per share and in accordance with such amendment to the above Management and Option Agreement, granted Anchor an aggregate of 300,000 additional stock options to purchase 300,000 shares of Common Stock at $14.00 per share, which become exercisable as follows: 100,000 -- 8/16/95; 100,000 -- 8/16/96; 100,000 -- 8/16/97. Such options are exercisable if closing price of the Company's Common Stock equals or exceeds $20.00 per share for 15 of 30 trading days prior to August 16,

1995 for the first 100,000 options; and $30.00 and $40.00 per share for any 30 trading days subsequent to August 16, 1995 and 1996, respectively, and prior to August 16, 1996 and August 16, 1997, respectively. On August 16, 1995 such condition was met and the first 100,000 options became exercisable. No options became exercisable during 1996. On August 16, 2002 any options outstanding will be exercisable without regard to the per share price of Common Stock if Anchor is continuing to provide services to the Company at such date.

     A summary of the Company's stock option activity is as follows:


                                           OPTION SHARES
                                           -------------
                                KEY                                        EXERCISE PRICE
                             EMPLOYEES   DIRECTORS  ANCHOR     TOTAL      RANGE-PER SHARE
                           ------------  ---------  -------  ---------    ----------------
     Balance 9/30/93.....        ---         ---    652,096    652,096    $ 6.00 to $ 13.75
     Granted 1994........    206,500      20,000    317,000    543,500    $ 8.00 to $16.125
     Exercised...........        ---         ---        ---        ---                 ---
     Cancelled...........      4,000         ---        ---      4,000    $ 8.00
                             -------      ------    -------  ---------
     Balance 9/30/94.....    202,500      20,000    969,096  1,191,596    $ 6.00 to $16.125
     Granted 1995........      1,000       8,000        ---      9,000    $16.00 to $ 17.25
     Exercised...........      1,500         ---    400,000    401,500    $ 6.00 to $  8.00
     Cancelled...........        750         ---        ---        750    $ 8.00
                             -------      ------    -------  ---------
     Balance 9/30/95.....    201,250      28,000    569,096    798,346    $ 6.00 to $ 17.25
     Granted 1996........     75,800       6,000        ---     81,800    $11.25 to $ 28.00
     Exercised...........     19,450         ---        ---     19,450    $ 8.00
     Cancelled...........     71,250         ---        ---     71,250    $ 8.00 to $ 28.00
                             -------      ------    -------  ---------
     Balance 9/30/96.....    186,350      34,000    569,096    789,446    $ 6.00 to $ 28.00


     Exercisable at
     September 30:
     1994................        ---         ---    652,096    652,096    $ 6.00 to $ 13.75
     1995................     50,125      28,000    369,096    447,221    $ 6.00 to $ 17.25
     1996................     77,800      34,000    369,096    480,896    $ 6.00 to $ 28.00

(23) INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT SEGMENTS
     The Company operates primarily in the automotive accessories segment. This segment produces a wide range of products, including: rubber glass - run channels; rubber seals for doors and trunk lids; aluminum castings; outside rearview mirrors; cast, fabricated, machined and decorated metal products; and metal stamped and roll form products. Ford, General Motors and Chrysler accounted for 31%, 43% and 8% of the automotive accessories segment sales in 1996, 27%, 35% and 11% in 1995 and 33%, 34% and 14% in 1994.

     Included under non-automotive is the manufacture of a line of office chairs, including ergonomic chairs, sold principally to the U.S. Government and various state and local governmental entities and retail businesses, wholesale clubs and superstores. In addition, it includes the assembly and sale of rocket launchers for use on rotary and fixed wing aircraft and the assembling to the specifications of various manufacturers of certain electronic and electric parts and products. The U.S. Government accounted for 32% of such sales in 1996, 35% in 1995 and 45% in 1994.

        Segment operating income (loss) is total revenue less operating expenses. In computing segment operating income (loss), none of the following items have been added or deducted; interest income and expense, corporate expenses, other (income) expense, net, not specifically attributable to the segments. Identifiable assets by industry segment are those assets that are used in the Company's operations in each segment. Corporate assets are principally cash, prepaid expenses and other assets.

        Export sales accounted for less than 10% of the Company's consolidated sales for 1996, 1995 and 1994.

                                                                       Operating
                         Year Ended                      Total           Income       Identifiable                    Capital
                     September 30, 1996                  Sales           (Loss)          Assets      Depreciation  Expenditures
                     ------------------              -------------  ----------------  ------------  -------------  ------------


Automotive accessories.................                 $791,477         $ (9,099)      $578,861      $ 41,644     $ 40,530
Non-automotive.........................                   33,360           (2,171)        14,664           988           48
                                                        --------         --------       --------      --------     --------


Total business segments................                  824,837          (11,270)       593,525        42,632       40,578

Corporate..............................                      ---              258         22,380           ---          ---
Interest expense.......................                      ---          (47,004)           ---           ---          ---
Discontinued operations................                      ---           (7,500)         1,800           ---          ---
                                                        --------         --------       --------      --------     --------
Consolidated total.....................                 $824,837         $(65,516)      $617,705      $ 42,632     $ 40,578
                                                        ========         ========       ========      ========     ========
                         Year Ended
                     September 30, 1995
                     ------------------

Automotive accessories..................                $600,036         $ 37,114       $597,917      $ 28,038     $ 22,020
Non-automotive..........................                  31,796              138         16,124           917           60
                                                        --------         --------       --------      --------     --------

Total business segments.................                 631,832           37,252        614,041        28,955       22,080

Corporate...............................                     ---            3,006         40,600           ---          ---
Interest expense........................                     ---          (19,579)         ---             ---          ---
Discontinued operations.................                     ---              ---          7,621           ---          ---
                                                        --------         --------       --------      --------     --------

Consolidated total...........                           $631,832         $ 20,679       $662,262      $ 28,955     $ 22,080
                                                        ========         ========       ========      ========     ========
                         Year Ended
                     September 30, 1994
                     ------------------

Automotive accessories.......                           $592,237         $ 37,574       $333,689      $ 24,354     $  9,934
Non-automotive...............                             22,715           (1,260)        14,487         1,156          207
                                                        --------         --------       --------      --------     --------
Total business segments......                            614,952           36,314        348,176        25,510       10,141
Corporate....................                               ---             1,837         17,603           ---          ---
Interest expense.............                               ---           (11,947)           ---           ---          ---
Discontinued operations......                               ---               ---         22,163           ---          ---
                                                        --------         --------       --------      --------     --------
Consolidated total...........                           $614,952         $ 26,204       $387,942      $ 25,510     $ 10,141
                                                        ========         ========       ========      ========     ========

(24) FAIR VALUE OF FINANCIAL STATEMENTS
     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Cash and Cash Equivalents, Accounts Receivable and Accounts Payable. The carrying value amount approximates fair value because of the short maturity of these instruments.

     Long-Term Debt. The fair value of the Company's long-term debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

     PIK Preferred Stock. The fair value was determined by quoted market price.

     The estimated fair value of the Company's financial instruments at September 30, 1996 are as follows:


                                                                         Carrying       Fair
                                                                          Amount       Value
                                                                     ------------  ------------
               Cash and cash equivalents                                  $ 1,107       $ 1,107
               Accounts receivable                                         99,581        99,581
               Accounts payable                                            89,073        89,073
               Long-term debt (including current portion)                 360,603       343,013
               PIK preferred stock                                        114,495       101,996

(25) GUARANTOR SUBSIDIARIES
     Both the 12% Notes and the 11 1/8% Notes are guaranteed on a senior unsecured basis, pursuant to guaranties (the Guaranties) by all of the Company's wholly-owned direct and certain of its wholly-owned indirect domestic subsidiaries (the Guarantors). Both Notes are unconditionally guarantied, jointly and severally, on a senior unsecured basis, by each of the Guarantors under such Guarantor's guaranty (a Guaranty). Each Guaranty by a Guarantor is limited in amount to an amount not to exceed the maximum amount that can be guarantied by that Guarantor without rendering the Guaranty, as it relates to such Guarantor, voidable under applicable law relating to fraudulent conveyance or fraudulent transfer. As such, a Guaranty could be effectively subordinated to all other indebtedness (including guarantees and other contingent liabilities) of the applicable Guarantor, and, depending on the amount of such indebtedness, a Guarantor's liability on its Guaranty could be reduced to zero. The Company conducts all of its automotive business through and derives virtually all of its income from its subsidiaries. Therefore, the Company's ability to make required principal and interest payments with respect to the Company's indebtedness (including the Notes) and other obligations depends on the earnings of its subsidiaries and on its ability to receive funds from its subsidiaries through dividends or other payments. The ability of its subsidiaries to pay such dividends or make payments on intercompany indebtedness or otherwise will be subject to applicable state laws.

     Upon the sale or other disposition of a Guarantor or the sale or disposition of all or substantially all of the assets of a Guarantor (in each case other than to the Company or an affiliate of the Company) permitted by the indenture governing the Notes, such Guarantor will be released and relieved from all of its obligations under its Guaranty.

     The following condensed consolidating information presents:

     1. Condensed balance sheets as of September 30, 1996 and 1995 and condensed statements of operations and cash flows for the years ended September 30, 1996, 1995 and 1994.

     2. The Parent Company and Combined Guarantor Subsidiaries with their investments in subsidiaries accounted for on the equity method.

     3. Elimination entries necessary to consolidate the Parent Company and all of its subsidiaries.

     4. Reorganization items have been included under the Parent Company in the accompanying condensed consolidating statements of operations and cash flows.

     5. The Parent Company, pursuant to the terms of an interest bearing note with Guarantor Subsidiaries, has included in their allocation of expenses, interest expense of $14,078, $5,679 and $3,570 for the years ended September 30, 1996, 1995 and 1994, respectively.

     The Company believes that providing the following condensed consolidating information is of material interest to investors in the Notes and has not presented separate financial statements for each of the Guarantors, because it was deemed that such financial statements would not provide the investor with any material additional information.

                            HARVARD INDUSTRIES, INC.
                           CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 1996
                            (IN THOUSANDS OF DOLLARS)

                                                           Combined      Combined
                                                Parent     Guarantor    Non-Guarantor
                                                Company   Subsidiaries   Subsidiaries Eliminations  Consolidated
                                                -------   ------------   ------------ ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents ...............   $  (1,655)     $   4,367      $  (1,605)   $    --       $   1,107
  Accounts receivable, net ................       5,925         88,124          5,532         --          99,581
  Inventories .............................       5,056         46,312          2,533         --          53,901
  Prepaid expenses and other current assets         372          1,265           --           --           1,637
                                              ---------      ---------      ---------    ---------     ---------
    Total current assets ..................       9,698        140,068          6,460         --         156,226
Investment in Subsidiaries ................     296,822         41,877           --       (338,699)         --
Property, plant and equipment, net ........       4,747        286,575          9,351         --         300,673
Intangible assets, net ....................        --          127,250           --           --         127,250
Intercompany receivables ..................     394,988        222,486         16,134     (633,608)         --
Other assets ..............................      25,428          8,092             36         --          33,556
                                              ---------      ---------      ---------    ---------     ---------
                                              $ 731,683      $ 826,348      $  31,981    $(972,307)    $ 617,705
                                              =========      =========      =========    =========     =========
LIABILITIES AND SHAREHOLDERS'
  DEFICIENCY
Current liabilities:
  Current portion of long-term debt .......   $    --        $   1,487      $    --      $    --       $   1,487
  Accounts payable ........................       3,711         81,975          3,387         --          89,073
  Accrued expenses ........................      19,947         47,002           --           --          66,949
  Income taxes payable ....................           5          1,169          4,701         --           5,875
                                              ---------      ---------      ---------    ---------     ---------
       Total current liabilities ..........      23,663        131,633          8,088         --         163,384
Long-term debt ............................     300,445         58,671           --           --         359,116
Postretirement benefits other than
    pensions ..............................        --          101,464           --           --         101,464
Intercompany payables .....................     435,038        217,523        (18,953)    (633,608)         --
Other .....................................       3,766         20,235            969         --          24,970
                                              ---------      ---------      ---------    ---------     ---------
       Total liabilities ..................     762,912        529,526         (9,896)    (633,608)      648,934
                                              ---------      ---------      ---------    ---------     ---------
PIK Preferred .............................     114,495           --             --           --         114,495
                                              ---------      ---------      ---------    ---------     ---------

Shareholders' deficiency:
  Common stock and additional
    paid-in-capital .......................      42,315         73,054            135      (73,189)       42,315
  Additional minimum pension liability ....      (1,767)        (1,767)          --          1,767        (1,767)
  Foreign currency translation adjustment .      (1,964)        (1,952)        (1,952)       3,904        (1,964)
  Accumulated deficit .....................    (184,308)       227,487         43,694     (271,181)     (184,308)
                                              ---------      ---------      ---------    ---------     ---------
       Total shareholders' deficiency .....    (145,724)       296,822         41,877     (338,699)     (145,724)
                                              ---------      ---------      ---------    ---------     ---------
                                              $ 731,683      $ 826,348      $  31,981    $(972,307)    $ 617,705
                                              =========      =========      =========    =========     =========

                            HARVARD INDUSTRIES, INC.
                          CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 1995
                           (In thousands of dollars)

                                                             Combined        Combined
                                                 Parent      Guarantor     Non-Guarantor
                                                 Company   Subsidiaries     Subsidiaries  Eliminations   Consolidated
                                                ---------  ------------    -------------  ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents.................... $  18,645    $  (2,180)       $  3,491     $      (31)     $  19,925
  Accounts receivable, net.....................     6,138       89,589           6,987           -           102,714
  Inventories..................................     5,304       57,286           1,152           -            63,742
  Prepaid expenses and other current assets....     7,962        1,073               1           -             9,036
                                                ---------    ---------        --------     ----------      ---------
    Total current assets.......................    38,049      145,768          11,631            (31)       195,417
Investment in Subsidiaries.....................   328,523       45,266            -          (373,789)          -
Property, plant and equipment, net.............     5,527      296,047           5,673           -           307,247
Intangible assets, net.........................      -         132,537            -              -           132,537
Intercompany receivables.......................   322,282      260,511          41,659       (624,452)          -
Other assets...................................    18,859        7,962             240           -            27,061
                                                ---------    ---------        --------     ----------      ---------
                                                $ 713,240    $ 888,091        $ 59,203     $ (998,272)     $ 662,262
                                                =========    =========        ========     ==========      =========
LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt............ $      31    $   2,770        $   -        $     -         $   2,801
  Accounts payable.............................     3,273       72,089           4,340           -            79,702
  Accrued expenses.............................    27,199       57,422             611           -            85,232
  Income taxes payable.........................     3,133        2,428           2,715            (11)         8,265
                                                ---------    ---------        --------     ----------      ---------
      Total current liabilities................    33,636      134,709           7,666            (11)       176,000
Long-term debt.................................   300,000       22,000            -              -           322,000
Postretirement benefits other than  pensions...      -          95,642            -              -            95,642
Intercompany payables..........................   337,179      284,983           2,290       (624,452)          -
Other..........................................     4,980       22,234           3,961           -            31,175
                                                ---------    ---------        --------     ----------      ---------
       Total liabilities.......................   675,795      559,568          13,917       (624,463)       624,817
                                                ---------    ---------        --------     ----------      ---------
PIK Preferred..................................    99,651         -               -              -            99,651
                                                ---------    ---------        --------     ----------      ---------

Shareholders' equity (deficiency):
  Common stock and additional
    paid-in-capital............................    56,969       73,054             135        (73,189)        56,969
  Additional minimum pension liability.........    (1,836)      (1,836)           -             1,836         (1,836)
  Foreign currency translation adjustment......    (1,743)      (1,727)         (1,743)         3,470         (1,743)
  Retained earnings (deficit)..................  (115,596)     259,032          46,894       (305,926)      (115,596)
                                                ---------    ---------        --------     ----------      ---------
    Total shareholders' equity (deficit).......   (62,206)     328,523          45,286       (373,809)       (62,206)
                                                ---------    ---------        --------     ----------      ---------
                                                $ 713,240    $ 888,091        $ 59,203     $ (998,272)     $ 662,262
                                                =========    =========        ========     ==========      =========

                            HARVARD INDUSTRIES, INC.
                 CONSOLIDATING INCOME STATEMENTS OF OPERATIONS
                         YEAR ENDED SEPTEMBER 30, 1996
                           (In thousands of dollars)

                                                                  Combined          Combined
                                                    Parent        Guarantor       Non-Guarantor
                                                    Company      Subsidiaries     Subsidiaries      Elimination   Consolidated
                                                   ----------    ------------     -------------     -----------   ------------
  Sales..........................................  $   33,360      $ 765,455         $ 26,022         $   -         $ 824,837
                                                   ----------      ---------         --------         --------      ---------

  Costs and expenses:
    Cost of sales................................      20,073        733,510           22,558             -           776,141
    Selling, general and administrative..........      10,668         32,186                4             -            42,858
    Interest expense.............................      41,478          5,526             -                -            47,004
    Amortization of goodwill.....................        -            15,312             -                -            15,312
    Other (income) expense, net..................       1,536          1,347           (1,345)            -             1,538
    Equity in (income) loss of  subsidiaries.....      41,137         (2,278)            -             (38,859)          -
    Allocated expenses...........................     (21,078)        19,857            1,221             -              -
                                                   ----------      ---------         --------         --------      ---------
        Total costs and expenses.................      93,814        805,460           22,438          (38,859)       882,853
                                                   ----------      ---------         --------         --------      ---------

  Income (loss) before provision for
    income taxes ................................     (60,454)       (40,005)           3,584           38,859        (58,016)
  Provision for income taxes.....................         758          1,132            1,306             -             3,196
                                                   ----------      ---------         --------         --------      ---------

  Income (loss) from continuing operations.......     (61,212)       (41,137)           2,278           38,859        (61,212)

  Loss from discontinued operations..............      (7,500)          -                -                -            (7,500)
                                                   ----------      ---------         --------         --------      ---------

  Net income (loss)..............................  $  (68,712)     $ (41,137)        $  2,278         $ 38,859      $ (68,712)
                                                   ==========      =========         ========         ========      =========

                             HARVARD INDUSTRIES, INC
                  CONSOLIDATING INCOME STATEMENTS OF OPERATIONS
                          YEAR ENDED SEPTEMBER 30, 1995
                            (IN THOUSANDS OF DOLLARS)

                                                                      Combined        Combined
                                                    Parent            Guarantor     Non-Guarantor
                                                    Company          Subsidiaries    Subsidiaries      Elimination    Consolidated
                                                   --------          ------------   -------------      -----------    ------------
Sales .....................................        $  31,796          $ 568,264       $  31,772        $    --         $ 631,832
Intercompany sales ........................             --                 --             8,570           (8,570)           --
                                                   ---------          ---------       ---------        ---------       ---------
      Total sales .........................           31,796            568,264          40,342           (8,570)        631,832
                                                   ---------          ---------       ---------        ---------       ---------

Costs and expenses:
  Cost of sales ...........................           28,342            504,655          32,913           (8,570)        557,340
  Selling, general and administrative .....           11,811             21,226            --               --            33,037
  Interest expense ........................           17,473              2,097               9             --            19,579
  Amortization of goodwill ................             --                2,986            --               --             2,986
  Other (income) expense, net .............           (1,630)               238            (397)            --            (1,789)
  Equity in (income) loss of
    subsidiaries ..........................          (15,981)            (1,864)           --             17,845            --
  Allocated expenses ......................          (14,332)            12,879           1,453             --
                                                   ---------          ---------       ---------        ---------       ---------
      Total costs and expenses ............           25,683            542,217          33,978            9,275         611,153
                                                   ---------          ---------       ---------        ---------       ---------

Income (loss) before income taxes .........            6,113             26,047           6,364          (17,845)         20,679
Provision for income taxes ................           (3,000)            10,066           4,500             --            11,566
                                                   ---------          ---------       ---------        ---------       ---------

Income (loss) from continuing operations
   before extraordinary item ..............            9,113             15,981           1,864          (17,845)          9,113

Loss from discontinued operations .........             --                 --                28              (28)           --
                                                   ---------          ---------       ---------        ---------       ---------

Income (loss) before extraordinary item ...            9,113             15,981           1,892          (17,873)          9,113

Extraordinary item - early extinguishnent of
   debt(net of income tax benefit of $1,200)          (2,192)              --              --               --            (2,192)
                                                   ---------          ---------       ---------        ---------       ---------

   Net income (loss) ......................        $   6,921          $  15,981       $   1,892        $ (17,873)      $   6,921
                                                   =========          =========       =========        =========       =========

                            HARVARD INDUSTRIES, INC.
                 CONSOLIDATING INCOME STATEMENTS OF OPERATIONS
                         YEAR ENDED SEPTEMBER 30, 1994
                           (IN THOUSANDS OF DOLLARS)

                                                             Combined       Combined
                                               Parent        Guarantor    Non-Guarantor
                                              Company       Subsidiaries   Subsidiaries    Elimination     Consolidated
                                              -------       ------------   ------------    -----------     ------------
Sales ................................        $22,715        $556,650        $35,587        $   -            $614,952
Intercompany sales ...................           -               -            33,644         (33,644)            -
                                              -------        --------        -------        --------         --------
     Total sales .....................         22,715         556,650         69,231         (33,644)         614,952
                                              -------        --------        -------        --------         --------
Costs and expenses:
   Cost of sales .....................         21,920         501,605         53,651         (33,644)         543,532
   Selling, general and administrative         12,716          19,499              2            -              32,217
   Interest expense...................         10,591           1,342             14            -              11,947
   Amortization of goodwill...........           -              1,584           -               -               1,584
   Other (income) expense, net........            150           1,206         (1,888)           -                (532)
   Equity in (income) loss of
    subsidiaries......................        (20,660)        (11,756)          -             32,416             -
   Allocated expenses.................        (16,670)         14,029          2,641            -                -
                                              -------        --------        -------        --------         --------
     Total costs and expenses.........          8,047         527,509         54,420          (1,228)         588,748
                                              -------        --------        -------        --------         --------
Income (loss) from continuing operations
  before income taxes and extraordinary
  item.................................        14,668          29,141         14,811         (32,416)          26,204
Provision (benefit) for income taxes...        (2,000)          8,481          3,055            -               9,536
                                              -------        --------        -------        --------         --------

Income (loss from continuing
  operations...........................         16,668         20,660         11,756         (32,416)          16,668
Income (loss) from discontinued
  operations...........................         (9,038)          -               106            (106)          (9,038)
                                              -------        --------        -------        --------         --------
  Net income (loss)....................       $  7,630       $ 20,660        $11,862        $(32,522)        $  7,630
                                              ========       ========        =======        ========         ========

                    CONSOLIDATING STATEMENT OF CASH FLOWS
                        YEAR ENDED SEPTEMBER 30, 1996
                          (In thousands of dollars)

                                                                                Combined      Combined
                                                                  Parent        Guarantor   Non-Guarantor
                                                                  Company     Subsidiaries  Subsidiaries  Elimination  Consolidated
                                                                  --------    ------------  ------------- -----------  ------------
Cash flows related to operating activities:
  Income (loss) from continuing operations ..................     $(61,212)     $(41,137)     $ 2,278      $ 38,859      $(61,212)
  Add back (deduct) items not affecting
   cash and cash equivalents:
    Equity in (income) loss of subsidiaries .................       41,137        (2,278)        -          (38,859)         -
    Depreciation and amortization ...........................        6,204        58,446        1,008          -           65,658
    Loss on disposition of property, plant and
     equipment and property held for sale ...................         -            2,053         -             -            2,053
    Postretirement benefits .................................         -            5,822         -             -            5,822
  Changes in operating assets and liabilities:
    Accounts receivable .....................................          213         1,465        1,455          -            3,133
    Inventories .............................................          248         8,245       (1,381)         -            7,112
    Other current assets ....................................          (31)         (192)           1          -             (222)
    Accounts payable ........................................          438         9,886         (953)         -            9,371
    Accrued expenses and income taxes payable ...............       (6,103)      (25,714)       1,362            11       (30,444)
    Other noncurrent liabilities ............................         -              819         -             -              819
                                                                  --------      --------      -------      --------      --------

          Net cash provided by (used in) operations .........      (19,106)       17,415        3,770            11         2,090
                                                                  --------      --------      -------      --------      --------

Cash flows related to investing activities:
  Acquisition of property, plant and equipment ..............         (291)      (35,474)      (4,813)         --         (40,578)
  Cash flows related to discontinued operations .............       (3,332)         -            --            --          (3,332)
  Proceeds from disposition of property, plant and equipment          -              909         --            --             909
  Net change in other noncurrent accounts ...................       (5,802)        3,260       (2,857)          176        (5,223)
                                                                  --------      --------      -------      --------      --------

Net cash provided by (used in) investing activities .........       (9,425)      (31,305)      (7,670)          176       (48,224)
                                                                  --------      --------      -------      --------      --------

Cash flows related to financing activities:
  Proceeds from exercise of stock options ...................          190          -            -             -              190
  Net borrowings under credit agreement .....................          445        38,389         -             -           38,834
  Repayments of long-term debt ..............................          (31)       (3,001)        -             -           (3,032)
  Pension fund payments pursuant to PBGC settlement agreement       (6,000)         -            -             -           (6,000)
  Payment of EPA settlements ................................       (2,090)         (586)        -             -           (2,676)
  Intercompany dividends ....................................         -            5,683       (5,683)         -             -
  Net changes in intercompany balances ......................       15,717       (20,048)       4,487          (156)         -
                                                                  --------      --------      -------      --------      --------

Net cash provided by (used in)  financing activities ........        8,231        20,437       (1,196)         (156)       27,316
                                                                  --------      --------      -------      --------      --------

Net increase (decrease) in cash and cash equivalents ........      (20,300)        6,547       (5,096)           31       (18,818)

Cash and cash equivalents :
  Beginning of period .......................................       18,645        (2,180)       3,491           (31)       19,925
                                                                  --------      --------      -------      --------      --------

  End of period .............................................     $ (1,655)     $  4,367      $(1,605)     $   -         $  1,107
                                                                  ========      ========      =======      ========      ========

                             HARVARD INDUSTRIES, INC
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED SEPTEMBER 30, 1995
                            (IN THOUSANDS OF DOLLARS)

                                                                              Combined       Combined
                                                                Parent        Guarantor    Non-Guarantor
                                                                Company      Subsidiaries   Subsidiaries  Elimination  Consolidated
                                                               ---------     ------------  -------------  -----------  ------------
Cash flows related to operating activities:
  Net income (loss) from continuing operations
  before extraordinary item .................................  $   9,113       $  15,981       $  1,864    $ (17,845)    $  9,113
  Add back (deduct) items not affecting
   cash and cash equivalents:
    Income tax allocation charge ............................      2,722           3,529           -            -           6,251
    Equity in (income) loss of subsidiaries .................    (15,981)         (1,864)          -          17,845         -
    Depreciation and amortization ...........................      2,698          31,114          1,044         -          34,856
    Disposition of property, plant and
     equipment and property held for sale ...................         (1)            419             43         -             461
    Postretirement benefits .................................       -              4,373           -            -           4,373
  Changes in operating assets and liabilities :
    Accounts receivable .....................................     (1,883)         (8,830)           848         -          (9,865)
    Inventories .............................................       (502)            450            932         -             880
    Other current assets ....................................      1,430             283             (1)        -           1,712
    Accounts payable ........................................      1,341           2,535         (2,180)        -           1,696
    Accrued expenses and income taxes payable ...............    (11,315)         (4,186)        (6,467)          14      (21,954)
   Other noncurrent liabilities .............................       (331)           (271)        (1,870)        -          (2,472)
                                                               ---------       ---------       --------    ---------     --------

    Net cash provided by (used in) operations ...............    (12,709)         43,533         (5,787)          14       25,051
                                                               ---------       ---------       --------    ---------     --------

Cash flows related to investing activities:
  Acquisition of property, plant and equipment ..............       (232)        (20,996)          (852)        -         (22,080)
  Proceeds to date from sale of discontinued operations .....      5,029            -               602         (602)       5,029
  Proceeds from disposition of property,
    plant and equipment .....................................          2           1,178             79         -           1,259
  Acquisition of Doehler-Jarvis, includung refinancing,
   net of cash acquired .....................................   (210,231)           -                                    (210,231)
  Net change in other noncurrent accounts ...................      6,289          (8,988)         1,282          671         (746)
                                                               ---------       ---------       --------    ---------     --------

Net cash provided by (used in) investing activities .........   (199,143)        (28,806)         1,111           69     (226,769)
                                                               ---------       ---------       --------    ---------     --------

Cash flows related to financing activities:
  Proceeds from Senior Notes Offering .......................    200,000            -              -            -         200,000
  Issuance cost of Senior Notes and
    Revolving Credit Facility ...............................    (11,804)           -              -            -         (11,804)
  Redemption of PIK preferred stock .........................    (15,000)           -              -            -         (15,000)
  Proceeds from exercise of stock options ...................      2,419            -                                       2,419
  Repayments of long-term debt ..............................     (1,147)         (4,673)          -            -          (5,820)
  Pension fund payment pursuant to PBGC
    settlement agreement ....................................       -             (6,000)                                  (6,000)
  Payment of EPA settlements ................................     (1,884)           (535)           (93)        -          (2,512)
  Net changes in intercompany balances ......................     53,695         (60,116)         6,421         -            -
                                                               ---------       ---------       --------    ---------     --------

Net cash provided by (used in)  financing activities ........    226,279         (71,324)         6,328            0      161,283
                                                               ---------       ---------       --------    ---------     --------

Net increase (decrease) in cash and cash equivalents ........     14,427         (56,597)         1,652           83      (40,435)

Cash and cash equivalents :
  Beginning of period .......................................      4,218          54,417          1,839         (114)      60,360
                                                               ---------       ---------       --------    ---------     --------

  End of period .............................................  $  18,645          (2,180)      $  3,491    $     (31)    $ 19,925
                                                               =========       =========       ========    =========     ========

                             HARVARD INDUSTRIES, INC
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                          YEAR ENDED SEPTEMBER 30, 1994
                            (IN THOUSANDS OF DOLLARS)

                                                                    Combined     Combined
                                                      Parent       Guarantor   Non-Guarantor
                                                      Company    Subsidiaries   Subsidiaries       Elimination   Consolidated

Cash flows related to operating activities:
  Income (loss) from continuing operations .......... $  16,668      $ 20,660        $ 11,756      $(32,416)     $  16,668
  Add back (deduct) items not affecting
   cash and cash equivalents:
   Income tax allocation between continuing and
   discontinued operations ..........................     4,962          --              --            --            4,962
    Equity in (income) loss of subsidiaries .........   (20,660)      (11,756)           --          32,416             --
    Depreciation and amortization ...................     2,143        26,368           1,344          --           29,855
    Disposition of property, plant and
     equipment and property held for sale ...........       256         1,461             104          --            1,821
    Other charges ...................................      --             300            --            --              300
    Postretirement benefits .........................      --           3,550            --            --            3,550
  Changes in operating assets and liabilities of
   continuing operations, excluding reorganization
   items:
    Accounts receivable .............................    (1,521)        9,156          (2,872)         --            4,763
    Inventories .....................................       631        (4,926)          2,145          --           (2,150)
    Other current assets ............................    (1,122)        1,154              (5)         --               27
    Accounts payable ................................     1,219        12,747           2,578          --           16,544
    Accrued expenses and income taxes payable .......     5,288         4,883           1,161           (25)        11,307
                                                      ---------      --------        --------      --------      ---------

    Net cash provided by (used in) continuing
            operations before reorganization items ..     7,864        63,597          16,211           (25)        87,647
   Cash flows from reorganization items
           (principally professional fees) ..........      (323)         --              --            --             (323)
                                                      ---------      --------        --------      --------      ---------
    Net cash provided by (used in) continuing
            operations before .......................     7,541        63,597          16,211           (25)        87,324
                                                      ---------      --------        --------      --------      ---------

Cash flows related to investing activities:
  Acquisition of property, plant and equipment ......      (274)       (8,809)         (1,058)         --          (10,141)
  Proceeds from disposition of property,
    plant and equipment .............................     4,567         1,358             800          --            6,725
  Investment in subsidiaries/additional capital
   contribution by Parent ...........................   (16,937)       16,937            --            --             --
  Change in net assets of discontinued operations ...   (10,538)         --                10           (10)       (10,538)
  Net change in other noncurrent accounts ...........    (7,943)        2,824          (1,722)        8,588          1,747
                                                      ---------      --------        --------      --------      ---------

Net cash provided by (used in) investing activities .   (31,125)       12,310          (1,970)        8,578        (12,207)
                                                      ---------      --------        --------      --------      ---------

Cash flows related to financing activities:
  Proceeds from Senior Notes Offering ...............   100,000          --              --            --          100,000
  Issuance cost of Senior Notes and Revolving
    Credit Facilities ...............................    (9,117)         --              --            --           (9,117)
  Redemption of PIK preferred stock .................   (10,000)         --              --            --          (10,000)
  Repayments of long-term debt ......................   (65,124)       (1,392)           --            --          (66,516)
  Payment of prepetition liabilities ................    (4,743)      (33,275)           (697)         --          (38,715)
  Pension fund payment pursuant to PBGC
    settlement agreement ............................      --          (6,000)           --            --           (6,000)
  Net changes in intercompany balances ..............     1,514        19,787         (12,803)       (8,498)          --
                                                      ---------      --------        --------      --------      ---------

Net cash provided by (used in) financing
  activities ........................................    12,530       (20,880)        (13,500)       (8,498)       (30,348)
                                                      ---------      --------        --------      --------      ---------

Net increase (decrease) in cash and cash
  equivalents .......................................   (11,054)       55,027             741            55         44,769

Cash and cash equivalents :
  Beginning of period ...............................    15,272          (610)          1,098          (169)        15,591
                                                      ---------      --------        --------      --------      ---------

  End of period ..................................... $   4,218      $ 54,417        $  1,839      $   (114)     $  60,360
                                                      =========      ========        ========      ========      =========

(26)   QUARTERLY FINANCIAL DATA (UNAUDITED)
       (In thousand of dollars, except per share amounts)

Fiscal 1996
Quarters ended                                   Dec. 31       Mar. 31       June 30       Sept. 30
--------------                                   -------       -------       -------       --------

Sales...................................         $210,536      $200,821      $222,300      $191,180
Gross profit............................           22,186         4,395        14,025         8,090
Loss
 Continuing operations..................           (1,724)      (20,962)      (11,097)      (27,429)(c)
 Discontinued operations................            ---           ---           ---          (7,500)
                                                 --------      --------      --------      --------

   Net loss.............................         $ (1,724)     $(20,962)     $(11,097)     $(34,929)
                                                 ========      ========      ========      ========

Primary per common and common
 equivalent share (a)(b)
 Loss from continuing operations........         $  (0.78)     $  (3.53)     $  (2.12)     $  (4.45)
 Loss from discontinued operations......            ---           ---           ---           (1.07)
                                                 --------      --------      --------      --------

   Net Loss.............................         $  (0.78)     $  (3.53)     $  (2.12)     $  (5.52)
                                                 ========      ========      ========      ========

Cash dividends paid.....................         $  ---        $  ---        $  ---        $  ---
                                                 ========      ========      ========      ========

Fiscal 1995
Quarters ended (d)
--------------

Sales...................................         $149,859      $157,981      $149,926      $174,066
Gross profit............................           15,359        20,853        20,803        17,477
Income (loss)
 Continuing operations..................            2,504         5,767         4,377        (3,535)
 Discontinued operations................            ---           ---           ---          (2,192)
                                                 --------      --------      --------      --------

   Net loss.............................         $  2,504      $  5,767      $  4,377      $ (5,727)
                                                 ========      ========      ========      ========

Primary per common and common
 equivalent share (a)
Income (loss) from continuing
 operations.............................         $  (0.19)     $   0.28      $   0.05      $  (0.97)
Income (loss) from discontinued
 operations.............................            ---           ---           ---           (0.31)
                                                 --------      --------      --------      --------

   Net income (loss)....................         $  (0.19)     $   0.28      $   0.05      $  (1.28)
                                                 ========      ========      ========      ========

Cash dividends paid.....................         $  ---        $  ---        $  ---        $  ---
                                                 ========      ========      ========      ========

--------------------------------------
(a) Year-to-date earnings per share do not equal the sum of the quarterly earnings per share.
(b) Fully diluted earnings per share are the same as primary earnings per share.
(c) Includes a charge of $4,636 of additional amortization of goodwill related to Dochler-Jarvis. See Note 2.
(d)    Restated for change in method of accounting for certain inventory.  See
       Note 5.

(3) EXHIBITS

2.1 Amended Findings of Fact, Conclusions of Law and Order confirming Amended Plans of Reorganization of the Registrant and certain of its subsidiaries by the United States Bankruptcy Court for the District of Delaware (including Sixth Amended Plan or Reorganization of the Registrant) (incorporated by reference to Exhibit 2.1 to Registrant's Form 10 (Commission File No. 0-21362)).

3.1(i) Articles of Incorporation of the Registrant, filed with the Secretary of State of Florida on February 8, 1996 (incorporated by reference to Exhibit 3.3 to the Registrant's Form 8-K as filed on April 8, 1996 (Commission File No. 0-21362)).

3.1(ii) Articles of Amendment to Articles of Incorporation of the Registrant, filed with the Secretary of State of Florida on March 22, 1996 (incorporated by reference to Exhibit 3.4 to the Registrant's Form 8-K as filed on April 8, 1996 (Commission File No. 0-21362)).

3.1(iii) By-Laws of the Registrant (incorporated by reference to Exhibit
         3.5 to the Registrant's Form 8-K as filed on April 8, 1996 (Commission File No. 0-21362)).

3.1(iv) Rights Agreement dated as of October 18, 1994, between the Registrant and Shawmut Bank Connecticut National Association, as Rights Agent (incorporated by reference to Exhibit 2 to Registrant's Form 8-A as filed with the Securities and Exchange Commission on October 22, 1994) (Commission File No. 0-21362)).

3.1(v) Amendment No. 1 to Rights Agreement, dated as of June 12, 1995, between the Registrant and Fleet Bank (formerly Shawmut Bank Connecticut National Association), as Rights Agent (incorporated by reference to Exhibit 1 to Amendment No. 1 to the Registrant's Form 8-A/A as filed with the Securities and Exchange Commission on June 20, 1995 (Commission File No. 0-21362)).

3.1(vi) Amendment No. 2 to Rights Agreement, dated as of May 31, 1996, between the Registrant and Fleet National Bank (formerly Shawmut Bank Connecticut National Association) as Rights Agent (incorporated by reference to Exhibit 3 to Amendment No. 2 to Registrant's Form 8A/A filed with the Securities and Exchange Commission on June 8, 1996 (Commission File No. 0-21362)).

4.1      Indenture dated as of July 28, 1995 (including the form of 11%
         Senior Note Due 2005) among the Company, the Guarantors named therein and First Union National Bank of North Carolina as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed under date of August 11, 1995 (Commission File No. 0-21362)).

4.2 Form of Guaranty Agreement entered into by each of Doehler-Jarvis, Inc., Doehler-Jarvis Greeneville, Inc., Doehler-Jarvis Pottstown, Inc., Doehler-Jarvis Technologies, Inc. and Doehler-Jarvis Toledo, Inc., relating to the 11% Senior Notes Due 2005 (incorporated by reference to Exhibit 4.2 to the Registrant's Form S-1 (Commission File No. 33-96376)).

4.3 Indenture (including the form of 12% Senior Note Due 2004), dated as of July 15, 1994, among the Registrant, its Guarantor subsidiaries and First Union National Bank of North Carolina, as Trustee (incorporated by reference to Exhibit 4.01 to the Registrant's Form 8-K filed under date of July 26, 1994 (Commission File No. 0-21362)).

4.4 Form of Guaranty Agreement entered into by each of Doehler-Jarvis, Inc., Doehler-Jarvis Greeneville, Inc., Doehler-Jarvis Pottstown, Inc., Doehler-Jarvis Technologies, Inc. and Doehler-Jarvis Toledo, Inc., relating to the 12% Senior Notes Due 2004 (incorporated by reference to Exhibit 4.5 to the Registrant's Form S-1 (Commission File No. 33-96376)).

    4.5 Form of Indenture (including the form of 14% Subordinated Note due November 16, 1998) between the Registrant and a Trustee to be selected (incorporated by reference to Appendix 5 in Exhibit 2.1 to the Registrant's Form 10 (Commission File No. 0-21362)).

    4.6 Form of Stock Certificate for Common Stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 2 to Amendment No. 4 to Registrant's Form 10/A, dated May 2, 1996 (Commission File No. 0-21362)).

    4.7 Form of Stock Certificate for Pay-in-Kind Exchangeable Preferred Stock, par value $.01 per share, of the Registrant (incorporated by reference to Exhibit 4.4 to the Registrant's Form 10 (Commission File No. 0-21362)).

    4.8  Form of Rights Certificate (incorporated by reference to Exhibit
         A to Exhibit 2 to the Registrant's Form 8-A filed on October 24, 1994 (Commission File No. 0-21362)).

    4.9 Specimen 12% Senior Note Due 2004 of the Registrant (incorporated by reference to Exhibit 4.02 to the Registrant's Form 8-K filed under date of July 26, 1994 (Commission File No. 0-21362)).

    4.10 Specimen 11% Senior Note Due 2005 of the Registrant (incorporated by reference to Exhibit 4.11 to the Registrant's Registration Statement on Form S-1 (Commission File No. 33-96376)).

    10.1 Financing Agreement, dated as of October 4, 1996, among the
         Registrant and certain of its subsidiaries, with The CIT
         Group/Business Credit Inc., as a lender and as agent for a lender group (the "CIT Agreement") (incorporated by reference to Exhibit
         10.1 to the Registrant's Form 8-K filed under date of October 29, 1996 (Commission File No. 0-21362)).

    10.2 Amendment No. 1 to the CIT Agreement, dated as of December 20, 1996.

    10.3 Settlement Agreement dated as of July 26, 1994, by and among the Registrant and certain of its subsidiaries and the PBGC (incorporated in reference to Exhibit 10.13 to the Registrant's Form 8-K filed under date of July 26, 1994 (Commission File No. 0-21362)).

    10.4 Amended and Restated Management and Option Agreement, dated as of August 16, 1994, between Anchor Industries International, Inc. and the Registrant (incorporated by reference to Exhibit 10.17 to the Registrant's Form 10-K for the year ended September 30, 1994 (Commission File No. 0-21362)).

    10.5 Amended and Restated Management and Option Agreement, dated as of August 16, 1995, between Anchor Industries International, Inc. and the Registrant (incorporated by reference to Exhibit 10.3(ii) to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995 (Commission File No. 0-21362)).

    10.6 Form of Amended and Restated Management and Option Agreement, dated as of August 16, 1996, between Anchor Industries International, Inc. and the Registrant.

    10.7 Non-Qualified Retirement Benefit Agreement, dated March 10, 1995 between the Registrant and Vincent J. Naimoli (incorporated by reference to Exhibit 10.19 to the Registrant's Form S-1 (Commission File No. 33-76430)).

    10.8 Split Dollar Life Insurance Agreement Collateral Assignment method by and between the Company and Raymond A. Naimoli, as Trustee of the Vincent J. Naimoli 1992 Insurance Trust, dated March 26, 1996.

    10.9 Collateral Assignment of Split Dollar Policy by and between the Company and Raymond A. Naimoli, as Trustee of The Vincent J. Naimoli 1992 Insurance Trust, dated March 26, 1996.

   10.10 Retention Bonus Agreement, dated October 4, 1996, between the Company and Michael Polich.

   10.11 Retention Bonus Agreement, dated October 4, 1996, between the Company and David Stegemoller.

   10.12 Registration Rights Agreement, dated as of August 16, 1993, between Anchor Industries International, Inc. and the Registrant (incorporated by reference to Exhibit 10.7 to the Registrant's Form S-1 (Commission File No. 33-76430)).

   10.13 First Amendment to Registration Rights Agreement, dated as of
         August 16, 1994, by and between Anchor Industries International, Inc. and the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant's Form S-1 (Commission File No. 33-96376)).

   10.14 Form of Severance Agreement between the Registrant and certain executive officers of the Registrant.

   10.15 Harvard Capital Accumulation Plan, as amended and restated (incorporated by reference to Exhibit 4.9 to Registrant's Post-Effective Amendment No. 1 to Form S-8 (Commission File No. 33-90166)).

   10.16 Harvard Industries, Inc. Stock Option Plan, as amended and restated, effective September 1, 1996 (incorporated by reference to Exhibit 4.9 to Registrant's Post-Effective Amendment No. 1 to Form S-8 (Commission File No. 33-90166)).

   10.17 Harvard Industries, Inc. Nonemployee Director Stock Option Plan, as amended and restated, effective September 1, 1996 (incorporated by reference to Exhibit 4.10 to Registrant's Post-Effective Amendment No. 1 to Form S-8 (Commission File No. 33-90166)).

   10.18 Harvard Industries, Inc. Employee Stock Purchase Plan, as amended and restated, effective September 1, 1996 (incorporated by reference to Exhibit 4.11 to Registrant's Post-Effective Amendment No. 1 to Form S-8 (Commission File No. 33-90166)).

   10.19 1994 Short-Term Incentive Compensation Plan of the Company (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No. 33-76430)).

   10.20 USLCC Financing Agreement (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 of Doehler-Jarvis, Inc. (File No. 33-77032)).

   10.21 USLCC Loan Agreement (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Doehler-Jarvis, Inc. (File No. 33-77032)).

   10.22 USLCC Lease Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Doehler-Jarvis, Inc. (File No. 33-77032)).

   10.23 Form of Executive Equity Incentive Plan (incorporated by reference to
         Exhibit 10.11 to the Registration Statement on Form S-1 of Doehler-Jarvis, Inc. (File No. 33-77032)).

   10.24 Form of Unit Award Agreement (incorporated by reference to Exhibit
         10.12 to the Registration Statement on Form S-1 of Doehler-Jarvis, Inc. (File No. 33-77032)).

   10.25 Form of Indemnification Agreement to be entered into with officers and directors of the Company (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of Doehler-Jarvis, Inc. (File No. 33-77032)).

   10.26 Supplemental Executive Retirement Plan of Doehler-Jarvis, Inc. (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 1994 of Doehler-Jarvis, Inc. (File No. 33-77032)).

   10.27 Harvard Industries, Inc. Nonqualified ERISA Excess Benefit Plan (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (File No. 33-96376)).

   10.28 Harvard Industries, Inc. Nonqualified Additional Credited
         Service Plan (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (File No. 33-96376)).

   12.1 Statement regarding computation of ratio of earnings to fixed charges and dividends on preferred stock for the Company for the three years ended September 30, 1996.

   22    List of subsidiaries of Company.

   23.1  Consent of KPMG Peat Marwick LLP.

   23.2  Consent of Price Waterhouse LLP.

(b) Reports on Form 8-K

    Reports on Form 8-K were filed with the Securities and Exchange Commission during the final quarter of the fiscal year ended September 30, 1996, as follows:

    Current Report on Form 8-K filed on October 30, 1996.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              HARVARD INDUSTRIES, INC.



Date:  December 30, 1996      By: /s/ Vincent J. Naimoli
                                 ------------------------------------
                                 Vincent J. Naimoli
                                 Chairman of the Board, President,
                                 Chief Executive Officer and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:  December 30, 1996                   By: /s/ Joseph J. Gagliardi
                                              ----------------------------------------
                                              Joseph J. Gagliardi
                                              Vice President Finance and
                                              Chief Financial Officer
                                              (Principal Financial Officer)

Date:  December 30, 1996                   By: /s/ William J. Warren
                                              ----------------------------------------
                                              William J. Warren
                                              Vice President and
                                              Chief Accounting Officer
                                              (Principal Accounting Officer)



Date:  December 30, 1996                   By: /s/ C. Scott Bartlett, Jr.
                                              ----------------------------------------
                                              C. Scott Bartlett, Jr.
                                              Director

Date:  December 30, 1996                   By: /s/ Michael Hoffman
                                              ----------------------------------------
                                              Michael Hoffman
                                              Director

Date:  December   , 1996                   By:
                                              ----------------------------------------
                                              Joseph P.  Hoar
                                              Director

Date:  December 30, 1996                   By: /s/ John W. Adams
                                              ----------------------------------------
                                              John W. Adams
                                              Director