Form 10-K405/A
period 1996-09-30
HARVARD INDUSTRIES INC
filed 1997-01-09
CIK 46012

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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

par value $.01 per share                               Over the Counter Market



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



                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.



                              HARVARD INDUSTRIES, INC.



Date:  January 9, 1997        By: /s/ Vincent J. Naimoli
                                 ------------------------------------
                                 Vincent J. Naimoli
                                 Chairman of the Board, President,
                                 Chief Executive Officer and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Date:  January 9, 1997                     By: /s/ Joseph J. Gagliardi
                                              ----------------------------------------
                                              Joseph J. Gagliardi
                                              Vice President Finance and
                                              Chief Financial Officer
                                              (Principal Financial Officer)

Date:  January 9, 1997                     By: /s/ William J. Warren
                                              ----------------------------------------
                                              William J. Warren
                                              Vice President and
                                              Chief Accounting Officer
                                              (Principal Accounting Officer)



Date:  January 9, 1997                     By: /s/ C. Scott Bartlett, Jr.
                                              ----------------------------------------
                                              C. Scott Bartlett, Jr.
                                              Director

Date:  January 9, 1997                     By: /s/ Michael Hoffman
                                              ----------------------------------------
                                              Michael Hoffman
                                              Director

Date:  January  , 1997                     By:
                                              ----------------------------------------
                                              Joseph P.  Hoar
                                              Director

Date:  January 9, 1997                     By: /s/ John W. Adams
                                              ----------------------------------------
                                              John W. Adams
                                              Director

                               INDEX TO EXHIBITS

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


    10.2 Amendment No. 1 to the CIT Agreement, dated as of December 20, 1996.*


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


    10.6 Form of Amended and Restated Management and Option Agreement, dated as of August 16, 1996, between Anchor Industries International, Inc. and the Registrant.*



    10.7 Non-Qualified Retirement Benefit Agreement, dated March 10, 1995 between the Registrant and Vincent J. Naimoli (incorporated by reference to Exhibit 10.19 to the Registrant's Form S-1 (Commission File No. 33-76430)).*



    10.8 Split Dollar Life Insurance Agreement Collateral Assignment method by and between the Company and Raymond A. Naimoli, as Trustee of the Vincent J. Naimoli 1992 Insurance Trust, dated March 26, 1996.*



    10.9 Collateral Assignment of Split Dollar Policy by and between the Company and Raymond A. Naimoli, as Trustee of The Vincent J. Naimoli 1992 Insurance Trust, dated March 26, 1996.*

   10.10 Retention Bonus Agreement, dated October 4, 1996, between the Company and Michael Polich.*



   10.11 Retention Bonus Agreement, dated October 4, 1996, between the Company and David Stegemoller.*



   10.12 Registration Rights Agreement, dated as of August 16, 1993, between Anchor Industries International, Inc. and the Registrant (incorporated by reference to Exhibit 10.7 to the Registrant's Form S-1 (Commission File No. 33-76430)).*


   10.13 First Amendment to Registration Rights Agreement, dated as of
         August 16, 1994, by and between Anchor Industries International, Inc. and the Registrant (incorporated by reference to Exhibit 10.5 to the Registrant's Form S-1 (Commission File No. 33-96376)).


   10.14 Form of Severance Agreement between the Registrant and certain executive officers of the Registrant.*


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


   12.1 Statement regarding computation of ratio of earnings to fixed charges and dividends on preferred stock for the Company for the three years ended September 30, 1996.*



   22    List of subsidiaries of Company.*



   23.1  Consent of KPMG Peat Marwick LLP.*



   23.2  Consent of Price Waterhouse LLP.*



   27    Financial Data Schedule (for SEC Use Only).

----------
*  Previously filed.