Form 10-Q
period 1996-12-31
HARVARD INDUSTRIES INC
filed 1997-02-14
CIK 46012

  As filed with the Securities and Exchange Commission on February 14, 1997

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549

                             -------------------

                                   FORM 10-Q
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                     THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended December 31, 1996
                                       OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from               to
                          Commission File No. 0-21362

                             -------------------

                          HARVARD INDUSTRIES, INC.
           (Exact name of Registrant as specified in its charter)


           Florida                                        21-0715310
           (State or other jurisdiction of                (I.R.S. Employer
            incorporation or organization)                 Identification No.)

           2502 N. Rocky Point Drive, Suite 960
           Tampa, Florida                                 33607
           (Address of Principal Executive Offices)       (Zip Code)


                                 (813) 288-5000
             (Registrant's telephone number, including area code)

                             -------------------
       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

       Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes (X) No ( )

                             APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of Registrant's Common Stock, as of February 1, 1997, was 7,017,767.

================================================================================

                            HARVARD INDUSTRIES, INC.

                                     INDEX


PART 1.   FINANCIAL INFORMATION:                                                                             PAGE
                                                                                                             ----
Item 1. Financial Statements:

Consolidated Balance Sheets
          December 31, 1996 (Unaudited) and September 30, 1996 (Audited)...................................    2

Consolidated Statements of Operations (Unaudited)
          Three Months Ended December 31, 1996 and 1995....................................................    3

Consolidated Statements of Cash Flows (Unaudited)
          Three Months Ended December 31, 1996 and 1995....................................................    4

Notes to Consolidated Financial Statements (Unaudited).....................................................    5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
         Operations........................................................................................   14


PART II.  OTHER INFORMATION:


Item 5. Other Information..................................................................................   17

Item 6. Exhibits and Reports on Form 8-K...................................................................   17


SIGNATURES.................................................................................................   18

                            HARVARD INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                    DECEMBER 31, 1996 AND SEPTEMBER 30, 1996
                           (In thousands of dollars)

                                                                                       December 31,   September 30,
                                                                                           1996           1996
    ASSETS                                                                             (Unaudited)     (Audited)
                                                                                      ------------   ------------

    Current assets:
      Cash and cash equivalents.........................................              $      1,317   $      1,107
      Accounts receivable, net..........................................                    80,793         99,581
      Inventories.......................................................                    60,756         53,901
      Prepaid expenses and other current assets.........................                     1,818          1,637
                                                                                      ------------   ------------
             Total current assets.......................................                   144,684        156,226

    Property, plant and equipment, net..................................                   298,179        300,673
    Intangible assets, net..............................................                   123,422        127,250
    Other assets, net...................................................                    35,087         33,556
                                                                                      ------------   ------------
                                                                                      $    601,372   $    617,705
                                                                                      ============   ============

    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

    Current liabilities:
      Current portion of long-term debt.................................              $     25,016   $      1,487
      Accounts payable..................................................                    73,483         89,073
      Accrued expenses..................................................                    72,221         66,949
      Income taxes payable..............................................                     4,651          5,875
                                                                                      ------------   ------------
             Total current liabilities..................................                   175,371        163,384

    Long-term debt......................................................                   358,724        359,116
    Postretirement benefits other than pensions.........................                   101,638        100,464
    Other ..............................................................                    27,019         25,970
                                                                                      ------------   ------------
             Total liabilities..........................................                   662,752        648,934
                                                                                      ------------   ------------
    14 1/4% Pay-In-Kind Exchangeable Preferred Stock,
       ($119,357 liquidation value at December 31, 1996 - includes
         $4,107 of undeclared dividends payable September 30, 1997).....                   118,719        114,495
                                                                                      ------------   ------------

     Shareholders' deficiency:
      Common Stock, $.01 par value; 30,000,000 shares authorized;
         shares issued and outstanding: 7,015,338 at December 31,
        1996 and 7,014,357 at September 30, 1996........................                        70             70
      Additional paid-in capital........................................                    38,033         42,245
      Additional minimum pension liability..............................                    (1,767)        (1,767)
      Foreign currency translation adjustment...........................                    (1,959)        (1,964)
      Accumulated deficit...............................................                  (214,476)      (184,308)
                                                                                      ------------   ------------
               Total shareholders' deficiency...........................                  (180,099)      (145,724)
                                                                                      ------------   ------------
    Commitments and contingent liabilities..............................

                                                                                      $    601,372   $    617,705
                                                                                      ============   ============






   See accompanying Notes to Consolidated Financial Statements (Unaudited).

                            HARVARD INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                  (Unaudited)
           (In thousands of dollars, except share and per share data)


                                                                                Three months ended
                                                                           -----------------------------
                                                                           December 31,     December 31,
                                                                               1996            1995
                                                                           -------------    ------------
   Sales...............................................................    $     187,261    $   210,536
                                                                           -------------    -----------

   Costs and expenses:
      Cost of sales....................................................          190,462        188,350
      Selling, general and administrative..............................           10,205         10,254
      Interest expense.................................................           12,188         10,050
      Amortization of goodwill.........................................            3,828          2,582
      Other (income) expense, net......................................              258            124
                                                                           -------------    -----------
          Total costs and expenses.....................................          216,941        211,360
                                                                           -------------    -----------

   Loss before income taxes............................................          (29,680)          (824)
   Provision for income taxes..........................................              488            900
                                                                           -------------    -----------

   Net (loss)..........................................................    $     (30,168)   $    (1,724)
                                                                           =============    ===========

   PIK preferred dividends and accretion...............................    $       4,224    $     3,710
                                                                           =============    ===========

   Net loss attributable to common shareholders........................    $     (34,392)   $    (5,434)
                                                                           =============    ===========

   Primary per common and common equivalent share:
      Loss per common and common equivalent share......................    $       (4.90)   $     (0.78)
                                                                           =============    ===========

      Weighted average number of common and  common equivalent
       shares outstanding..............................................        7,015,093      6,994,907
                                                                           =============    ===========







   See accompanying Notes to Consolidated Financial Statements (Unaudited).

                            HARVARD INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                  (UNAUDITED)
                           (In thousands of dollars)

                                                                                       Three months ended
                                                                                ---------------------------
                                                                                  December 31,   December 31,
                                                                                     1996           1995
                                                                                ------------   ------------
  Cash flows related to operating activities:
    Loss from continuing operations.........................................    $    (30,168)  $     (1,724)
    Add back (deduct) items not affecting cash and cash equivalents:
      Depreciation and amortization.........................................          17,236         12,509
      Loss on disposition of property, plant and equipment
       and property held for sale...........................................             308            291
      Postretirement benefits...............................................           1,666          1,928
    Changes in operating assets and liabilities of continuing operations, net of effects from acquisitions and reorganization items:
       Accounts receivable..................................................          18,788          6,743
       Inventories..........................................................          (6,855)        (7,052)
       Other current assets.................................................            (181)           395
       Accounts payable.....................................................         (15,590)          (576)
       Accrued expenses and income taxes payable............................           3,857         (3,172)
       Other noncurrent liabilities.........................................           1,101            495
                                                                                ------------   ------------

    Net cash provided by (used in) continuing operations....................          (9,838)         9,837
                                                                                ------------   ------------

  Cash flows related to investing activities:
    Acquisition of property, plant and equipment............................          (9,910)        (8,578)
    Cash flows related to discontinued operations...........................           -              1,858
    Proceeds from disposition of property, plant and equipment..............               3            663
    Net change in other noncurrent accounts.................................          (1,084)           197
                                                                                ------------   ------------

    Net cash used in investing activities...................................         (10,991)        (5,860)
                                                                                ------------   ------------

  Cash flows related to financing activities:
    Net borrowings under financing agreement................................          23,529          -
    Proceeds from exercise of stock options.................................              12          -
    Repayments of long-term debt............................................            (392)          (673)
    Pension fund payments pursuant to PBGC  settlement agreement............          (1,500)        (1,500)
    Payment of EPA settlements..............................................            (610)          (571)
                                                                                ------------   ------------

    Net cash provided by (used in) financing activities.....................          21,039         (2,744)
                                                                                ------------   ------------

  Net increase (decrease) in cash and cash equivalents......................             210          1,233
   Beginning of period......................................................           1,107         19,925
                                                                                ------------   ------------

   End of period............................................................    $      1,317   $     21,158
                                                                                ============   ============










    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                           HARVARD INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1996 AND 1995
                                 (Unaudited)
          (In thousands of dollars, except share and per share data)

NOTE 1

       The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the periods presented. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 1996 included in the Company's Annual Report on Form 10-K.

NOTE 2

       At December 31, 1996, the accrued costs of discontinued operations
("ESNA matter") are primarily related to legal costs, fines and penalties, subcontractor costs and severance pay. The ultimate cost of disposition of the ESNA matter, as well as the required funding of such cost, is dependent upon future events, the outcomes of which are not determinable at the present time. Such outcomes could have a material effect on the Company's financial condition, results of operations and/or liquidity. If it is ultimately determined that the deviations from specifications and certifications made in connection therewith, constitute violations of various statutory and regulatory provisions, the Company may, among other things, be subject to criminal prosecution, treble damages and penalties under the Civil False Claims Act or Racketeer Influenced and Corrupt Organization Act, as well as administrative sanctions, such as debarment from future government contracting.


NOTE 3

       During the three months ended December 31, 1996, the Company recorded an increase of $4,224 in its 14 1/4% Pay-In-Kind Exchangeable Preferred Stock ("PIK Preferred Stock") and a corresponding deduction in additional paid-in-capital to recognize (i) an accrual of 25% of the required 1997 dividend which is payable in shares of PIK Preferred Stock on September 30, 1997 and (ii) the accretion of the related difference between the fair value of such stock at August 23, 1992 and redemption value.

NOTE 4

       Net loss per common share is computed by dividing net loss after deducting accrued dividends and accretion related to PIK Preferred Stock by the weighted average number of common shares outstanding. No consideration was given in either period to equivalent shares related to stock options since such options are anti-dilutive.

NOTE 5

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

NOTE 6

       The differences between the statutory federal income tax rate and the Company's effective income tax rates result principally from having an operating profit in Canada and an operating loss in the U.S.

NOTE 7

       On December 20, 1996, the Company obtained an amendment to its financing agreement whereby the required EBITDA covenant was changed from the cumulative quarterly requirements of $12,092; $26,177; $48,042; and $63,607 for the year ending September 30, 1997 to $ 1,000; $11,000; $32,000; and $48,000.

NOTE 8

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

       Upon the sale or other disposition of a Guarantor or the sale or disposition of all or substantially all of the assets of a Guarantor (in each case other than to the Company or an affiliate of the Company) permitted by the indentures governing the Notes, such Guarantor will be released and relieved from all of its obligations under its Guaranty.
         The following condensed consolidating information presents:

       1. Condensed balance sheets as of December 31, 1996 and September 30, 1996 and condensed statements of operations and cash flows for the three months ended December 31, 1996 and 1995.

       2. The Parent Company and Combined Guarantor Subsidiaries with their investments in subsidiaries accounted for on the equity method.

       3. Elimination entries necessary to consolidate the Parent Company and all of its subsidiaries.

       4. The Parent Company, pursuant to the terms of an interest bearing note with Guarantor Subsidiaries, has included in their allocation of expenses, interest expense for the three months ended December 31, 1996 and 1995, respectively.

       The Company believes that providing the following condensed consolidating information is of material interest to investors in the Notes and has not presented separate financial statements for each of the Guarantors.

                            HARVARD INDUSTRIES, INC.
                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1996
                            (In thousands of dollars)

                                                                 Combined        Combined
                                                      Parent     Guarantor       Non-Guarantor
                                                      Company    Subsidiaries    Subsidiaries      Eliminations   Consolidated
                                                      -------    ------------    ------------      ------------   ------------
  ASSETS
  Current assets:
    Cash and cash equivalents.....................  $   4,996     $      205      $   (3,884)   $        -         $     1,317
    Accounts receivable, net......................      5,238         70,190           5,365             -              80,793
    Inventories...................................      4,822         52,795           3,139             -              60,756
    Prepaid expenses and other current assets.....        755          1,047              16             -               1,818
                                                    ---------     ----------      ----------    ----------------   -----------
        Total current assets......................     15,811        124,237           4,636             -             144,684
  Investment in Subsidiaries......................    283,204         41,907            -               (325,111)     -
  Property, plant and equipment, net..............      4,532        283,539          10,108             -             298,179
  Intangible assets, net..........................       -           123,422            -                -             123,422
  Intercompany receivables........................    412,341        233,388          35,225            (680,954)     -
  Other assets....................................     27,060          7,991              36             -              35,087
                                                    ---------     ----------      ----------    ----------------   -----------
                                                    $ 742,948     $  814,484      $   50,005    $     (1,006,065)  $   601,372
                                                    =========     ==========      ==========    ================   ===========
  LIABILITIES AND SHAREHOLDERS'
    EQUITY (DEFICIT)
  Current liabilities:
    Current portion of long-term debt.............  $   3,404     $   21,612      $     -       $        -         $    25,016
    Accounts payable..............................      2,127         68,596           2,760             -              73,483
    Accrued expenses..............................     29,677         42,563             (19)            -              72,221
    Income taxes payable..........................       (982)         1,245           4,388             -               4,651
                                                    ---------     ----------      ----------    ----------------   -----------
        Total current liabilities.................     34,226        134,016           7,129             -             175,371
  Long-term debt..................................    300,445         58,279            -                -             358,724
  Postretirement benefits other than  pensions....       -           101,638            -                -             101,638
  Intercompany payables...........................    465,703        215,251            -               (680,954)         -
  Other...........................................      3,954         22,096             969             -              27,019
                                                    ---------     ----------      ----------    ----------------   -----------
        Total liabilities.........................    804,328        531,280           8,098            (680,954)      662,752
                                                    ---------     ----------      ----------    ----------------   -----------
  PIK Preferred...................................    118,719           -               -                -             118,719
                                                    ---------     ----------      ----------    ----------------   -----------

  Shareholders' equity (deficiency):
    Common stock and additional
      paid-in-capital.............................     38,103         73,054             135             (73,189)       38,103
    Additional minimum pension liability..........     (1,767)        (1,767)           -                  1,767        (1,767)
    Foreign currency translation adjustment.......     (1,959)        (1,959)         (1,959)              3,918        (1,959)
    Retained earnings (deficit)...................   (214,476)       213,876          43,731            (257,607)     (214,476)
                                                    ---------     ----------      ----------    ----------------   -----------
      Total shareholders' equity (deficit)........   (180,099)       283,204          41,907            (325,111)     (180,099)
                                                    ---------     ----------      ----------    ----------------   -----------
                                                    $ 742,948     $  814,484      $   50,005    $     (1,006,065)  $   601,372
                                                    =========     ==========      ==========    ================   ===========

                            HARVARD INDUSTRIES, INC.
                           CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 1996
                            (In thousands of dollars)

                                                                   Combined        Combined
                                                        Parent     Guarantor       Non-Guarantor
                                                        Company    Subsidiaries    Subsidiaries     Eliminations  Consolidated
                                                        -------    ------------    ------------     ------------  ------------
  ASSETS
  Current assets:
    Cash and cash equivalents....................... $   (1,655) $    4,367      $       (1,605)  $     -     $           1,107
    Accounts receivable, net........................      5,925      88,124               5,532         -                99,581
    Inventories.....................................      5,056      46,312               2,533         -                53,901
    Prepaid expenses and other current assets.......        372       1,265                -            -                 1,637
                                                     ----------  ----------      --------------   ----------  -----------------
      Total current assets..........................      9,698     140,068               6,460         -               156,226
  Investment in Subsidiaries........................    296,822      41,877                -        (338,699)          -
  Property, plant and equipment, net................      4,747     286,575               9,351         -               300,673
  Intangible assets, net............................       -        127,250                -            -               127,250
  Intercompany receivables..........................    394,988     222,486              16,134     (633,608)          -
  Other assets......................................     25,428       8,092                  36         -                33,556
                                                     ----------  ----------      --------------   ----------  -----------------
                                                     $  731,683  $  826,348      $       31,981   $ (972,307) $         617,705
                                                     ==========  ==========      ==============   ==========  =================
  LIABILITIES AND SHAREHOLDERS'
    DEFICIENCY
  Current liabilities:
    Current portion of long-term debt............... $     -     $    1,487      $         -      $     -     $           1,487
    Accounts payable................................      3,711      81,975               3,387         -                89,073
    Accrued expenses ...............................     19,947      47,002                -            -                66,949
    Income taxes payable ...........................          5       1,169               4,701         -                 5,875
                                                     ----------  ----------      --------------   ----------  -----------------
         Total current liabilities..................     23,663     131,633               8,088         -               163,384
  Long-term debt....................................    300,445      58,671                -            -               359,116
  Postretirement benefits other than
      pensions......................................       -        100,464                -            -               100,464
  Intercompany payables.............................    435,038     217,523             (18,953)    (633,608)          -
  Other.............................................      3,766      21,235                 969         -                25,970
                                                     ----------  ----------      --------------   ----------  -----------------
         Total liabilities..........................    762,912     529,526              (9,896)    (633,608)           648,934
                                                     ----------  ----------      --------------   ----------  -----------------
  PIK Preferred.....................................    114,495        -                   -            -               114,495
                                                     ----------  ----------      --------------   ----------  -----------------

  Shareholders' deficiency:
    Common stock and additional
      paid-in-capital...............................     42,315      73,054                 135      (73,189)            42,315
    Additional minimum pension liability............     (1,767)     (1,767)               -           1,767             (1,767)
    Foreign currency translation adjustment.........     (1,964)     (1,952)             (1,952)       3,904             (1,964)
    Accumulated deficit.............................   (184,308)    227,487              43,694     (271,181)          (184,308)
                                                     ----------  ----------      --------------   ----------  -----------------
         Total shareholders' deficiency.............   (145,724)    296,822              41,877     (338,699)          (145,724)
                                                     ----------  ----------      --------------   ----------  -----------------
                                                     $  731,683  $  826,348      $       31,981   $ (972,307) $         617,705
                                                     ==========  ==========      ==============   ==========  =================

                            HARVARD INDUSTRIES, INC.
                  CONSOLIDATING INCOME STATEMENTS OF OPERATIONS
                      THREE MONTHS ENDED DECEMBER 31, 1996
                            (In thousands of dollars)

                                                                    Combined       Combined
                                                         Parent     Guarantor    Non-Guarantor
                                                         Company  Subsidiaries   Subsidiaries Elimination    Consolidated
                                                      ----------  ------------   ----------   ----------    --------------
  Sales.............................................. $    6,991  $  174,502     $    5,768   $     -       $      187,261
                                                      ----------  ----------     ----------   ----------    --------------

  Costs and expenses:
    Cost of sales....................................      6,580     178,779          5,103         -              190,462
    Selling, general and administrative..............      2,558       7,647           -            -               10,205
    Interest expense.................................      9,246       2,897             45         -               12,188
    Amortization of goodwill.........................       -          3,828           -            -                3,828
    Other (income) expense, net......................        (46)        301              3         -                  258
    Equity in (income) loss of
      subsidiaries...................................     24,201         (37)          -         (24,164)          -
    Allocated expenses...............................     (5,380)      4,961            419         -              -
                                                      ----------  ----------     ----------   ----------    --------------
        Total costs and expenses.....................     37,159     198,376          5,570      (24,164)          216,941
                                                      ----------  ----------     ----------   ----------    --------------

  Income (loss) before income taxes..................    (30,168)    (23,874)           198       24,164           (29,680)
  Provision for income taxes.........................       -            327            161         -                  488
                                                      ----------  ----------     ----------   ----------    --------------

     Net income (loss)............................... $  (30,168) $  (24,201)    $       37   $   24,164    $      (30,168)
                                                      ==========  ==========     ==========   ==========    ==============

                            HARVARD INDUSTRIES, INC.
                  CONSOLIDATING INCOME STATEMENTS OF OPERATIONS
                      THREE MONTHS ENDED DECEMBER 31, 1995
                            (In thousands of dollars)

                                                                    Combined       Combined
                                                        Parent      Guarantor      Non-Guarantor
                                                        Company     Subsidiaries   Subsidiaries  Elimination  Consolidated
                                                        -------     ------------   ------------  -----------  ------------
  Sales............................................. $    9,004       $  194,137     $    7,395  $     -     $     210,536
                                                     ----------       ----------     ----------  ----------  -------------

  Costs and expenses:
    Cost of sales...................................      8,238          173,948          6,164                    188,350
    Selling, general and administrative.............      2,774            7,479              1        -            10,254
    Interest expense................................      9,220              830                       -            10,050
    Amortization of goodwill........................       -               2,582           -           -             2,582
    Other (income) expense, net.....................         62               44             18        -               124
    Equity in (income) loss of  subsidiaries........     (2,025)            (243)          -          2,268         -
    Allocated expenses..............................     (6,178)           5,665            513        -            -
                                                     ----------       ----------     ----------  ----------  -------------
        Total costs and expenses....................     12,091          190,305          6,696       2,268        211,360
                                                     ----------       ----------     ----------  ----------  -------------

  Income (loss) before income taxes.................     (3,087)           3,832            699      (2,268)          (824)
  Provision for income taxes........................     (1,363)           1,807            456        -               900
                                                     ----------       ----------     ----------  ----------  -------------

     Net income (loss).............................. $   (1,724)      $    2,025     $      243  $   (2,268) $      (1,724)
                                                     ==========       ==========     ==========  ==========  =============

                           HARVARD INDUSTRIES, INC.
                    CONSOLIDATING STATEMENT OF CASH FLOWS
                     THREE MONTHS ENDED DECEMBER 31, 1996
                          (In thousands of dollars)

                                                                                 Combined      Combined
                                                                    Parent       Guarantor    Non-Guarantor
                                                                   Company      Subsidiaries  Subsidiaries Elimination Consolidated
                                                                 -------------  ------------  -----------  ----------- ------------
Cash flows related to operating activities:
  Net income (loss)............................................. $     (30,168) $    (24,201) $        37  $   24,164  $   (30,168)
  Add back (deduct) items not affecting
   cash and cash equivalents:
    Equity in (income) loss of subsidiaries.....................        24,201           (37)       -         (24,164)       -
    Depreciation and amortization...............................           760        16,269          207        -          17,236
    Disposition of property, plant and
     equipment and property held for sale.......................        -                308        -            -             308
    Postretirement benefits.....................................        -              1,666        -            -           1,666
  Changes in operating assets and liabilities:
    Accounts receivable.........................................           687        17,934          167        -          18,788
    Inventories.................................................           234        (6,483)        (606)       -          (6,855)
    Other current assets........................................          (383)          218          (16)       -            (181)
    Accounts payable............................................        (1,584)      (13,379)        (627)       -         (15,590)
    Accrued expenses and income taxes payable...................         8,904        (4,715)        (332)       -           3,857
   Other noncurrent liabilities.................................        -              1,101        -            -           1,101
                                                                 -------------  ------------  -----------  ----------  -----------


    Net cash provided by (used in) operations...................         2,651       (11,319)      (1,170)       -          (9,838)
                                                                 -------------  ------------  -----------  ----------  -----------

Cash flows related to investing activities:
  Acquisition of property, plant and equipment..................            (5)       (8,903)      (1,002)       -          (9,910)
  Proceeds to date from sale of discontinued operations.........        -              -            -            -               0
  Proceeds from disposition of property,
    plant and equipment.........................................        -                  3        -            -               3
  Net change in other noncurrent accounts.......................          (129)         (993)          38        -          (1,084)
                                                                 -------------  ------------  -----------  ----------  -----------

Net cash provided by (used in) investing activities.............          (134)       (9,893)        (964)       -         (10,991)
                                                                 -------------  ------------  -----------  ----------  -----------

Cash flows related to financing activities:
  Net borrowings under revolver.................................         3,404        20,125        -            -          23,529
  Proceeds from exercise of stock options.......................            12         -            -            -              12
  Repayments of long-term debt..................................        -               (392)       -            -            (392)
  Pension fund payment pursuant to PBGC settlement agreement....        (1,500)        -            -            -          (1,500)
  Payment of EPA settlements....................................          (511)          (99)       -            -            (610)
  Net changes in intercompany balances..........................         2,729        (2,584)        (145)       -           -
                                                                 -------------  ------------  -----------  ----------  -----------

Net cash provided by (used in)  financing activities............         4,134        17,050         (145)       -          21,039
                                                                 -------------  ------------  -----------  ----------  -----------

Net increase (decrease) in cash and cash equivalents............         6,651        (4,162)      (2,279)       -             210

Cash and cash equivalents:
  Beginning of period...........................................        (1,655)        4,367       (1,605)       -           1,107
                                                                 -------------  ------------  -----------  ----------  -----------

  End of period................................................. $       4,996  $        205  $    (3,884) $     -     $     1,317
                                                                 =============  ============  ===========  ==========  ===========

                            HARVARD INDUSTRIES, INC.
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      THREE MONTHS ENDED DECEMBER 31, 1995
                            (In thousands of dollars)

                                                                              Combined      Combined
                                                                    Parent   Guarantor     Non-Guarantor
                                                                    Company  Subsidiaries  Subsidiaries  Elimination  Consolidated
                                                                    -------  ------------  ------------  -----------  ------------
Cash flows related to operating activities:
  Income (loss) from continuing operations.......................$   (1,724) $    2,025  $      243    $    (2,268)  $     (1,724)
  Add back (deduct) items not affecting
   cash and cash equivalents:
    Equity in (income) loss of subsidiaries......................    (2,025)       (243)       -             2,268      -
    Depreciation and amortization................................       880      11,378         251           -            12,509
    Loss on disposition of property, plant and
     equipment and property held for sale........................      -            291        -              -               291
    Postretirement benefits......................................      -          1,928        -              -             1,928
  Changes in operating assets and liabilities:
    Accounts receivable..........................................        57       7,641        (955)          -             6,743
    Inventories..................................................      (440)     (6,739)        127           -            (7,052)
    Other current assets.........................................      (403)        797           1           -               395
    Accounts payable.............................................     1,276      (2,337)        485           -              (576)
    Accrued expenses and income taxes payable....................     5,716     (11,091)      2,192             11         (3,172)
    Other noncurrent liabilities.................................      -            495        -              -               495
                                                                 ----------  ----------  ----------    -----------   ------------


          Net cash provided by (used in) operations..............     3,337       4,145       2,344             11          9,837
                                                                 ----------  ----------  ----------    -----------   ------------

Cash flows related to investing activities:
  Acquisition of property, plant and equipment...................      (253)     (7,834)       (491)          -            (8,578)
  Cash flows related to discontinued operations..................     1,858        -           -              -             1,858
  Proceeds from disposition of property, plant and equipment.....      -            663        -              -               663
  Net change in other noncurrent accounts........................      (343)      3,977      (3,457)            20            197
                                                                 ----------  ----------  ----------    -----------   ------------

Net cash provided by (used in) investing activities..............     1,262      (3,194)     (3,948)            20         (5,860)
                                                                 ----------  ----------  ----------    -----------   ------------

Cash flows related to financing activities:
  Repayments of long-term debt...................................        (8)       (665)       -              -              (673)
  Pension fund payments pursuant to PBGC settlement agreement ...      -         (1,500)       -              -            (1,500)
  Payment of EPA settlements.....................................      (469)        (15)        (87)          -              (571)
  Net changes in intercompany balances...........................    (3,666)      4,626        (960)                       -
                                                                 ----------  ----------  ----------    -----------   ------------

Net cash provided by (used in)  financing activities.............    (4,143)      2,446      (1,047)             0         (2,744)
                                                                 ----------  ----------  ----------    -----------   ------------

Net increase (decrease) in cash and cash equivalents.............       456       3,397      (2,651)            31          1,233

Cash and cash equivalents:
  Beginning of period............................................    18,645      (2,180)      3,491            (31)        19,925
                                                                 ----------  ----------  ----------    -----------   ------------

  End of period..................................................$   19,101  $    1,217  $      840    $      -      $     21,158
                                                                 ==========  ==========  ==========    ===========   ============

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

         Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Quarterly Report, particularly the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include failure to achieve desired productivity results of the Doehler-Jarvis operations, unanticipated increases in launch and other operating costs, a reduction in, or inconsistent demand for passenger cars and light trucks, the inability to finalize the definitive agreements for the program modifications with the major customer, described below, the inability to attain future EBITDA requirements under the Company's Financing Agreement, failure of the Company to sell off its Harman Automotive and non-core Harvard Interiors operations or other factors and earlier than anticipated and/or increased costs of resolving the ESNA matter.


GENERAL

         The Company's results of operations have been adversely impacted during the three months ended December 31, 1996 by the following conditions: decline in sales; losses related to a Manifold Program between Doehler-Jarvis and a major customer which was launched in fiscal 1995; operational inefficiencies at Doehler-Jarvis' Toledo and Pottstown plants, including the impact of significant overtime resulting from operating the Toledo plant on a seven day week basis; and the effects of the October 1996 General Motors "GM" strike. As a result, Doehler-Jarvis operations incurred negative gross margins (cost of sales exceeded revenues) of over 10% for its entire operation, including the Manifold Program.

         On July 25, 1996, the Company reached an agreement in principle with a major customer to program modifications to the Manifold Program discussed above. The Company and the customer have gone forward with certain elements of the agreement. The Company and the customer are in the process of negotiating definitive documents concerning the program modifications for the Manifold Program. There is no assurance that the negotiations will be concluded successfully.

RESULTS OF OPERATIONS

Three Months Ended December 31, 1996 Compared to Three Months Ended December 31,1995

       Sales. Consolidated sales decreased $23,275, or 11.1%. Approximately $10,000 of the decrease relates to sales declines in Harman Automotive and Harvard Interiors both of which are available for sale and approximately $6,000 is attributable to a 13.4% decline in average aluminum prices that were passed on to customers. The balance of the decline was due primarily to the October 1996 GM strike and lower tooling sales.

       Gross Profit. The consolidated gross profit expressed as a percentage of sales (the "gross profit margin") decreased from 10.5% to a gross loss of 1.7%. The decrease in the gross profit margin resulted primarily from operational inefficiencies at the Company's Doehler-Jarvis subsidiary, from the effects of decreased sales mentioned above and increased depreciation expense.

       Selling, General and Administrative Expenses. Selling,general and administrative expenses remained constant for both periods. As a percentage of sales, such expenses increased from 4.9% to 5.4%.

       Interest Expense. Interest expense increased from $10,050 to $12,188, or 21.3%. The increase in interest expense results from borrowings in the current period under its Financing Agreement.

       Goodwill. The increase of $1,246 in goodwill amortization is attributable to the change in the life of goodwill amortization related to the acquisition of Doehler-Jarvis from 15 years to 10 years.

       Provision for Income Taxes. The decrease in the provision for income taxes results from a decrease in operating profit in Canada.

       Net Loss. The net loss increased from $1,724 to $30,168 for the reasons described above.


LIQUIDITY AND CAPITAL RESOURCES

       For the three months ended December 31, 1995, the Company generated $9,837 of cash from operations while there was a negative cash from operations of $9,838 for the three months ended December 31, 1996. The Company increased its borrowings under its Financing Agreement to fund the negative cash flow from operations, investing activities of $10,991 and various payments related to financing activities aggregating approximately $2,500. The Company had a deficiency of earnings over fixed charges and dividends on preferred stock of $33,904 and $4,534 for the three months ended December 31, 1996 and 1995, respectively.

Financing Agreement. The Company's borrowing under the revolving credit portion of its Financing Agreement amounted to $32,363 at December 31, 1996 and standby letters of credit outstanding amounted to $18,500. The Company expects it will be required to borrow to the maximum available amount under the Financing Agreement for the balance of the year. The Company at December 31, 1996 has reflected in its balance sheet as long-term debt its $30,000 term loan and $8,834 of its revolving line of credit, since it is in compliance with the EBITDA requirements of its Financing Agreement, as amended. The Company expects to be in compliance with such quarterly convenant through September 30, 1997. There is no assurance, however, that the Company ultimately will be in compliance with such future requirements. Also, based on current projections, the Company expects that its accounts receivable collateral will exceed the collateral required under the borrowing limits of its Financing Agreement. The Company has had preliminary discussions with The CIT Group/Business Credit, Inc., regarding increasing the Company's line of credit, to permit using the additional projected borrowing capacity if necessary. There can be no assurance, however, that such an increase in the line of credit will occur.

Other. See "Capital Expenditures" with respect to the adoption by the Company of other short-term strategic alternatives.

       Capital Expenditures. The Company expects that approximately $12,000 of its forecasted capital expenditures for 1997 will be handled as operating leases under a commitment letter, dated January 24, 1997 with Sun Financial Group, Inc./ GATX Corporation. Approximately $4,000 of equipment was funded under this arrangement on February 10, 1997. The Company also intends, if necessary, to use the net proceeds from any possible sale of Harman to reduce revolving loans allowing additional flexibility to fund capital expenditures. There is no assurance that such sale of Harman will occur, in which case the Company will pursue more operating leases and/or delay capital expenditures to the extent practical. The Company is also in the process of investigating other short-term strategic alternatives including, among other things, the sale of certain assets and businesses.

       Loss of Ford Business. Effective January 1997, the Company was advised by Ford Motor Company that approximately $8,000 of sales during the year ended September 30, 1996 (related to mid-size passenger car front wheel drive aluminum transmission housings) would be resourced to a competitor due to the inability of the Doehler-Jarvis Toledo plant to maintain delivery dates compatible with customer demands. This resulted from the over-capacity situation at this plant. The Company retained a nationally prominent management consulting firm to address this problem.

       ESNA. The Company believes that the 1997 estimated costs of the ESNA matter, exclusive of possible fines, damages and penalties, if any, will not be material. Such costs relate to carrying costs of the Union, N.J. facility, severance payments, subcontract costs and costs associated with the Company's ongoing participation in the Department of Defense Voluntary Disclosure Program. However, the ultimate cost of disposition of this matter, as well as the required funding of such costs, depends upon future events, the outcomes of which are not determinable at the present time, including the Company receiving favorable consideration from the government as a result of its admission into the Voluntary Disclosure Program. Such outcomes could have a material effect on the Company's financial condition, results of operations and/or liquidity. If it is ultimately determined that the deviations from specifications and certifications made in connection therewith constitute violations of various statutory and regulatory provisions, the Company may, among other things, be subject to criminal prosecution, treble damages and penalties under the Civil False Claims Act or Racketeer Influenced and Corrupt Organization Act, as well as administrative sanctions, such as debarment from future government contracting.



       Outlook for 1997. The Company is currently forecasting a net loss for both the second quarter and the year ending September 30, 1997.

                          PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION.

        On February 12, 1997, Mr. Vincent J. Naimoli, Chairman of the Board, President and Chief Executive Officer of the Company resigned from these positions. The Company's Board of Directors accepted the resignation and named Mr. John W. Adams as Chairman of the Board and Chief Executive Officer and Mr. Roger L. Burtraw as President. Mr. Naimoli will continue his involvement with the Company as a consultant, and will assist the Board in the search for a new Chief Executive Officer.

        Mr. Adams has been a member of the Board of Directors since October 1994. He has been President of Smith Management Company, an investment firm, since 1984. Mr. Burtraw has been Executive Vice President of the Company since August 1995 and Senior Vice President from January 1993 to August 1995. Prior to that, he was President of the Company's subsidiary, The Kingston-Warren Corporation, from April 1991 to January 1993.

        In connection with Mr. Naimoli's resignation, the Company, Mr. Naimoli and his affiliated corporation entered into a Termination, Consulting and Release Agreement, dated as of February 12, 1997, a copy of which is filed as
Exhibit 10.29 to this Quarterly Report on Form 10-Q, and which is incorporated herein by reference thereto.

        The Ratio of Earnings to Fixed Charges and Dividends on Preferred Stock, and the supporting computation thereof, are filed as Exhibit 12.1 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

10.29 Termination, Consulting and Release Agreement, dated as of February 12, 1997, among the Registrant, Anchor Industries International, Inc. and Vincent J. Naimoli.

12.1 Computation of Ratio of Earnings to Fixed Charges and Dividends on Preferred Stock.

27      Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K:

        A Current Report on form 8-K was filed under date of October 30, 1996 during the quarter ended December 31, 1996, with respect to the Financing Agreement between the Company and The CIT Group/Business Credit, Inc., as Agent and Lender.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized



                                        HARVARD INDUSTRIES INC
                                        ----------------------
                                             (Registrant)




          February 14, 1997             /s/ Joseph J. Gagliardi
                                        ------------------------------
                                        Joseph J. Gagliardi
                                        Vice President Finance and
                                        Chief Financial Officer
                                        (Principal Financial Officer)




          February 14, 1997             /s/ William J. Warren
                                        ------------------------------
                                        William J. Warren
                                        Vice President and
                                        Chief Accounting Officer
                                        (Principal Accounting Officer)

                                EXHIBIT INDEX


EXHIBIT NO.                        DESCRIPTION
NO.

10.29    Termination, Consulting and Release Agreement, dated as of February 12,
         1997, among the Registrant, Anchor Industries International, Inc. and
         Vincent J. Naimoli.

12.1     Computation of Ratio of Earnings to Fixed Charges and Dividends on
         Preferred Stock.

27       Financial Data Schedule (for SEC use only).