Form 10-Q
period 1997-03-31
HARVARD INDUSTRIES INC
filed 1997-05-08
CIK 46012

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 8, 1997

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             --------------------
                                  FORM 10-Q
            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM               TO
                         COMMISSION FILE NO. 0-21362

                             ------------------

                          HARVARD INDUSTRIES, INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


FLORIDA                                   21-0715310
(STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

2502 N. ROCKY POINT DRIVE, SUITE  960
TAMPA, FLORIDA                            33607
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)  (ZIP CODE)
                               (813) 288-5000
            (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                             ------------------
     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES (X) NO ( )

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT. YES (X) NO ( )

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
THE NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK, AS OF MAY 1, 1997, WAS 7,026,587.

================================================================================

                          HARVARD INDUSTRIES, INC.

                                    INDEX




PART I.   FINANCIAL INFORMATION:                                                        PAGE
                                                                                        ----

Item 1.  Financial Statements:

Consolidated Balance Sheets
      March 31, 1997 (Unaudited) and September 30, 1996 (Audited)......................... 2

Consolidated Statements of Operations (Unaudited)
      Three and Six Months Ended March 31, 1997 and 1996.................................. 3

Consolidated Statements of Cash Flows (Unaudited)
      Six Months Ended March 31, 1997 and 1996............................................ 4

Notes to Consolidated Financial Statements - (Unaudited).................................. 5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations.......................................................................14

PART II.  OTHER INFORMATION:

Item 5.  Other Information................................................................18

Item 6.  Exhibits and Reports on Form 8-K.................................................18


SIGNATURES................................................................................19

                          HARVARD INDUSTRIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                    MARCH 31, 1997 AND SEPTEMBER 30, 1996
                          (In thousands of dollars)

                                                                                           March 31,    September 30,
                                                                                             1997           1996
    ASSETS                                                                                (Unaudited)     (Audited)
                                                                                          ----------    ------------

    Current assets:
      Cash and cash equivalents............................................              $     2,448   $       1,107
      Accounts receivable, net.............................................                  100,762          99,581
      Inventories..........................................................                   57,896          53,901
      Prepaid expenses and other current assets............................                    2,224           1,637
                                                                                         -----------   -------------
             Total current assets..........................................                  163,330         156,226

    Property, plant and equipment, net.....................................                  275,623         300,673
    Intangible assets, net.................................................                    5,209         127,250
    Other assets, net......................................................                   34,401          33,556
                                                                                         -----------   -------------
                                                                                         $   478,563   $     617,705
                                                                                         ===========   =============
    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

    Current liabilities:
      Debt in default......................................................              $   398,147   $           -
      Current portion of long term debt....................................                        -           1,487
      Accounts payable.....................................................                  102,614          89,073
      Accrued expenses.....................................................                   68,959          66,949
      Income taxes payable.................................................                    3,582           5,875
                                                                                         -----------   -------------
             Total current liabilities.....................................                  573,302         163,384

    Long-term debt.........................................................                                  359,116
    Postretirement benefits other than pensions............................                  103,385         100,464
    Other .................................................................                   31,375          25,970
                                                                                         -----------   -------------
             Total liabilities.............................................                  708,062         648,934
                                                                                         -----------   -------------
    14 1/4% Pay-In-Kind Exchangeable Preferred Stock,
       ($123,464 liquidation value at March 31, 1997 - includes
        $8,214 of undeclared dividends payable September 30, 1997).........                  122,943         114,495
                                                                                         -----------   -------------
     Shareholders' deficiency:
      Common Stock, $.01 par value; 30,000,000 shares authorized;
        shares issued and outstanding: 7,017,767 at March 31,
        1997  and  7,014,357 at September 30, 1996.........................                       70              70
      Additional paid-in capital...........................................                   33,820          42,245
      Additional  minimum pension liability................................                   (1,767)         (1,767)
      Foreign currency translation adjustment..............................                   (1,935)         (1,964)
      Accumulated deficit..................................................                 (382,630)       (184,308)
                                                                                         -----------   -------------
             Total shareholders' deficiency................................                 (352,442)       (145,724)
                                                                                         -----------   -------------
    Commitments and contingent liabilities.................................

                                                                                         $   478,563   $     617,705
                                                                                         ===========   =============





   See accompanying Notes to Consolidated Financial Statements (Unaudited).

                           HARVARD INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE AND SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (Unaudited)
          (In thousands of dollars, except share and per share data)


                                                           Three months ended       Six months ended
                                                         ----------------------  ----------------------
                                                          March 31,   March 31,   March 31,   March 31,
                                                             1997        1996        1997        1996
                                                         ----------  ----------  ----------  ----------

Sales................................................    $  209,226  $  200,821  $  396,487  $  411,357
                                                         ----------  ----------  ----------  ----------

Costs and expenses:
   Cost of sales.....................................       209,972     196,426     400,434     384,776
   Selling, general and administrative...............        14,385      11,945      24,590      22,199
   Interest expense..................................        12,144      10,311      24,332      20,361
   Amortization of goodwill..........................         3,828       2,582       7,656       5,164
   Other (income) expense, net.......................         1,539         (30)      1,797          94
   Impairment of long-lived assets...................       134,987           -     134,987           -
                                                         ----------  ----------  ----------  ----------
       Total costs and expenses......................       376,855     221,234     593,796     432,594
                                                         ----------  ----------  ----------  ----------

Loss before income taxes.............................      (167,629)    (20,413)   (197,309)    (21,237)
Provision for income taxes...........................           525         549       1,013       1,449
                                                         ----------  ----------  ----------  ----------
Net loss.............................................    $ (168,154) $  (20,962) $ (198,322) $  (22,686)
                                                         ==========  ==========  ==========  ==========
PIK preferred dividends and accretion................    $    4,224  $    3,712  $    8,448  $    7,422
                                                         ==========  ==========  ==========  ==========
Net loss attributable to common shareholders.........    $ (172,378) $  (24,674) $ (206,770) $  (30,108)
                                                         ==========  ==========  ==========  ==========

Primary per common and common equivalent share:
   Loss per common and common equivalent share.......    $   (24.57) $    (3.53) $   (29.47) $    (4.30)
                                                         ==========  ==========  ==========  ==========

Weighted average number of common and  common
   equivalent shares outstanding.....................     7,017,160   6,997,157   7,016,126   6,996,032
                                                         ==========  ==========  ==========  ==========




   See accompanying Notes to Consolidated Financial Statements (Unaudited).

                           HARVARD INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (Unaudited)
                          (In thousands of dollars)

                                                                                             Six months ended
                                                                                        -------------------------
                                                                                          March 31,     March 31,
                                                                                             1997         1996
                                                                                        -----------   -----------

  Cash flows related to operating activities:
    Loss from continuing operations.....................................                $  (198,322)  $  (22,686)
    Add back (deduct) items not affecting cash and cash equivalents:
      Depreciation and amortization.....................................                     34,718       25,901
      Impairment of long-lived assets...................................                    134,987            -
      Loss on disposition of property, plant and equipment
       and property held for sale.......................................                      1,208          982
      Postretirement benefits...........................................                      3,499        3,848
    Changes in operating assets and liabilities of continuing operations, net of effects from acquisitions and reorganization items:
      Accounts receivable...............................................                     (1,181)       1,871
      Inventories.......................................................                     (3,995)       1,853
      Other current assets..............................................                       (587)         167
      Accounts payable..................................................                     13,541       (6,870)
      Accrued expenses and income taxes payable.........................                      2,166      (16,064)
      Other noncurrent liabilities......................................                      4,977          474
                                                                                        -----------   ----------

    Net cash used in continuing operations..............................                     (8,989)     (10,524)
                                                                                        -----------   ----------

  Cash flows related to investing activities:
    Acquisition of property, plant and equipment........................                    (20,313)     (20,787)
    Cash flows related to discontinued operations.......................                        204        2,673
    Proceeds from disposition of property, plant and equipment..........                        395          663
    Net change in other noncurrent accounts.............................                     (2,889)      (1,070)
                                                                                        -----------   ----------

    Net cash used in investing activities...............................                    (22,603)     (18,521)
                                                                                        -----------   ----------

  Cash flows related to financing activities:
    Net borrowings under financing/credit agreement.....................                     38,274       18,000
    Proceeds from sale of stock/exercise of stock options...............                         23           29
    Repayments of long-term debt........................................                       (730)      (1,366)
    Pension fund payments pursuant to PBGC settlement agreement.........                     (3,000)      (3,000)
    Payment of EPA settlements..........................................                     (1,634)        (810)
                                                                                        -----------   ----------

    Net cash provided by financing activities...........................                     32,933       12,853
                                                                                        -----------   ----------

  Net increase (decrease) in cash and cash equivalents..................                      1,341      (16,192)
   Beginning of period..................................................                      1,107       19,925
                                                                                        -----------   ----------

   End of period........................................................                $     2,448   $    3,733
                                                                                        ===========   ==========




   See accompanying Notes to Consolidated Financial Statements (Unaudited).

                           HARVARD INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1997 AND 1996
                                 (UNAUDITED)
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1

     The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods presented. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 1996 included in the Company's Annual Report on Form 10-K.

NOTE 2

     On May 8, 1997, Harvard Industries, Inc. (the "Company") and substantially all of its subsidiaries (the "Company" and such subsidiaries hereinafter sometimes designated the "Debtors") filed voluntary petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Delaware. Under Chapter 11, certain claims against the Debtors arising prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtors continue business operations as debtors-in-possession ("DIP"). Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured by liens against the Debtors' assets ("secured claims") also are stayed as to enforcement.

     The Debtors have requested approval from the Bankruptcy Court to pay or otherwise honor certain prepetition obligations, including employee wages, salaries and other compensation, employee medical, pension and similar benefits, reimbursable employee expenses and certain workers' compensation, as well as continuation of prepetition customer practices with respect to warranty, refunds and return policies.

     The accompanying financial statements do not reflect any effect of the bankruptcy filing, except for the reclassification of long-term debt as discussed in Note 9.

NOTE 3

     On three separate occasions in fiscal 1994, the Company became aware that certain products of its ESNA division were not manufactured and/or tested in accordance with required specifications at its Union, New Jersey and/or Pocahontas, Arkansas facility. These fastener products were sold to the United States Government and other customers for application in the construction of aircraft engines and air frames. In connection therewith, the Company notified the Department of Defense Office of Inspector General ("DoD/OIG") and, upon request, was admitted into the Voluntary Disclosure Program of the Department of Defense (the "ESNA matter").

     At March 31, 1997, the remaining accrued costs of discontinued operations (the "ESNA matter") are primarily related to legal costs, fines and penalties, severance pay and certain building carrying costs. The ultimate cost of disposition of the ESNA matter, as well as the required funding of such cost, is dependent upon future events, the outcomes of which are not determinable at the present time. Such outcomes could have a material effect on the Company's
financial condition, results of operations and/or liquidity.   If it is
ultimately determined that the deviations from specifications and certifications made in connection therewith constitute violations of various statutory and regulatory provisions, the Company may, among other things, be subject to criminal prosecution, treble damages and penalties under the Civil False Claims Act or the Racketeer Influenced and Corrupt Organization Act ("RICO"), as well as administrative sanctions, such as debarment from future government contracting.

NOTE 4

     During the six months ended March 31, 1997, the Company recorded an increase of $8,448 in its 14 1/4% Pay-In-Kind Exchangeable Preferred Stock ("PIK Preferred Stock") and a corresponding deduction in additional paid-in-capital to recognize (i) an accrual of 50% of the required 1997 dividend which is payable in shares of PIK Preferred Stock on September 30, 1997 and (ii) the accretion of the related difference between the fair value of such stock at August 23, 1992 and redemption value.

NOTE 5

     Net loss per common share is computed by dividing net loss after deducting accrued dividends and accretion related to PIK Preferred Stock by the weighted average number of common shares outstanding. No consideration was given in either period to equivalent shares related to stock options since such options are anti-dilutive.

NOTE 6

     The Company is also a party to various claims and routine litigation arising in the normal course of its business. Based on information currently available, management of the Company believes, after consultation with legal counsel, that the result of such claims and litigation, except for the uncertainties related to the ESNA matter discussed in Note 3, will not have a material effect on the financial position or results of operations of the Company.

NOTE 7

     Income tax rates result principally from the fact of having an operating profit in Canada and an operating loss in the U.S. for which benefit was not recognized.

NOTE 8

     The Company intends to sell or otherwise divest of its Doehler-Jarvis, Harman Automotive and Harvard Interiors operations as well as a non-core product line of one of its other subsidiaries. The Company recorded a $134,987 charge in the second quarter reflecting the permanent impairment of long-lived assets at its Doehler-Jarvis and Harman Automotive subsidiaries and one plant which is scheduled to close later in the year. Any such dispositions will be subject to the approval of the Bankruptcy Court.

NOTE 9

     The Company has reflected all debt as current in recognition of its inability to meet its continuing obligations. The Company has obtained a two-year postpetition Loan and Security Agreement ("DIP financing") subject to the approval of the Bankruptcy Court to enable it to continue normal operations during the Chapter 11 proceeding. The DIP financing provides up to $175,000 of financing, subject to collateral availability including the repayment of prepetition obligations of approximately $103,700. The DIP financing provides for $65,000 of Term Loans and $110,000 of Revolving Credit Loans which includes a $25,000 sub-limit letter of credit facility principally for stand by letters of credit.

     The Revolving Credit Loans bear interest at the rate of 1.50% in excess of the Base Rate (Prime) and the Term Loan 1.75% in excess of the Base Rate. The Term Loans provide for quarterly payments of $3,250 beginning November 30, 1997 through February 28, 1999 with a final installment of $45,500 due on May 8, 1999.

     The DIP financing provides for the net proceeds from asset sales, if any, to prepay principal in respect of the Revolving Credit Loans to the extent such collateral was sold and any excess proceeds, if any, shall be applied fifty percent in inverse order of the maturities and fifty percent in direct order of the maturities.

     The DIP financing also provides, among other things, monthly covenants beginning May 31, 1997 with respect to EBITDA and capital expenditures and a monthly fixed charge ratio beginning October 1, 1997.

     As collateral the Debtors have pledged substantially all assets of the Debtors.

NOTE 10

     Both the 12% Notes and the 11 1/8% Notes are guarantied on a senior unsecured basis, pursuant to guaranties (the Guaranties) by all of the Company's wholly-owned direct and certain of its wholly-owned indirect domestic subsidiaries (the "Guarantors"). Both Notes are unconditionally guarantied, jointly and severally, on a senior unsecured basis, by each of the Guarantors under such Guarantor's guaranty (a "Guaranty"). Each Guaranty by a Guarantor is limited to an amount not to exceed the maximum amount that can be guarantied by that Guarantor without rendering the Guaranty, as it relates to such Guarantor, voidable under applicable law relating to fraudulent conveyance or fraudulent transfer. As such, a Guaranty could be effectively subordinated to all other indebtedness (including guaranties and other contingent liabilities) of the applicable Guarantor, and, depending on the amount of such indebtedness, a Guarantor's liability on its Guaranty could be reduced to zero.

     The following condensed consolidating information presents:

     1. Condensed balance sheets as of March 31, 1997 and September 30, 1996 and condensed statements of operations and cash flows for the six months ended March 31, 1997 and 1996.

     2. The Parent Company and Combined Guarantor Subsidiaries with their investments in subsidiaries accounted for on the equity method.

     3. Elimination entries necessary to consolidate the Parent Company and all of its subsidiaries.

     4. The Parent Company, pursuant to the terms of an interest bearing note with Guarantor Subsidiaries, has included in their allocation of expenses, interest expense for the six and three months ended March 31, 1997 and 1996, respectively.

     The Company believes that providing the following condensed consolidating information is of material interest to investors in the Notes and has not presented separate financial statements for each of the Guarantors.

                          HARVARD INDUSTRIES, INC.
                         CONSOLIDATING BALANCE SHEET
                               MARCH 31, 1997
                          (In thousands of dollars)

                                                                     Combined       Combined
                                                        Parent       Guarantor   Non-Guarantor
                                                       Company     Subsidiaries   Subsidiaries  Eliminations    Consolidated
                                                     ----------  -------------- --------------  -------------  -------------
  ASSETS
  Current assets:
    Cash and cash equivalents....................... $        8  $       2,440  $            -  $           -  $       2,448
    Accounts receivable, net........................      2,987         92,009           5,766              -        100,762
    Inventories.....................................      3,242         51,554           3,100              -         57,896
    Prepaid expenses and other current assets.......      1,293            933              (2)             -          2,224
                                                     ----------  -------------  --------------  -------------  -------------
      Total current assets..........................      7,530        146,936           8,864              -        163,330
  Investment in Subsidiaries........................    127,475         41,891               -       (169,366)             -
  Property, plant and equipment, net................      4,305        261,209          10,109              -        275,623
  Intangible assets, net............................          -          5,209               -              -          5,209
  Intercompany receivables..........................    408,381        171,710          35,546       (615,637)             -
  Other assets......................................     27,847          6,518              36              -         34,401
                                                     ----------  -------------  --------------  -------------  -------------
                                                     $  575,538  $     633,473  $       54,555  $    (785,003) $     478,563
                                                     ==========  =============  ==============  =============  =============
  LIABILITIES AND SHAREHOLDERS'
    EQUITY (DEFICIT)
  Current liabilities:
    Debt in default(a).............................. $  301,981  $      96,166  $            -  $           -  $     398,147
    Accounts payable................................      2,352         97,213           3,049              -        102,614
    Accrued expenses................................     20,375         48,450             134              -         68,959
    Income taxes payable............................     (1,661)         1,140           4,103              -          3,582
                                                     ----------  -------------  --------------  -------------  -------------
         Total current liabilities..................    323,047        242,969           7,286              -        573,302
  Postretirement benefits other than pensions.......      -            103,385               -              -        103,385
  Intercompany payables.............................    474,845        136,382           4,410       (615,637)             -
  Other.............................................      7,145         23,262             968              -         31,375
                                                     ----------  -------------  --------------  -------------  -------------
         Total liabilities..........................    805,037        505,998          12,664       (615,637)       708,062
                                                     ----------  -------------  --------------  -------------  -------------
  PIK Preferred.....................................    122,943              -               -              -        122,943
                                                     ----------  -------------  --------------  -------------  -------------

  Shareholders' equity (deficiency):
    Common stock and additional
      paid-in-capital...............................     33,890         73,054             135        (73,189)        33,890
    Additional minimum pension liability............     (1,767)        (1,767)              -          1,767         (1,767)
    Foreign currency translation adjustment.........     (1,935)        (1,935)         (1,935)         3,870         (1,935)
    Retained earnings (deficit).....................   (382,630)        58,123          43,691       (101,814)      (382,630)
                                                     ----------  -------------  --------------  -------------  -------------
      Total shareholders' equity (deficit)..........   (352,442)       127,475          41,891       (169,366)      (352,442)
                                                     ----------  -------------  --------------  -------------  -------------
                                                     $  575,538  $     633,473  $       54,555  $    (785,003) $     478,563
                                                     ==========  =============  ==============  =============  =============



              (a) Includes $300,000 senior notes payable which are subject to the guarantee of the combined guarantor subsidiaries

                           HARVARD INDUSTRIES, INC.
                         CONSOLIDATING BALANCE SHEET
                              SEPTEMBER 30, 1996
                          (In thousands of dollars)

                                                                   Combined       Combined
                                                       Parent     Guarantor     Non-Guarantor
                                                      Company   Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                                    ----------  -------------  --------------  -------------  -------------
  ASSETS
  Current assets:
    Cash and cash equivalents...................... $   (1,655) $       4,367  $       (1,605) $           -  $       1,107
    Accounts receivable, net.......................      5,925         88,124           5,532              -         99,581
    Inventories....................................      5,056         46,312           2,533              -         53,901
    Prepaid expenses and other current assets......        372          1,265               -              -          1,637
                                                    ----------  -------------  --------------  -------------  -------------
      Total current assets.........................      9,698        140,068           6,460              -        156,226
  Investment in Subsidiaries.......................    296,822         41,877               -       (338,699)             -
  Property, plant and equipment, net...............      4,747        286,575           9,351              -        300,673
  Intangible assets, net...........................          -        127,250               -              -        127,250
  Intercompany receivables.........................    394,988        222,486          16,134       (633,608)             -
  Other assets.....................................     25,428          8,092              36              -         33,556
                                                    ----------  -------------  --------------  -------------  -------------
                                                    $  731,683  $     826,348  $       31,981  $    (972,307) $     617,705
                                                    ==========  =============  ==============  =============  =============
  LIABILITIES AND SHAREHOLDERS'
    DEFICIENCY
  Current liabilities:
    Current portion of long-term debt.............. $        -  $       1,487  $            -  $           -  $       1,487
    Accounts payable...............................      3,711         81,975           3,387              -         89,073
    Accrued expenses ..............................     19,947         47,002               -              -         66,949
    Income taxes payable ..........................          5          1,169           4,701              -          5,875
                                                    ----------  -------------  --------------  -------------  -------------
         Total current liabilities.................     23,663        131,633           8,088              -        163,384
  Long-term debt...................................    300,445         58,671               -              -        359,116
  Postretirement benefits other than
      pensions.....................................          -        100,464               -              -        100,464
  Intercompany payables............................    435,038        217,523         (18,953)      (633,608)             -
  Other............................................      3,766         21,235             969              -         25,970
                                                    ----------  -------------  --------------  -------------  -------------
         Total liabilities.........................    762,912        529,526          (9,896)      (633,608)       648,934
                                                    ----------  -------------  --------------  -------------  -------------
  PIK Preferred....................................    114,495              -               -              -        114,495
                                                    ----------  -------------  --------------  -------------  -------------
  Shareholders' deficiency:
    Common stock and additional
      paid-in-capital..............................     42,315         73,054             135        (73,189)        42,315
    Additional minimum pension liability...........     (1,767)        (1,767)              -          1,767         (1,767)
    Foreign currency translation adjustment........     (1,964)        (1,952)         (1,952)         3,904         (1,964)
    Accumulated deficit............................   (184,308)       227,487          43,694       (271,181)      (184,308)
                                                    ----------  -------------  --------------  -------------  -------------
         Total shareholders' deficiency............   (145,724)       296,822          41,877       (338,699)      (145,724)
                                                    ----------  -------------  --------------  -------------  -------------
                                                    $  731,683  $     826,348  $       31,981  $    (972,307) $     617,705
                                                    ==========  =============  ==============  =============  =============

                           HARVARD INDUSTRIES, INC.
                CONSOLIDATING INCOME STATEMENTS OF OPERATIONS
                       SIX MONTHS ENDED MARCH 31, 1997
                          (In thousands of dollars)

                                                                   Combined       Combined
                                                      Parent       Guarantor   Non-Guarantor
                                                     Company     Subsidiaries   Subsidiaries   Elimination   Consolidated
                                                   -----------  -------------  --------------  ------------  -------------

  Sales........................................... $    11,367  $     371,849  $       13,271  $          -  $     396,487
                                                   -----------  -------------  --------------  ------------  -------------
  Costs and expenses:
    Cost of sales.................................      12,081        376,442          11,911             -        400,434
    Selling, general and administrative...........       9,092         15,498               -             -         24,590
    Interest expense..............................      18,740          5,458             134             -         24,332
    Amortization of goodwill......................           -          7,656               -             -          7,656
    Impairment of long-lived assets...............           -        134,987               -             -        134,987
    Other (income) expense, net...................         593          1,190              14             -          1,797
    Equity in (income) loss of
      subsidiaries................................     179,954              3               -      (179,957)             -
    Allocated expenses............................     (10,771)         9,912             859             -              -
                                                   -----------  -------------  --------------  ------------  -------------
        Total costs and expenses..................     209,689        551,146          12,918      (179,957)       593,796
                                                   -----------  -------------  --------------  ------------  -------------

  Income (loss) before income taxes...............    (198,322)      (179,297)            353       179,957       (197,309)
  Provision for income taxes......................           -            657             356             -          1,013
                                                   -----------  -------------  --------------  ------------  -------------

     Net income (loss)............................ $  (198,322) $    (179,954) $           (3) $    179,957  $    (198,322)
                                                   ===========  =============  ==============  ============  =============

                           HARVARD INDUSTRIES, INC.
                CONSOLIDATING INCOME STATEMENTS OF OPERATIONS
                       SIX MONTHS ENDED MARCH 31, 1996
                           (In thousand of dollars)

                                                                         Combined       Combined
                                                            Parent       Guarantor   Non-Guarantor
                                                            Company    Subsidiaries   Subsidiaries   Elimination   Consolidated
                                                          ----------  -------------  --------------  ------------  -------------

  Sales.................................................. $   16,644  $     380,524  $       14,189  $          -  $     411,357
                                                          ----------  -------------  --------------  ------------  -------------

  Costs and expenses:
    Cost of sales........................................     15,721        356,856          12,199             -        384,776
    Selling, general and administrative..................      5,323         16,872               4             -         22,199
    Interest expense.....................................     18,773          1,568              20             -         20,361
    Amortization of goodwill.............................          -          5,164               -             -          5,164
    Other (income) expense, net..........................        (18)           300            (188)            -             94
    Equity in (income) loss of  subsidiaries.............     11,809           (368)              -       (11,441)             -
    Allocated expenses...................................    (12,278)        11,299             979             -              -
                                                          ----------  -------------  --------------  ------------  -------------
        Total costs and expenses.........................     39,330        391,691          13,014       (11,441)       432,594
                                                          ----------  -------------  --------------  ------------  -------------

  Income (loss) before provision for
    income taxes ........................................    (22,686)       (11,167)          1,175        11,441        (21,237)
  Provision for income taxes.............................          -            642             807             -          1,449
                                                          ----------  -------------  --------------  ------------  -------------

  Net income (loss)...................................... $  (22,686) $     (11,809) $          368  $     11,441  $     (22,686)
                                                          ==========  =============  ==============  ============  =============


                           HARVARD INDUSTRIES, INC.
                    CONSOLIDATING STATEMENT OF CASH FLOWS
                       SIX MONTHS ENDED MARCH 31, 1997
                          (In thousands of dollars)

                                                                     Combined        Combined
                                                         Parent      Guarantor     Non-Guarantor
                                                        Company    Subsidiaries    Subsidiaries    Elimination   Consolidated
                                                      -----------  -------------  --------------  ------------  -------------

Cash flows related to operating activities:
  Net income (loss).................................. $  (198,322) $    (179,954) $           (3) $    179,957  $    (198,322)
  Add back (deduct) items not affecting
   cash and cash equivalents:
    Equity in (income) loss of subsidiaries..........     179,954              3               -      (179,957)             -
    Depreciation and amortization....................       1,500         32,635             583             -         34,718
    Impairment of long-lived assets..................           -        134,987               -             -        134,987
    Loss on Disposition of property, plant and
      equipment and property held for sale...........           -          1,208               -             -          1,208
    Postretirement benefits..........................           -          3,499               -             -          3,499
Changes in operating assets and liabilities :
    Accounts receivable..............................       2,938         (3,885)           (234)            -         (1,181)
    Inventories......................................       1,814         (5,242)           (567)            -         (3,995)
    Other current assets.............................        (921)           332               2             -           (587)
    Accounts payable.................................      (1,359)        15,238            (338)            -         13,541
    Accrued expenses and income taxes payable........         179          2,451            (464)            -          2,166
    Other noncurrent liabilities.....................       3,156          1,821               -             -          4,977
                                                      -----------  -------------  --------------  ------------  -------------

Net cash provided by (used in) operations............     (11,061)         3,093          (1,021)            -         (8,989)
                                                      -----------  -------------  --------------  ------------  -------------

Cash flows related to investing activities:
  Acquisition of property, plant and equipment.......          (3)       (19,010)         (1,300)            -        (20,313)
  Proceeds to date from sale of discontinued operations         -              -               -             -              -
  Cash flows related to net assets of discontinued
    operations.......................................         204              -               -             -            204
  Proceeds from disposition of property,
    plant and equipment..............................           -            395               -             -            395
  Net change in other noncurrent accounts............        (836)        (2,011)            (42)            -         (2,889)
                                                      -----------  -------------  --------------  ------------  -------------

Net cash used in investing activities................        (635)       (20,626)         (1,342)            -        (22,603)
                                                      -----------  -------------  --------------  ------------  -------------

Cash flows related to financing activities:
  Net borrowings under financing / credit agreement..       2,266         36,008               -             -         38,274
  Proceeds from sale of stock / exercise of stock
    options..........................................          23              -               -             -             23
  Repayments of long-term debt.......................        (730)             -               -             -           (730)
  Pension fund payment pursuant to PBGC settlement
    agreements.......................................      (3,000)             -               -             -         (3,000)
  Payment of EPA settlements.........................      (1,007)          (627)              -             -         (1,634)
  Net changes in intercompany balances...............      15,807        (19,775)          3,968             -              -
                                                      -----------  -------------  --------------  ------------  -------------

Net cash provided by financing activities............      13,359         15,606           3,968             -         32,933
                                                      -----------  -------------  --------------  ------------  -------------

Net increase (decrease) in cash and cash equivalents.       1,663         (1,927)          1,605             -          1,341

Cash and cash equivalents :
  Beginning of period................................      (1,655)         4,367          (1,605)            -          1,107
                                                      -----------  -------------  --------------  ------------  -------------

  End of period...................................... $         8  $       2,440  $            -  $          -  $       2,448
                                                      ===========  =============  ==============  ============  =============


                           HARVARD INDUSTRIES, INC.
                    CONSOLIDATING STATEMENT OF CASH FLOWS
                       SIX MONTHS ENDED MARCH 31, 1996
                          (In thousands of dollars)

                                                                                Combined     Combined
                                                                     Parent    Guarantor   Non-Guarantor
                                                                     Company  Subsidiaries Subsidiaries  Elimination Consolidated
                                                                     -------- ------------ ------------- ----------- ------------

Cash flows related to operating activities:
  Net income (loss)...............................................   $(22,686)   $(11,809)    $   368    $ 11,441    $(22,686)
  Add back (deduct) items not affecting
   cash and cash equivalents:
    Equity in (income) loss of subsidiaries.......................     11,809        (368)          -     (11,441)          -
    Depreciation and amortization.................................      1,790      23,608         503           -      25,901
    Loss on disposition of property, plant and
     equipment and property held for sale.........................          -         982           -           -         982
    Postretirement benefits.......................................          -       3,848           -           -       3,848
Changes in operating assets and liabilities:
    Accounts receivable...........................................        767         713         391           -       1,871
    Inventories...................................................         41       2,449        (637)          -       1,853
    Other current assets..........................................       (388)        569         (14)          -         167
    Accounts payable..............................................       (316)     (7,080)        526           -      (6,870)
    Accrued expenses and income taxes payable.....................    (17,584)       (843)      2,352          11     (16,064)
    Other noncurrent liabilities..................................                    474           -           -         474
                                                                     --------    --------     -------    --------    --------

Net cash provided by (used in) operations.........................    (26,567)     12,543       3,489          11     (10,524)
                                                                     --------    --------     -------    --------    --------

Cash flows related to investing activities:
  Acquisition of property, plant and equipment....................         22     (18,489)     (2,320)          -     (20,787)
  Proceeds to date from sale of discontinued operations...........      2,673           -           -           -       2,673
  Proceeds from disposition of property, plant and equipment......          -         663           -           -         663
  Net change in other noncurrent accounts.........................       (472)      2,581      (3,199)         20      (1,070)
                                                                     --------    --------     -------    --------    --------
Net cash provided by (used in) investing activities...............      2,223     (15,245)     (5,519)         20     (18,521)
                                                                     --------    --------     -------    --------    --------
Cash flows related to financing activities:
  Net borrowings under credit agreement...........................     18,000           -           -           -      18,000
  Proceeds from exercise of stock options.........................         29           -           -           -          29
  Repayments of long-term debt....................................        (16)     (1,350)          -           -      (1,366)
  Pension fund payment pursuant to PBGC settlement agreement .....          -      (3,000)          -           -      (3,000)
  Payment of EPA settlement agreements............................       (781)       (134)        105           -        (810)
  Net changes in intercompany balances............................     (9,711)     10,302        (591)          -           -
                                                                     --------    --------     -------    --------    --------

Net cash provided by (used in)  financing activities..............      7,521       5,818        (486)          -      12,853
                                                                     --------    --------     -------    --------    --------
Net increase (decrease) in cash and cash equivalents..............    (16,823)      3,116      (2,516)         31     (16,192)

Cash and cash equivalents :
  Beginning of period.............................................     18,645      (2,180)      3,491         (31)     19,925
                                                                     --------    --------     -------    --------    --------
  End of period...................................................   $  1,822    $    936     $   975    $      -    $  3,733
                                                                     ========    ========     =======    ========    ========


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS
                          (IN THOUSANDS OF DOLLARS)


FORWARD - LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements may include, but not be limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, including the possible sale of underperforming operations, financing needs or plans, plans relating to products or services of the Company, as well as assumptions relating to the foregoing.

     Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Quarterly Report, particularly the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include the effects of the bankruptcy filing upon suppliers, vendors and customers, unanticipated increases in launch and other operating costs, a reduction and inconsistent demand for passenger cars and light trucks, the inability to attain future EBITDA requirements and earlier than anticipated and/or increased costs of resolving the ESNA matter.

GENERAL

     The Company's results of operations have been adversely impacted during the six months ended March 31, 1997 by the following conditions: declines in sales, losses related to a manifold program ("Manifold Program") between Doehler-Jarvis and a major customer which was launched in fiscal 1995; operational inefficiencies at Doehler-Jarvis' Toledo and Pottstown plants, including the impact of significant overtime resulting from operating the Toledo plant on a seven day week basis. Doehler-Jarvis operations incurred negative gross margins (cost of sales exceeded revenues) of over 8.4% for its entire operation. In addition, Harman Automotive's operations incurred negative gross margins of over 18% caused primarily by a decrease in sales of approximately 38%. See Note 2 above relating to the filing by the Company under Chapter 11.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31,1996

     Sales. Consolidated sales increased $8,405, or 4.2%. Sales decreased approximately $9,200 in Harman Automotive, Harvard Interiors and Doehler-Jarvis, all of which have been designated for sale.

     Gross Profit. The consolidated gross profit expressed as a percentage of sales (the "gross profit margin") decreased from 2.2% to a gross loss of 0.4%. The decrease in the gross profit margin resulted primarily from operational inefficiencies at the Company's Doehler-Jarvis subsidiary and the negative margins incurred at Harman Automotive.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2,440, due to a $4,000 charge primarily related to the Termination, Consulting and Release Agreement dated February 12, 1997 with Mr. Vincent J. Naimoli, the former Chairman of the Board, President and Chief Executive Officer of the Company. As a percentage of sales, such expenses increased from 5.9% to 6.9%.

     Interest Expense. Interest expense increased from $10,311 to $12,144, or 17.8%. The increase in interest expense results from increased borrowings in the current period under the term and revolving loan agreement.

     Amortization of Goodwill. The increase of $1,246 in goodwill amortization is attributable to the change in the life of goodwill amortization related to the acquisition of Doehler-Jarvis from 15 years to 10 years.

     Other (Income) Expense, Net. The increase of $1,569 changed mainly due to an increase in loss on disposal of machinery and equipment.

     Impairment of Long-Lived Assets. As a result of continuing losses and projected future operations and cash flows, the Company recorded a charge of $134,987 reflecting the permanent impairment of long-lived assets at its Doehler-Jarvis and Harman Automotive subsidiaries and one plant. The goodwill portion of this charge is $114,385.

     Provision for Income Taxes. The decrease in the provision for income taxes results from a decrease in operating profit in Canadian operations.

     Net Loss. The net loss increased from $20,962 to $168,154 for the reasons described above.

Six Months Ended March 31, 1997 Compared to Six Months Ended March 31, 1996

     Sales. Consolidated sales decreased $14,870, or 3.6%. Sales for Harman Automotive, Harvard Interiors and Doehler-Jarvis, all of which have been designated for sale decreased approximately $18,000 excluding $8,700 due to a decline in average aluminum prices, the benefit of which was passed on to customers.

     Gross Profit. The consolidated gross profit expressed as a percentage of sales (the "gross profit margin") decreased from 6.5% to a gross loss of 1.0%. The decrease in the gross profit margin resulted primarily from operational inefficiencies at the Company's Doehler-Jarvis subsidiary and the negative margins incurred at Harman Automotive.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2,391, due to a $4,000 charge primarily related to the Termination, Consulting and Release Agreement dated February 12, 1997 with Mr. Vincent J. Naimoli, the former Chairman of the Board, President and Chief Executive Officer of the Company.

     Amortization of Goodwill. The increase of $2,492 in goodwill amortization is attributable to the change in the life of goodwill amortization related to the acquisition of Doehler-Jarvis from 15 years to 10 years.

     Other (Income) Expense, Net. The increase of $1,703 changed mainly due to an increase in loss on disposal of machinery and equipment.

     Impairment of Long-Lived Assets. As a result of continuing losses and projections of future operations and cash flows, the Company recorded a charge of $134,987 reflecting the permanent impairment of long-lived assets at its Doehler-Jarvis and Harman Automotive subsidiaries and one plant. The goodwill portion of this charge is $114,385.

     Provision for Income Taxes. The decrease in the provision for income taxes results from a decrease in operating profit in Canada.

     Net Loss. The net loss increased from $22,686 to $198,322 for the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

     Material Event. On May 8, 1997, the Debtors filed voluntary petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the District of Delaware. Under Chapter 11, certain claims against the Debtors arising prior to the filing laws are stayed. Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured by liens against the Debtors assets ("secured claims") also are stayed as to enforcement.

     General. For the six months ended March 31, 1997, the Company had a negative cash flow from operations of $8,989 compared to $10,524 for the six months ended March 31, 1996. The 1997 negative cash flow resulted principally from operating losses incurred at the Doehler-Jarvis and Harman Automotive subsidiaries, as well as payments for interest on indebtedness. The Company increased its borrowings under its financing agreement by $38,274 at March 31, 1997 to fund the negative cash flow from operations and related activities.
The Company had a deficiency of earnings over fixed charges and dividends on preferred stock of $205,757 and $28,659 for the six months ended March 31, 1997 and 1996, respectively.

     Financing. At March 31, 1997, $47,108 of indebtedness was outstanding under the Company's Revolving Line of Credit, $30,000 of indebtedness was outstanding under the Company's Term Loan and stand-by Letters of Credit outstanding amounted to $19,300. By reason of the Company's inability to meet its continuing future obligations, the Company has reflected all of its indebtedness as current liabilities. The filing under Chapter 11 is an event of default under the terms of all of its indebtedness. The Company's strategic plan will be to continue its efforts to sell or otherwise divest of its Doehler-Jarvis and Harman Automotive subsidiaries and its Harvard Interiors division as well as a non-core product line of one of its other subsidiaries, subject to Bankruptcy Court approval. There is no assurance that any of such businesses will in fact be sold, but, in any event, any proceeds realized from such dispositions are expected to be applied to the reduction of the Company's borrowings from existing lenders. To date, the Company has not obtained a firm proposal for the sale of any of the businesses designated to be sold. The Company has obtained a two-year DIP financing, subject to the approval of the Bankruptcy Court to enable it to continue normal operations during the Chapter 11 proceeding. The DIP financing provides up to $175,000 of financing, subject to collateral availability including the repayment of prepetition obligations of approximately $103,700. The DIP financing provides for $65,000 of Term Loans and $110,000 of Revolving Credit Loans which includes a $25,000 sub-limit letter of credit facility principally for stand by letters of credit.

     The Revolving Credit Loans bear interest at the rate of 1.50% in excess of the Base Rate (Prime) and the Term Loan 1.75% in excess of the Base Rate. The Term Loans provide for quarterly payments of $3,250 beginning November 30, 1997 through February 28, 1999 with a final installment of $45,500 due on May 8, 1999.

     The DIP financing provides for the net proceeds from asset sales, if any, to prepay principal in respect of the Revolving Credit Loans to the extent such collateral was sold and any excess proceeds, if any, shall be applied fifty percent in inverse order of the maturities and fifty percent in direct order of the maturities.

     The DIP financing also provides, among other things, monthly covenants beginning May 31, 1997 with respect to EBITDA and capital expenditures and a monthly fixed charge ratio beginning October 1, 1997.

     As collateral the Debtors have pledged substantially all assets of the Debtors.

     Capital Expenditures. Additional capital expenditures of $18,000 for the balance of the year ended September 30, 1997 and $27,000 for the 1998 fiscal year by Doehler-Jarvis are currently anticipated. Consolidated capital expenditures for the balance of fiscal 1997 are anticipated to be $33,000. Moreover, the Company anticipates incurring expenses of approximately $2,300 through fiscal 1998 as start-up costs under a V-6 engine block program, a major outsourcing program with General Motors; however, revenues from this program are not expected to commence until December 1997, with full annual volumes not expected to be achieved until the year 2003. During the term of the DIP financing the Company must consult with The CIT Group on any capital spending in cumulative excess of $10,000.

     Other Expenditures. The estimated closing costs of the plant mentioned in
Note 8 will approximate $2,900. All of such expenditures, which are subject to approval of the Bankruptcy Court, will necessarily serve to compound the Company's existing cash shortfall and its ability to meet its obligations. Although any DIP financing, if obtained, will ameliorate these liquidity concerns, it is also contemplated that any such financing will place limitations on aggregate capital expenditures. Nevertheless, management expects that its existing operations will continue without interruption during the reorganization period.

     ESNA. The Company believes that the 1997 estimated costs of the ESNA matter, exclusive of possible fines, damages and penalties, if any, will not be material. Such costs relate to carrying costs of the Union, N.J. facility, severance payments, subcontract costs and costs associated with the Company's ongoing participation in the Department of Defense Voluntary Disclosure Program. However, the ultimate cost of disposition of this matter, as well as the required funding of such costs, depends upon future events, the outcomes of which are not determinable at the present time, including the Company receiving favorable consideration from the government as a result of its admission into the Voluntary Disclosure Program. Such outcomes could have a material effect on the Company's financial condition, results of operations and/or liquidity. If it is ultimately determined that the deviation from specifications and certifications made in connection therewith constitute violations of various statutory and regulatory provisions, the Company may, among other things, be subject to criminal prosecution, treble damages and penalties under the Civil False Claims Act or RICO, as well as administrative sanctions, such as debarment from future government contracting. The Company is unable to determine the effect of the bankruptcy filing on the ESNA matter.

     Loss of Ford Business. Effective January 1997, the Company was advised by Ford Motor Company that a program with approximately $8,000 of sales during the year ended September 30, 1996 (related to mid-size passenger car front wheel drive aluminum transmission housings) would be resourced to a competitor due to the inability of the Doehler-Jarvis Toledo plant to maintain delivery dates compatible with customer demands. This resulted from the over-capacity situation at this plant.

                         PART II - OTHER INFORMATION


ITEM 5. OTHER INFORMATION.

        The Ratio of Earnings to Fixed Charges and Dividends on Preferred Stock, and the supporting computation thereof, are filed as Exhibit 12.1 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

10.2(a) Amendment No. 2, dated as of April 21, 1997, to the Financing Agreement, dated as of October 4, 1996, as amended, among the Registrant and certain of its subsidiaries, with The CIT Group/Business Credit Inc., as a lender and as agent for a lender group.

10.30 Access and Occupancy Agreements, dated March 1997 between General Motors Corporation and Doehler-Jarvis Greeneville, Inc. and Doehler-Jarvis, Inc.

10.31 Accommodation Agreement, dated March 1997 between General Motors Corporation and Harvard Industries, Inc., Doehler-Jarvis, Inc. and Doehler-Jarvis Greeneville, Inc.

10.32 Post-Petition Loan and Security Agreement with The CIT Group/Business Credit Inc., as a lender and as agent for a lender group (the "DIP financing"), (to be filed by amendment).

12.1 Computation of Ratio of Earnings to Fixed Charges and Dividends on Preferred Stock.

27      Financial Data Schedule (For SEC use only)

(b) Reports on Form 8-K:

        None.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



                                          HARVARD INDUSTRIES, INC.
                                          -------------------------------
                                                   (Registrant)

                     May 8, 1997          BY /s/ Joseph J. Gagliardi
                                          -------------------------------

                                          Joseph J. Gagliardi
                                          Senior Vice President Finance and
                                          Chief Financial Officer
                                          (Principal Financial Officer)

                                           /s/ William J. Warren
                                          -------------------------------
                                          William J. Warren
                                          Vice President and
                     May 8, 1997          Chief Accounting Officer
                                          (Principal Accounting Officer)

                                EXHIBIT INDEX



EXHIBIT NO.                             DESCRIPTION                              PAGE NO.
-----------                             -----------                              --------

10.2(a) Amendment No. 2, dated as of April 21, 1997, to the Financing Agreement, dated as of October 4, 1996, as amended, among the Registrant and certain of its subsidiaries, with The CIT Group/Business Credit Inc., as a lender and as agent for a lender group.

10.30   Access and Occupancy Agreements, dated March 1997 between General
        Motors Corporation and Doehler-Jarvis Greeneville, Inc. and
        Doehler-Jarvis, Inc.

10.31   Accommodation Agreement, dated March 1997 between General Motors
        Corporation and Harvard Industries, Inc., Doehler-Jarvis, Inc. and
        Doehler-Jarvis Greeneville, Inc.

10.32   Post-Petition Loan and Security Agreement with The CIT Group/Business
        Credit Inc., as a lender and as agent for a lender group (the "DIP financing"), (to be filed by amendment).

12.1    Computation of Ratio of Earnings to Fixed Charges and Dividends on
        Preferred Stock.

27      Financial Data Schedule (For SEC use only)
