Form 10-Q/A
period 1997-03-31
HARVARD INDUSTRIES INC
filed 1997-05-13
CIK 46012

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 13, 1997


================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             --------------------

                                  FORM 10-Q/A

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:


10.2(a) Amendment No. 2, dated as of April 21, 1997, to the Financing Agreement, dated as of October 4, 1996, as amended, among the Registrant and certain of its subsidiaries, with The CIT Group/Business Credit Inc., as a lender and as agent for a lender group.*



10.30 Access and Occupancy Agreements, dated March 1997 between General Motors Corporation and Doehler-Jarvis Greeneville, Inc. and Doehler-Jarvis, Inc.*



10.31 Accommodation Agreement, dated March 1997 between General Motors Corporation and Harvard Industries, Inc., Doehler-Jarvis, Inc. and Doehler-Jarvis Greeneville, Inc.*



10.32 Post-Petition Loan and Security Agreement with The CIT Group/Business Credit Inc., as a lender and as agent for a lender group.



12.1 Computation of Ratio of Earnings to Fixed Charges and Dividends on Preferred Stock.*



27      Financial Data Schedule (For SEC use only)*



99 Interim Order of the United States Bankruptcy Court for the District of Delaware, dated May 9, 1997.



 *  Previously filed.


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



                                          HARVARD INDUSTRIES, INC.
                                          -------------------------------
                                                   (Registrant)


                     May 13, 1997      BY:   /s/ Arnold Sheidlower
                                          -------------------------------
                                          Arnold Sheidlower
                                          Vice President



                     May 13, 1997      BY:   /s/ Joseph J. Gagliardi
                                          -------------------------------
                                          Joseph J. Gagliardi
                                          Senior Vice President Finance and
                                          Chief Financial Officer
                                          (Principal Financial Officer)

                                EXHIBIT INDEX




EXHIBIT NO.                             DESCRIPTION                              PAGE NO.
-----------                             -----------                              --------
10.2(a) Amendment No. 2, dated as of April 21, 1997, to the Financing Agreement, dated as of October 4, 1996, as amended, among the Registrant and certain of its subsidiaries, with The CIT Group/Business Credit Inc., as a lender and as agent for a lender group.*

10.30   Access and Occupancy Agreements, dated March 1997 between General
        Motors Corporation and Doehler-Jarvis Greeneville, Inc. and
        Doehler-Jarvis, Inc.*

10.31   Accommodation Agreement, dated March 1997 between General Motors
        Corporation and Harvard Industries, Inc., Doehler-Jarvis, Inc. and
        Doehler-Jarvis Greeneville, Inc.*

10.32   Post-Petition Loan and Security Agreement with The CIT Group/Business
        Credit Inc., as a lender and as agent for a lender group.

12.1    Computation of Ratio of Earnings to Fixed Charges and Dividends on
        Preferred Stock.*

27      Financial Data Schedule (For SEC use only)*

99      Interim Order of the United States Bankruptcy Court for the District of
        Delaware, dated May 9, 1997.




 *  Previously filed.