Form 10-Q
period 1997-06-30
HARVARD INDUSTRIES INC
filed 1997-08-14
CIK 46012

  AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 14, 1997

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                             ---------------------
                                   FORM 10-Q
            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997
                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from               to
                          Commission File No. 0-21362

                             ---------------------

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

                             ---------------------

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

         Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes (X) No ( )

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of Registrant's Common Stock, as of August 1, 1997, was 7,026,437.

===============================================================================

                            HARVARD INDUSTRIES, INC.
                                     INDEX


                                                                                                      PAGE
                                                                                                      ----
PART I.      FINANCIAL INFORMATION:

Item 1.  Financial Statements:

Consolidated Balance Sheets
         June 30, 1997 (Unaudited) and September 30, 1996 (Audited) . . . . . . . . . . . . . . . . .   2

Consolidated Statements of Operations (Unaudited)
         Three and Nine Months Ended June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . .   3

Consolidated Statements of Cash Flows (Unaudited)
         Nine Months Ended June 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . .   4

Notes to Consolidated Financial Statements - (Unaudited)  . . . . . . . . . . . . . . . . . . . . . .   5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

PART II.       OTHER INFORMATION:

Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21

                           HARVARD INDUSTRIES, INC.
                            (DEBTOR-IN-POSSESSION)
                         CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 1997 AND SEPTEMBER 30, 1996
                          (In thousands of dollars)

                                                                              June 30,     September 30,
                                                                                1997           1996
    ASSETS                                                                   (Unaudited)     (Audited)
                                                                            -----------    ------------
    Current assets:
      Cash and cash equivalents.........................................    $     4,308   $       1,107
      Accounts receivable, net..........................................         86,345          99,581
      Inventories.......................................................         55,239          53,901
      Prepaid expenses and other current assets.........................          3,224           1,637
                                                                            -----------   -------------
             Total current assets.......................................        149,116         156,226

    Property, plant and equipment, net..................................        273,080         300,673
    Intangible assets, net..............................................          4,813         127,250
    Other assets, net...................................................         24,244          33,556
                                                                            -----------   -------------
                                                                            $   451,253   $     617,705
                                                                            ===========   =============
    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

    Current liabilities:
      Current portion of Debtor-in-possession (DIP) loans...............    $    13,682   $      -
      Current portion of long term debt.................................          1,587           1,487
      Accounts payable..................................................         28,797          89,073
      Accrued expenses..................................................         56,376          66,949
      Income taxes payable..............................................          2,361           5,875
                                                                            -----------   -------------
             Total current liabilities..................................        102,803         163,384

    Liabilities subject to compromise...................................        397,236
    Long-term debt......................................................         74,332         359,116
    Postretirement benefits other than pensions.........................        105,031         100,464
    Other ..............................................................         29,667          25,970
                                                                            -----------   -------------
             Total liabilities..........................................        709,069         648,934
                                                                            -----------   -------------
    14 1/4% Pay-In-Kind Exchangeable Preferred Stock,
       (At June 30, 1997 - includes
        $10,142 of undeclared accrued dividends)........................        124,637         114,495
                                                                            -----------   -------------
     Shareholders' deficiency:
      Common Stock, $.01 par value; 15,000,000 shares authorized;
         shares issued and outstanding: 7,026,437 at June 30,
        1997  and  7,014,357 at September 30, 1996......................             70              70
      Additional paid-in capital........................................         32,135          42,245
      Additional  minimum pension liability.............................         (1,767)         (1,767)
      Foreign currency translation adjustment...........................         (1,970)         (1,964)
      Accumulated deficit...............................................       (410,921)       (184,308)
                                                                            -----------   -------------
               Total shareholders' deficiency...........................       (382,453)       (145,724)
    Commitments and contingent liabilities..............................
                                                                            -----------   -------------
                                                                            $   451,253   $     617,705
                                                                            ===========   =============





   See accompanying Notes to Consolidated Financial Statements (Unaudited).
                                      2

                           HARVARD INDUSTRIES, INC.
                            (DEBTOR-IN-POSSESSION)
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE AND NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (Unaudited)
          (In thousands of dollars, except share and per share data)


                                                                               Three months ended       Nine months ended
                                                                              ---------------------   ----------------------
                                                                                June 30,    June 30,    June 30,    June 30,
                                                                                  1997        1996        1997        1996
                                                                              ----------  ----------  ----------  ----------
   Sales..................................................................    $  217,914  $  222,300  $  614,401  $  633,657
                                                                              ----------  ----------  ----------  ----------
   Costs and expenses:
      Cost of sales.......................................................       211,609     208,275     612,043     593,051
      Selling, general and administrative.................................        10,832      10,335      35,422      32,534
      Interest expense (contractual interest of $ 13,924 and
           $ 38,196 for the three and nine months in 1997)................         8,822      10,918      33,154      31,279
      Amortization of goodwill............................................           396       2,582       8,052       7,746
      Other (income) expense, net.........................................           947         535       2,744         629
      Impairment of long-lived assets.....................................         -           -         134,987       -
                                                                              ----------  ----------  ----------  ----------
          Total costs and expenses........................................       232,606     232,645     826,402     665,239
                                                                              ----------  ----------  ----------  ----------
   Loss before reorganization items and income taxes......................       (14,692)    (10,345)   (212,001)    (31,582)

   Reorganization items...................................................       (13,232)      -         (13,232)
                                                                              ----------  ----------  ----------  ----------

   Loss before income taxes...............................................       (27,924)    (10,345)   (225,233)    (31,582)

   Provision for income taxes.............................................           367         752       1,380       2,201

   Net loss...............................................................    $  (28,291) $  (11,097) $ (226,613) $  (33,783)
                                                                              ==========  ==========  ==========  ==========
   PIK preferred dividends and accretion ( contractual
      $ 4,224 and $ 12,672 for the three and nine months in 1997).........    $    1,694  $    3,711  $   10,142  $   11,133
                                                                              ==========  ==========  ==========  ==========
   Net loss attributable to common shareholders...........................    $  (29,985) $  (14,808) $ (236,755) $  (44,916)
                                                                              ==========  ==========  ==========  ==========
   Primary per common and common equivalent share:
      Loss per common and common equivalent share.........................    $    (4.27) $    (2.12) $   (33.73) $    (6.42)
                                                                              ==========  ==========  ==========  ==========
   Weighted average number of common and  common
      equivalent shares outstanding.......................................     7,024,080   6,999,407   7,018,778   6,997,157
                                                                              ==========  ==========  ==========  ==========





    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                            HARVARD INDUSTRIES, INC.
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (Unaudited)
                           (In thousands of dollars)

                                                                                                   Nine months ended
                                                                                                   -----------------
                                                                                               June 30,         June 30,
                                                                                                 1997             1996
                                                                                               --------         -------
  Cash flows related to operating activities:
    Loss from continuing operations before reorganization items........................    $     (213,381)  $     (33,783)
    Add back (deduct) items not affecting cash and cash equivalents:
      Depreciation and amortization....................................................            47,997          40,875
      Impairment of long-lived assets..................................................           134,987          -
      Loss on disposition of property, plant and equipment
       and property held for sale......................................................             1,759             918
      Postretirement benefits..........................................................             5,145           5,768
      Write-off of deferred debt expense...............................................             1,792          -
      Senior notes interest accrued prior to chapter 11, not paid......................             9,728          -
    Changes in operating assets and liabilities of continuing operations, net of effects from reorganization items:
       Accounts receivable.............................................................            13,236         (16,024)
       Inventories.....................................................................            (1,338)            879
       Other current assets............................................................            (1,587)           (376)
       Accounts payable................................................................           (60,704)         (2,006)
       Accounts payable prepetition....................................................            82,246          -
       Accrued expenses and income taxes payable.......................................           (12,992)        (12,281)
       Other noncurrent liabilities....................................................             7,126            (986)
                                                                                           --------------   -------------

    Net cash used in continuing operations before reorganization items.................            14,014         (17,016)

    Net cash used by reorganization items..............................................            (1,224)         -
                                                                                           --------------   -------------

    Net cash used in continuing operations.............................................            12,790         (17,016)
                                                                                           --------------   -------------
  Cash flows related to investing activities:
    Acquisition of property, plant and equipment.......................................           (30,540)        (28,560)
    Cash flows related to discontinued operations......................................               212           3,541
    Proceeds from disposition of property, plant and equipment.........................               622             663
    Net change in other noncurrent accounts............................................              (490)            585
                                                                                           --------------   -------------
    Net cash used in investing activities..............................................           (30,196)        (23,771)
                                                                                           --------------   -------------
  Cash flows related to financing activities:
    Net payments under financing/credit agreement......................................           (38,834)         31,000
    Net borrowings under DIP financing agreement.......................................            68,931          -
    Deferred DIP financing costs.......................................................            (2,200)         -
    Proceeds from sale of stock/exercise of stock options..............................                32              37
    Repayments of long-term debt.......................................................            (1,099)         (2,074)
    Pension fund payments pursuant to PBGC settlement agreement........................            (4,500)         (4,500)
    Payment of EPA settlements.........................................................            (1,723)         (2,493)
                                                                                           --------------   -------------
    Net cash provided by financing activities..........................................            20,607          21,970
                                                                                           --------------   -------------
  Net increase (decrease) in cash and cash equivalents.................................             3,201         (18,817)
   Beginning of period.................................................................             1,107          19,925
                                                                                           --------------   -------------

  End of period.......................................................................    $         4,308  $        1,108
                                                                                           ==============   =============

   See accompanying Notes to consolidated Financial Statements (Unaudited).

                            HARVARD INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1997 AND 1996
                                  (UNAUDITED)
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)


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

NOTE 2

         On May 8, 1997, Harvard Industries, Inc. (the "Company") and substantially all of its subsidiaries (the "Company" and such subsidiaries hereinafter sometimes designated the "Debtors") filed voluntary petitions for relief under chapter 11 of the federal bankruptcy laws in the United States District Court (the "Court") for the District of Delaware. Under chapter 11, certain claims against the Debtors arising prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtors continue business operations as debtors-in-possession ("DIP"). Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured by liens against the Debtors' assets ("secured claims") also are stayed as to enforcement.

         The Debtors have received approval from the Court to pay or otherwise honor certain prepetition obligations, including employee wages, salaries and other compensation, employee medical, pension and similar benefits, reimbursable employee expenses and certain workers' compensation, as well as continuation of prepetition customer practices with respect to warranty, refunds and return policies.

         The Company is in process of formulating a plan of reorganization. In the event this plan of reorganization is formulated and approved by the Court, continuation of the Company's business after reorganization is dependent upon the success of future operations and the Company's ability to meet its obligations as they become due. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the chapter 11 proceedings and circumstances relating to this event, including the Company's highly leveraged financial structure and recurring losses from operations as reflected in the consolidated statements of operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. The consolidated financial statements do not give effect to the carrying value of assets, or amounts and classification of liabilities that might be necessary as a consequence of the bankruptcy proceedings.

         The Senior Notes and other unsecured liabilities have been segregated and classified in the consolidated balance sheet of June 30, 1997 as "Liabilities subject to compromise."

         The Company also charged reorganization items for the deferred financing costs related to the notes and discontinued accruing interest on such debt from the date of bankruptcy.

NOTE 3

         The Company has obtained a two-year post-petition Loan and Security Agreement ("DIP financing") to enable it to continue normal operations during the chapter 11 proceeding. The DIP financing provides up to $175,000 of financing, subject to collateral availability, including the repayment of pre-petition obligations of approximately $105,044. The DIP financing provides for $65,000 of Term Loans and $110,000 of Revolving Credit Loans which includes a $25,000 sub-limit letter of credit facility principally for stand by letters of credit. As collateral, the Debtors have pledged substantially all assets of the Debtors.

         The Revolving Credit Loans bear interest at the rate of 1.50% in excess of the Base Rate (Prime) and the Term Loans 1.75% in excess of the Base Rate. The prime rate was 8.50% at June 30, 1997. The Term Loans provide for quarterly payments of $3,250 beginning November 30, 1997 through February 28, 1999, with a final installment of $45,500 due on May 8, 1999.

         The DIP financing provides that the net proceeds from asset sales, if any, are to be utilized to prepay principal in respect of the Revolving Credit Loans to the extent such collateral was sold, and any excess proceeds, shall be applied to the Term Loan. The DIP financing also provides, among other things, monthly covenants beginning May 8, 1997, with respect to EBITDA, capital expenditures and a monthly fixed charge ratio beginning October 1, 1997.

NOTE 4

         On three separate occasions in fiscal 1994, the Company became aware that certain products of its ESNA division were not manufactured and/or tested in accordance with required specifications at its Union, New Jersey and/or Pocohontas, Arkansas facility. These fastener products were sold to the United States Government and other customers for application in the construction of aircraft engines and air frames. In connection therewith, the Company notified the Department of Defense Office of Inspector General ("DoD/OIG") and, upon request, was admitted into the Voluntary Disclosure Program of the Department of Defense (the "ESNA matter"). At June 30, 1997, the remaining accrued costs of discontinued operations, including the ESNA matter, are primarily related to legal costs, fines and penalties, severance pay and certain building carrying costs. The ultimate cost of disposition of the ESNA matter, as well as the required funding of such cost, is dependent upon future events, the outcomes of which are not determinable at the present time. Such outcomes could have a material effect on the Company's financial condition, results of operations and/or liquidity. If it is ultimately determined that the deviations from specifications and certifications made in connection therewith constitute violations of various statutory and regulatory provisions, the Company may, among other things, be subject to criminal prosecution, treble damages and penalties under the Civil False Claims Act or the Racketeer Influenced and Corrupt Organization Act ("RICO"), as well as administrative sanctions, such as debarment from future government contracting. The Company is unable to determine the effect, if any, of the bankruptcy filing on the ESNA matter.

NOTE 5

         During the nine months ended June 30, 1997, the Company recorded an increase of $10,142 in its 14 1/4% Pay-In-Kind Exchangeable Preferred Stock ("PIK Preferred Stock") and a corresponding deduction in additional paid-in-capital to recognize (i) an accrual to the date of bankruptcy of the 1997 dividend which was not declared due to the bankruptcy and (ii) the accretion of the related difference between the fair value of such stock at August 23, 1992 and redemption value.

NOTE 6

         Net loss per common share is computed by dividing net loss after deducting accrued dividends and accretion related to PIK Preferred Stock by the weighted average number of common shares outstanding. No consideration was given in either period to equivalent shares related to stock options since such options are anti-dilutive.

NOTE 7

         The Company is also a party to various claims and routine litigation arising in the normal course of its business. Based on information currently available, management of the Company believes, after consultation with legal counsel, that the result of such claims and litigation, except for the uncertainties related to the ESNA matter discussed in Note 4, will not have a material effect on the financial position or results of operations of the Company.

NOTE 8

         Income tax rates result principally from the fact of having an operating profit in Canada and an operating loss in the U.S. for which benefit was not recognized.

NOTE 9

         The Company intends to sell or otherwise divest of its Doehler-Jarvis, Harman Automotive and Harvard Interiors operations as well as the Material Handling Division , a non-core product line of its Kingston-Warren subsidiary. The Company recorded a $134,987 charge in the second quarter reflecting the permanent impairment of long-lived assets at its Doehler-Jarvis and Harman Automotive subsidiaries and one plant which is scheduled to close later in the year. Any such dispositions will be subject to the approval of the Court. There is no assurance that any of such businesses will, in fact, be sold.

         Sales and loss before interest expense and reorganization items for these operations are as follows:

                                                      Three months                  Nine months
                                                     ended June 30,                ended June 30,
                                                  1997           1996           1997           1996
                                                  ----           ----           ----           ----
         Sales                                  $ 96,544      $ 107,191       $ 279,401     $ 307,879
                                                ========      =========       =========     =========
         Loss before interest expense
            and reorganization items            $ 10,610      $   7,314       $ 170,188     $  10,110
                                                ========      =========       =========     =========

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

         The following condensed consolidating information presents:

         1. Condensed balance sheets as of June 30, 1997 and September 30, 1996 and condensed statements of operations and cash flows for the nine months ended June 30, 1997 and 1996.

         2. The Parent Company and Combined Guarantor Subsidiaries with their investments in subsidiaries accounted for on the equity method. Intercompany balances are reflected at historical amounts without considering the effect, if any, to these amounts due to the bankruptcy.

         3. Elimination entries necessary to consolidate the Parent Company and all of its subsidiaries.

         4. The Parent Company, pursuant to the terms of an interest bearing note with Guarantor Subsidiaries, has included in their allocation of expenses, interest expense for the nine and three months ended June 30, 1997 and 1996, respectively.

         The Company believes that providing the following condensed consolidating information is of material interest to investors in the Notes and has not presented separate financial statements for each of the Guarantors.

                            HARVARD INDUSTRIES, INC.
                             (DEBTOR-IN-POSSESSION)
                          CONSOLIDATING BALANCE SHEET
                                 JUNE 30, 1997
                           (In thousands of dollars)

                                                                          Combined      Combined
                                                              Parent     Guarantor    Non-Guarantor
                                                             Company    Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                           ----------  ------------- -------------  ------------- -------------
  ASSETS
  Current assets:
    Cash and cash equivalents............................. $      152  $      4,156  $      -       $     -       $      4,308
    Accounts receivable, net..............................      2,753        77,275          6,317        -             86,345
    Inventories...........................................      2,341        52,898         -             -             55,239
    Prepaid expenses and other current assets.............      1,456         1,768         -             -              3,224
                                                           ----------  ------------  -------------  ------------  ------------
      Total current assets................................      6,702       136,097          6,317        -            149,116
  Investment in Subsidiaries..............................    118,308        12,457         -           (130,765)       -
  Property, plant and equipment, net......................      4,071       259,141          9,868        -            273,080
  Intangible assets, net..................................      -             4,813         -             -              4,813
  Intercompany receivables................................    428,207       283,746          9,494      (721,447)       -
  Other assets............................................     19,054         5,190                       -             24,244
                                                           ----------  ------------  -------------  ------------  ------------
                                                           $  576,342  $    701,444  $      25,679  $   (852,212) $    451,253
  LIABILITIES AND SHAREHOLDERS'                            ==========  ============  =============  ============  ============
    EQUITY (DEFICIENCY)
  Current liabilities:
    Current portion of DIP loans.......................... $      529  $     13,153  $      -       $     -       $     13,682
    Current portion of long-term debt.....................      -             1,587         -             -              1,587
    Accounts payable......................................      -            25,035          3,762        -             28,797
    Accrued expenses......................................      9,912        44,246          2,218        -             56,376
    Income taxes payable..................................        344           423          1,594        -              2,361
                                                           ----------  ------------  -------------  ------------  ------------
        Total current liabilities.........................     10,785        84,444          7,574        -            102,803
  Liabilities subject to compromise(a)....................    318,159        78,905            172        -            397,236
  Long-term debt..........................................        749        73,583         -                           74,332
  Postretirement benefits other than pensions.............      -           105,031         -             -            105,031
  Intercompany payables...................................    500,547       216,390          4,510      (721,447)       -
  Other...................................................      3,918        24,783            966        -             29,667
                                                           ----------  ------------  -------------  ------------  ------------
         Total liabilities................................    834,158       583,136         13,222      (721,447)      709,069
                                                           ----------  ------------  -------------  ------------  ------------
  PIK Preferred...........................................    124,637        -              -             -            124,637
                                                           ----------  ------------  -------------  ------------  ------------
  Shareholders' equity (deficiency):
    Common stock and additional
      paid-in-capital.....................................     32,205        73,054             10       (73,064)       32,205
    Additional minimum pension liability..................     (1,767)       (1,767)        -              1,767        (1,767)
    Foreign currency translation adjustment...............     (1,970)       (1,970)        (1,997)        3,967        (1,970)
    Retained earnings (deficiency)........................   (410,921)       48,991         14,444       (63,435)     (410,921)
                                                           ----------  ------------  -------------  ------------  ------------
      Total shareholders' equity (deficiency).............   (382,453)      118,308         12,457      (130,765)     (382,453)
                                                           ----------  ------------  -------------  ------------  ------------
                                                           $  576,342  $    701,444  $      25,679  $   (852,212) $    451,253
                                                           ==========  ============  =============  ============  ============


              (a) Includes $300,000 senior notes payable which are subject to the guaranty of the combined guarantor subsidiaries

                           HARVARD INDUSTRIES, INC.
                            (DEBTOR-IN-POSSESSION)
                         CONSOLIDATING BALANCE SHEET
                              SEPTEMBER 30, 1996
                          (In thousands of dollars)

                                                                          Combined      Combined
                                                              Parent     Guarantor    Non-Guarantor
                                                             Company    Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                                           ---------   ------------- -------------  ------------- -------------
  ASSETS
  Current assets:
    Cash and cash equivalents............................  $   (1,655) $      4,367  $      (1,605) $     -       $      1,107
    Accounts receivable, net.............................       5,925        88,124          5,532        -             99,581
    Inventories..........................................       5,056        46,312          2,533        -             53,901
    Prepaid expenses and other current assets.............        372         1,265         -             -              1,637
                                                           ----------  ------------  -------------  ------------  ------------
      Total current assets...............................       9,698       140,068          6,460        -            156,226
  Investment in Subsidiaries.............................     296,822        41,877         -           (338,699)       -
  Property, plant and equipment, net.....................       4,747       286,575          9,351        -            300,673
  Intangible assets, net.................................       -           127,250         -             -            127,250
  Intercompany receivables...............................     394,988       222,486         16,134      (633,608)       -
  Other assets...........................................      25,428         8,092             36        -             33,556
                                                           ----------  ------------  -------------  -----------   ------------
                                                           $  731,683  $    826,348  $      31,981  $   (972,307) $    617,705
  LIABILITIES AND SHAREHOLDERS'                            ==========  ============  =============  ============  ============
    EQUITY (DEFICIENCY)
  Current liabilities:
    Current portion of long-term debt....................  $    -      $      1,487  $      -       $     -       $      1,487
    Accounts payable.....................................       3,711        81,975          3,387        -             89,073
    Accrued expenses ....................................      19,947        47,002         -             -             66,949
    Income taxes payable ................................           5         1,169          4,701        -              5,875
                                                           ----------  ------------  -------------  ------------  ------------
         Total current liabilities.......................      23,663       131,633          8,088        -            163,384
  Long-term debt.........................................     300,445        58,671         -             -            359,116
  Postretirement benefits other than
      pensions...........................................       -           100,464         -             -            100,464
  Intercompany payables..................................     435,038       217,523        (18,953)     (633,608)       -
  Other..................................................       3,766        21,235            969        -             25,970
                                                           ----------  ------------  -------------  ------------  ------------
         Total liabilities...............................     762,912       529,526         (9,896)     (633,608)      648,934
                                                           ----------  ------------  -------------  ------------  ------------
  PIK Preferred..........................................     114,495        -              -             -            114,495
                                                           ----------  ------------  -------------  ------------  ------------
  Shareholders' equity (deficiency):
    Common stock and additional
      paid-in-capital....................................      42,315        73,054            135       (73,189)       42,315
    Additional minimum pension liability.................      (1,767)       (1,767)        -              1,767        (1,767)
    Foreign currency translation adjustment..............      (1,964)       (1,952)        (1,952)        3,904        (1,964)
    Retained earnings (deficiency).......................    (184,308)      227,487         43,694      (271,181)     (184,308)
                                                           ----------  ------------  -------------  ------------  ------------
         Total shareholders' deficiency..................    (145,724)      296,822         41,877      (338,699)     (145,724)
                                                           ----------  ------------  -------------  ------------  ------------
                                                           $  731,683  $    826,348  $      31,981  $   (972,307) $    617,705
                                                           ==========  ============  =============  ============  ============

                           HARVARD INDUSTRIES, INC.
                            (DEBTOR-IN-POSSESSION)
                CONSOLIDATING INCOME STATEMENTS OF OPERATIONS
                       NINE MONTHS ENDED JUNE 30, 1997
                          (In thousands of dollars)

                                                                              Combined      Combined
                                                                  Parent     Guarantor    Non-Guarantor
                                                                 Company    Subsidiaries  Subsidiaries   Elimination  Consolidated
                                                                ---------  ------------- -------------  ------------ -------------
  Sales......................................................  $   15,528  $    574,526  $      24,347  $     -      $    614,401
                                                               ----------  ------------  -------------  -----------  ------------
  Costs and expenses:
    Cost of sales............................................      16,543       573,230         22,270        -           612,043
    Selling, general and administrative......................      11,528        23,894         -             -            35,422
    Interest expense.........................................      27,110         5,877            167        -            33,154
    Amortization of goodwill.................................       -             8,052         -             -             8,052
    Other (income) expense, net..............................         805         1,924             15        -             2,744
    Impairment of long-lived assets...........................      -           134,987         -             -           134,987
    Equity in (income) loss of
      subsidiaries...........................................     189,086           (49)        -          (189,037)       -
    Allocated expenses.......................................     (16,163)       14,864          1,299        -            -
                                                               ----------  ------------  -------------  -----------  ------------
        Total costs and expenses.............................     228,909       762,779         23,751     (189,037)      826,402
                                                               ----------  ------------  -------------  -----------  ------------
  Income (loss) before income taxes and
       reorganization items..................................    (213,381)     (188,253)           596      189,037      (212,001)

  Reorganization items.......................................     (13,232)       -              -             -           (13,232)
                                                               ----------  -----------   -------------  -----------  ------------

  Loss before income taxes...................................    (226,613)     (188,253)           596      189,037      (225,233)

  Provision for income taxes.................................       -               833            547        -             1,380
                                                               ----------  ------------  -------------  -----------  ------------

     Net income (loss).......................................  $ (226,613) $   (189,086) $          49  $   189,037  $   (226,613)
                                                               ==========  ============  =============  ===========  ============

                           HARVARD INDUSTRIES, INC.
                            (DEBTOR-IN-POSSESSION)
                CONSOLIDATING INCOME STATEMENTS OF OPERATIONS
                       NINE MONTHS ENDED JUNE 30, 1996
                           (In thousand of dollars)

                                                                         Combined      Combined
                                                              Parent    Guarantor    Non-Guarantor
                                                              Company  Subsidiaries   Subsidiaries   Elimination  Consolidated
                                                             -------- -------------  -------------  ------------  ------------
  Sales..............................................       $  24,476  $    588,493  $      20,688  $     -      $    633,657
                                                            ---------  ------------  -------------  -----------  ------------
  Costs and expenses:
    Cost of sales....................................          23,593       551,682         17,776        -           593,051
    Selling, general and administrative..............           7,989        24,541              4        -            32,534
    Interest expense.................................          28,446         2,803             30        -            31,279
    Amortization of goodwill.........................            -            7,746         -             -             7,746
    Other (income) expense, net......................           1,431           716         (1,518)       -               629
    Equity in (income) loss of  subsidiaries.........          15,169        (1,838)        -           (13,331)       -
    Allocated expenses...............................         (18,369)       16,923          1,446        -            -
                                                            ---------  ------------  -------------  -----------  ------------
        Total costs and expenses.....................          58,259       602,573         17,738      (13,331)      665,239
                                                            =========  ============  =============  ===========  ============
  Income (loss) before provision for
    income taxes ....................................         (33,783)      (14,080)         2,950       13,331       (31,582)
  Provision for income taxes.........................            -            1,089          1,112        -             2,201
                                                            ---------  ------------  -------------  ----------   ------------
  Net income (loss)..................................       $ (33,783) $    (15,169) $       1,838  $    13,331  $    (33,783)
                                                            =========  ============  =============  ===========  ============

                           HARVARD INDUSTRIES, INC.
                            (DEBTOR-IN-POSSESSION)
                    CONSOLIDATING STATEMENT OF CASH FLOWS
                       NINE MONTHS ENDED JUNE 30, 1997
                          (In thousands of dollars)

                                                                                Combined     Combined
                                                                      Parent   Guarantor   Non-Guarantor
                                                                     Company  Subsidiaries Subsidiaries   Elimination  Consolidated
                                                                    --------  ------------ ------------   -----------  ------------
Cash flows related to operating activities:
  Loss from continuing operations before reorganization items.... $ (213,381) $ (189,086) $          49  $   189,037   $  (213,381)
  Add back (deduct) items not affecting
   cash and cash equivalents:
    Equity in (income) loss of subsidiaries......................    189,086         (49)        -          (189,037)       -
    Depreciation and amortization................................      2,034      45,097            866        -            47,997
    Impairment of long-lived assets..............................      -         134,987         -             -           134,987
    Loss on Disposition of property, plant and
     equipment and property held for sale........................      -           1,759         -             -             1,759
    Postretirement benefits......................................      -           5,145         -             -             5,145
    Write-off of deferred debt expense...........................      1,792                                                 1,792
    Senior notes interest accrued prior to chapter 11, not paid..      9,728                                                 9,728
Changes in operating assets and liabilities :
    Accounts receivable..........................................      3,172      10,849           (785)       -            13,236
    Inventories..................................................      2,715      (6,586)         2,533        -            (1,338)
    Other current assets.........................................     (1,084)       (503)        -             -            (1,587)
    Accounts payable.............................................     (4,139)    (56,940)           375        -           (60,704)
    Accounts payable prepetition.................................      3,169      78,905            172                     82,246
    Accrued expenses and income taxes payable....................     (6,867)     (5,236)          (889)       -           (12,992)
    Other noncurrent liabilities.................................      3,099       4,027         -             -             7,126
                                                                  ----------  ----------  -------------  ----------    -----------
Net cash provided by (used in)  continuing operations before
     reorganization items........................................    (10,676)     22,369          2,321        -            14,014

Net cash used by reorganization items............................     (1,224)                                               (1,224)
                                                                  ----------  ----------  -------------  ----------    -----------

Net cash provided by (used in)  continuing operations............    (11,900)     22,369          2,321        -            12,790
                                                                  ----------  ----------  -------------  ----------    -----------

Cash flows related to investing activities:
  Acquisition of property, plant and equipment...................        (94)    (29,084)        (1,362)       -           (30,540)
  Cash flows related to net assets of discountinued operations ..        212      -              -             -               212
  Proceeds from disposition of property,
    plant and equipment..........................................      -             622         -             -               622
  Net change in other noncurrent accounts........................     (1,220)        763            (33)       -              (490)
                                                                  ----------  ----------  -------------  ----------    -----------

Net cash used in investing activities............................     (1,102)    (27,699)        (1,395)       -           (30,196)
                                                                  ----------  ----------  -------------  ----------    -----------
Cash flows related to financing activities:
  Net payments under financing / credit agreement................       (445)    (38,389)        -             -           (38,834)
  Net borrowings under DIP financing agreement...................      1,278      67,653                                    68,931
  Deferred DIP financing costs...................................     (2,200)     -                                         (2,200)
  Proceeds from sale of stock / exercise of stock options........         32      -              -             -                32
  Repayments of long-term debt...................................      -          (1,099)        -             -            (1,099)
  Pension fund payment pursuant to PBGC settlement agreement.....     (4,500)     -              -             -            (4,500)
  Payment of EPA settlements.....................................     (1,074)       (649)        -             -            (1,723)
  Net changes in intercompany balances...........................     21,718     (22,397)           679        -            -
                                                                  ----------  ----------  -------------  ----------   ------------

Net cash provided by financing activities........................     14,809       5,119            679        -            20,607
                                                                  ----------  ----------  -------------  ----------   ------------

Net increase (decrease) in cash and cash equivalents.............      1,807        (211)         1,605        -             3,201

Cash and cash equivalents :
  Beginning of period............................................     (1,655)      4,367         (1,605)       -             1,107
                                                                  ----------  ----------  -------------  ----------   ------------

  End of period.................................................. $      152  $    4,156  $      -       $     -      $      4,308
                                                                  ==========  ==========  =============  ==========   ============

                           HARVARD INDUSTRIES, INC.
                            (DEBTOR-IN-POSSESSION)
                    CONSOLIDATING STATEMENT OF CASH FLOWS
                       NINE MONTHS ENDED JUNE 30, 1996
                          (In thousands of dollars)

                                                                              Combined       Combined
                                                                 Parent       Guarantor     Non-Guarantor
                                                                 Company     Subsidiaries  Subsidiaries   Elimination   Consolidated
                                                                 -------     ------------  ------------   -----------   ------------
Cash flows related to operating activities:
  Net income (loss).......................................... $ (33,783)  $    (15,169)    $  1,838        $ 13,331      $ (33,783)
  Add back (deduct) items not affecting
   cash and cash equivalents:
    Equity in (income) loss of subsidiaries...................   15,169         (1,838)       -             (13,331)       -
    Depreciation and amortization.............................    2,641         37,483          751          -              40,875
    Loss on disposition of property, plant and
     equipment and property held for sale.....................     -               883           35          -                 918
    Postretirement benefits...................................     -             5,768        -              -               5,768
Changes in operating assets and liabilities:
    Accounts receivable.......................................      271        (15,516)        (779)         -             (16,024)
    Inventories...............................................      237          1,651       (1,009)         -                 879
    Other current assets......................................     (158)          (211)          (7)         -                (376)
    Accounts payable..........................................      207         (1,877)        (336)         -              (2,006)
    Accrued expenses and income taxes payable.................   (4,513)       (10,093)       2,314              11        (12,281)
    Other noncurrent liabilities..............................   (1,633)         3,588       (2,941)         -                (986)
                                                               --------       --------       ------       ---------        -------

Net cash provided by (used in)  operations....................  (21,562)         4,669         (134)             11        (17,016)
                                                               --------       --------       ------       ---------        -------
Cash flows related to investing activities:

  Acquisition of property, plant and equipment................      (14)       (25,323)      (3,223)         -             (28,560)
  Proceeds to date from sale of discontinued operations.......    3,541         -             -              -               3,541
  Proceeds from disposition of property, plant and equipment..    -                663        -              -                 663
  Net change in other noncurrent accounts.....................    2,113           (815)      (1,089)            376            585
                                                               --------       --------       ------       ---------        -------

Net cash provided by (used in) investing activities...........    5,640        (25,475)      (4,312)            376        (23,771)
                                                               --------       --------       ------       ---------        -------
Cash flows related to financing activities:

  Proceeds from exercise of stock options.....................       37         -             -              -                  37
  Net borrowings under credit agreement.......................   31,000         -             -              -              31,000
  Repayments of long-term debt................................      (25)        (2,049)       -              -              (2,074)
  Pension fund payment pursuant to PBGC settlement agreement .   -              (4,500)       -              -              (4,500)
  Payment of EPA settlement agreements........................   (1,991)          (502)       -              -              (2,493)
  Net changes in intercompany balances........................  (30,668)        30,037          987            (356)         -
                                                               --------       --------       ------       ---------        -------

Net cash provided by (used in)  financing activities..........   (1,647)        22,986          987            (356)        21,970
                                                               --------       --------       ------       ---------        -------

Net increase (decrease) in cash and cash equivalents..........  (17,569)         2,180       (3,459)             31        (18,817)

Cash and cash equivalents :

  Beginning of period.........................................   18,645         (2,180)       3,491             (31)        19,925
                                                               --------       --------       ------       ---------        -------

  End of period............................................... $  1,076   $      -         $     32        $ -         $     1,108
                                                               ========       ========       ======       =========        =======

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                           (IN THOUSANDS OF DOLLARS)



FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements may include, but not be limited to, projections of revenues, income or losses, covenants provided for in the DIP financing agreement, capital expenditures, plans for future operations, including the possible sale of underperforming operations, financing needs or plans, plans relating to products or services of the Company, as well as assumptions relating to the foregoing.

         Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Quarterly Report, particularly the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include the effects of the bankruptcy filing upon suppliers, vendors and customers, unanticipated increases in launch and other operating costs, a reduction in, and inconsistent demand for, passenger cars and light trucks, the ability to attain future EBITDA requirements and earlier than anticipated and/or increased costs of resolving the ESNA matter.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30,1996

         Sales. Consolidated sales decreased $4,386, or 2.0%. Aggregate sales decreased approximately $10,647 in Harman Automotive, Harvard Interiors, Doehler-Jarvis and the Material Handling Division of Kingston-Warren, each of which has been designated for sale.

         Gross Profit. The consolidated gross profit expressed as a percentage of sales (the "gross profit margin") decreased from 6.3% to a gross profit of 2.9%. The decrease in the gross profit margin resulted from operational inefficiencies at most of the Company's operating units, price reductions and from unfavorable comparisons relative to tooling margins and long-term contract recoveries.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $497 as compared to last year. As a percentage of sales, such expenses were 5.0% and 4.6% or the three months ended June 30, 1997 and 1996, respectively.

          Interest Expense. Interest expense decreased from $10,918 to $8,822, or 19.2%. However, but for giving effect to the discontinuance of accruing interest on the senior notes of $5,102, interest expense would have increased by $3,006 as a result of increased borrowings in the current period under the DIP financing agreement.

         Amortization of Goodwill. The decrease of $2,186 in goodwill amortization occurred because goodwill related to the acquisition of Doehler-Jarvis was written-off in the second quarter of 1997.

         Other (Income) Expense, Net. The increase of $412 was due to an increase in loss on disposal of machinery and equipment.

         Reorganization Items. The $13,232 reflects the write-off of deferred financing costs related to the senior notes and increased professional and other costs attributable to the bankruptcy.

         Provision for Income Taxes. The decrease in the provision for income taxes results from a decrease in operating profit in Canadian operations.

         Net Loss. The net loss increased from $11,097 to $28,291 for the reasons described above.

Nine Months Ended June 30, 1997 Compared to Nine Months Ended June 30, 1996

         Sales. Consolidated sales decreased $19,256, or 3.0%. Aggregate sales for Harman Automotive, Harvard Interiors, Doehler-Jarvis and the Material Handling Division of Kingston-Warren, each of which has been designated for sale, decreased approximately $28,478 including $6,800 due to a decline in average aluminum prices, the benefit of which was passed on to customers.

         Gross Profit. The consolidated gross profit expressed as a percentage of sales (the "gross profit margin") decreased from 6.4% to a gross profit of 0.4%. The decrease in the gross profit margin resulted primarily from operational inefficiencies at most of the Company's operating units, price reductions and from unfavorable comparisons relative to tooling margins and long-term contract recoveries.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2,888, due to a $4,000 charge in the second quarter, primarily related to the Termination, Consulting and Release Agreement dated February 12, 1997 with Mr. Vincent J. Naimoli, the former Chairman of the Board, President and Chief Executive Officer of the Company.

         Interest Expense. Interest expense increased from $31,279 to $33,154 or 6.0%. Additionally, $5,102 was not accrued on the senior notes. The increase in interest expense is a result of increased borrowings under financing agreements.

         Amortization of Goodwill. The increase of $306 in goodwill amortization is attributable to the change from 15 years to 10 years in the life of goodwill amortization in the first and second quarters related to the acquisition of Doehler-Jarvis. Goodwill amortization related to Doehler-Jarvis ceased March 31, 1997, when such goodwill was written-off as impaired.

         Other (Income) Expense, Net. The increase of $2,115 was mainly due to an increase in loss on disposal of machinery and equipment.

         Impairment of Long-Lived Assets. As a result of continuing losses and projections of future operations and cash flows, the Company recorded a charge in the second quarter of $134,987 reflecting the permanent impairment of long-lived assets at its Doehler-Jarvis and Harman Automotive subsidiaries and one plant. The goodwill portion of this charge is $114,385.

         Provision for Income Taxes. The decrease in the provision for income taxes results from a decrease in operating profit in Canada.

          Net Loss. The net loss increased from $33,783 to $226,613 for the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

         Material Event. On May 8, 1997, the Debtors filed voluntary petitions for relief under chapter 11 of the federal bankruptcy laws in the United States District Court for the District of Delaware. Under chapter 11, certain claims against the Debtors arising prior to the filing of the petitions are stayed while the Debtors continue business operations as DIP. Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the Court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured by liens against the Debtors' assets ("secured claims") also are stayed as to enforcement.

         The Company is in process of formulating a plan of reorganization. In the event this plan of reorganization is formulated and approved by the unsecured creditors and the Court, continuation of the Company's business after reorganization is dependent upon the success of future operations and the Company's ability to meet its obligations as they become due. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the chapter 11 proceedings and circumstances relating to this event, including the Company's highly leveraged financial structure and recurring losses from operations as reflected in the consolidated statements of operations, such realization of assets and liquidation of liabilities is subject to significant uncertainty. The consolidated financial statements do not give effect to the carrying value of assets, or amounts and classification of liabilities that might be necessary as a consequence of the bankruptcy proceedings.

         General. For the nine months ended June 30, 1997, the Company had a cash flow from operations of $12,790 compared to a negative cash flow of $17,016 for the nine months ended June 30, 1996. The 1997 improvement in cash flow resulted principally from the fact that prepetition accounts payable claims are stayed by order of the Court. The Company increased its net borrowings under its various financing agreements by $30,000 at June 30, 1997 to help fund investing activities of $30,000 and other financing activities of $10,000. The Company had a deficiency of earnings over fixed charges and dividends on preferred stock of $222,143 and $42,715 for the nine months ended June 30, 1997 and 1996, respectively.

         Financing. At June 30, 1997, $3,932 of DIP indebtedness was outstanding under the Company's Revolving Line of Credit, $65,000 of indebtedness was outstanding under the Company's Term Loan and stand-by Letters of Credit outstanding amounted to $12,222. The Company's strategic plan is to continue its efforts to sell or otherwise divest its Doehler-Jarvis and Harman Automotive subsidiaries and its Harvard Interiors division as well as the Material Handling Division, a non-core product line of its Kingston-Warren subsidiary, subject to Court approval. There is no assurance that any of such businesses will in fact be sold, but, in any event, any proceeds realized from such dispositions are expected to be applied to the reduction of the Company's borrowings from the DIP financing. To date, other than with respect to the Material Handling Division, the Company has not obtained a firm proposal for the sale of any of the businesses designated to be sold.

         The Company obtained a two-year DIP financing, approved by the Court to enable it to continue normal operations during the chapter 11 proceeding. The DIP financing provides up to $175,000 of financing, subject to collateral availability, including the repayment of prepetition obligations of approximately $105,044. The DIP financing provides for $65,000 of Term Loans and $110,000 of Revolving Credit Loans which includes a $25,000 sub-limit letter of credit facility principally for stand by letters of credit. The Company believes the DIP financing will enable the Company to continue normal operations during the chapter 11 proceedings.

         The Revolving Credit Loans bear interest at the rate of 1.50% in excess of the Base Rate (Prime) and the Term Loans 1.75% in excess of the Base Rate. The prime rate was 8.50% at June 30, 1997. The Term Loans provide for quarterly payments of $3,250 beginning November 30, 1997 through February 28, 1999 with a final installment of $45,500 due on May 8, 1999.

         The DIP financing provides for the net proceeds from asset sales, if any, to prepay principal in respect of the Revolving Credit Loans to the extent such collateral was sold and any excess proceeds shall be applied to the Term Loan.

         The DIP financing also provides, among other things, monthly covenants beginning May 31, 1997, covenants with respect to EBITDA and a capital expenditures limitation of $10,000 for the five months ending September 30, 1997 and a monthly fixed charge ratio beginning October 1, 1997. As collateral, the Debtors have pledged substantially all assets of the Debtors. The Company was in compliance with the EBITDA covenant for the two months ended June 30, 1997, and expects to be in compliance with the cumulative EBITDA covenant of $11,000 for the five months ending September 30, 1997. The Company is currently in discussions with the agent for the DIP lending syndicate to obtain the necessary consent to exceed the $10,000 limitation discussed above.

         Capital Expenditures. Capital expenditures of $9,000 are currently anticipated for the balance of the year ended September 30, 1997. These expenditures will exceed the limitations mentioned above and therefore require the necessary consent. Moreover, the Company anticipates incurring expenses of approximately $2,300 through fiscal 1998 as start-up costs under a V-6 engine block program, a major outsourcing program with General Motors; however, revenues from this program are not expected to commence until December 1997, with full annual volumes not expected to be achieved until the year 2003.

         Other Expenditures. The estimated closing costs of the plant mentioned in Note 9 will approximate $2,900.

         All of the above expenditures, which are subject to approval of the Bankruptcy Court, will necessarily serve to compound the Company's existing cash shortfall and its ability to meet its obligations. Although the DIP financing, will ameliorate these liquidity concerns, it is also to be noted that such financing places limitations on aggregate capital expenditures. Nevertheless, management expects that its existing operations will continue without interruption during the reorganization period.

         ESNA. The Company believes that the 1997 estimated costs of the ESNA matter, exclusive of possible fines, damages and penalties, if any, will not be material. Such costs relate to carrying costs of the Union, N.J. facility and costs associated with the Company's ongoing participation in the Department of Defense Voluntary Disclosure Program. However, the ultimate cost of disposition of this matter, as well as the required funding of such costs, depends upon future events, the outcomes of which are not determinable at the present time, including the Company receiving favorable consideration from the government as a result of its admission into the Voluntary Disclosure Program. Such outcomes could have a material effect on the Company's financial condition, results of operations and/or liquidity. If it is ultimately determined that the deviation from specifications and certifications made in connection therewith constitute violations of various statutory and regulatory provisions, the Company may, among other things, be subject to criminal prosecution, treble damages and penalties under the Civil False Claims Act or RICO, as well as administrative sanctions, such as debarment from future government contracting. The Company is unable to determine the effect, if any, of the bankruptcy filing on the ESNA matter.

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

27.1     Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K:

         None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                        HARVARD INDUSTRIES, INC.
                                        ------------------------
                                        (Registrant)

            August 14,  1997            BY /s/ Joseph J. Gagliardi
                                           -----------------------------------
                                        Joseph J. Gagliardi
                                        Senior Vice President Finance and
                                        Chief Financial Officer
                                        (Principal Financial Officer)

            August 14, 1997             /s/ William J. Warren
                                        --------------------------------------
                                        William J. Warren
                                        Vice President and
                                        Chief Accounting Officer
                                        (Principal Accounting Officer)

                                 EXHIBIT INDEX



EXHIBIT NO.                               DESCRIPTION                                      PAGE NO.
-----------                               -----------                                      --------
    12.1        Computation of Ratio of Earnings to Fixed Charges and Dividends on
                Preferred Stock.

    27.1        Financial Data Schedule (for SEC use only)