Form 10-K
period 1997-09-30
HARVARD INDUSTRIES INC
filed 1997-12-29
CIK 46012

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                         COMMISSION FILE NO. 0-21362

                           HARVARD INDUSTRIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                FLORIDA                                 21-0715310
   (State or other jurisdiction           (I.R.S. EMPLOYER IDENTIFICATION NO.)
of incorporation or organization)

     3 WERNER WAY, LEBANON, NEW JERSEY                    08833
(Address of principal executive offices)                (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (908) 437-4100
       Securities registered pursuant to Section 12(b) of the Act: None
         Securities registered pursuant to Section 12(g) of the Act:

 Common Stock, par value $.01 per share        Over the Counter Bulletin Board Market
 Pay-In-Kind Exchangeable Preferred Stock,     Over the Counter Bulletin Board Market
 par value $.01 per share

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

   The aggregate market value of Registrant's voting stock held by nonaffiliates of Registrant, as of December 15, 1997, was $4,299,240 based on the average bid and asked prices of the Common Stock in the Over the Counter Bulletin Board Market on such date.

   The number of shares outstanding of Registrant's Common Stock, as of December 15, 1997, was 7,026,437.

                              -----------------

                     DOCUMENTS INCORPORATED BY REFERENCE
                                     NONE

                                    PART I

   This Annual Report on Form 10-K contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions referenced above. Forward-looking statements may include, but are not limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, financing needs or plans, compliance with financial covenants in loan agreements, plans for liquidation or sale of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, and the effects of the bankruptcy proceedings, the ability to obtain additional financing, including the Company's ability to meet obligations as they become due, and other pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words "anticipates," "believes," "estimates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements.

   Forward-looking statements are inherently subject to risks and uncertainties, including, but not limited to, product demand, pricing, market acceptance, risk of dependence on third party suppliers, intellectual property rights and litigation, risks in product and technology development and other risk factors detailed in the Company's Securities and Exchange Commission filings, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual Report, particularly in "Item 1. Business-Compliance with Environmental Laws," "Item 3. Legal Proceedings" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include unanticipated increases in launch and other operating costs, a reduction and inconsistent demand for passenger cars and light trucks, labor disputes, capital requirements, adverse weather conditions, the ability to consummate successfully negotiations looking towards defraying certain costs in connection with the wind-down of the Toledo, Ohio facility, unanticipated developments in the bankruptcy proceedings and the impact thereof, as well as other pending litigation, and increases in borrowing costs.

   Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS

 Material Events

   On May 8, 1997, Harvard Industries, Inc. (the "Company" or the
"Registrant") and its domestic subsidiaries (collectively the "Debtors") filed voluntary petitions for relief under Chapter 11 of the Federal bankruptcy laws in the United States Bankruptcy Court for the District of Delaware (the "Court").

   Under Chapter 11, holders of most claims arising prior to the filing of the petitions for relief under the Federal bankruptcy laws are stayed from collecting on such claims while the Debtors continue business operations as debtors-in-possession ("DIP"). Additional claims may arise subsequent to the filing date resulting from rejection of executory contracts, including leases. Holders of pre-petition claims secured by liens against the Debtors' assets ("secured claims") are also stayed from enforcing their rights as secured creditors without leave of the Court.

   The Debtors have received approval from the Court to pay or otherwise honor certain pre-petition obligations, including certain employee wages, salaries and other compensation, employee benefits, reimbursable employee expenses and certain workers' compensation claims, as well as to continue customer practices with respect to warranties, refunds and return policies.

   The Debtors have not yet filed with the Court any plans of reorganization. Under the Bankruptcy Code, a debtor is given an exclusive period of 120 days to file a plan of reorganization and 180 days to solicit acceptances to such plan. These periods afforded to the Debtors under the Bankruptcy Code initially expired on September 5, 1997 and November 4, 1997, respectively, and have been extended by the Court from time to time. The Court has given the Debtors until June 2, 1998 to formulate and file their plans of reorganization, and until August 1, 1998 to solicit plan acceptances thereto. In the event such plans are formulated and approved by the creditors and the Court, continuation of the Debtors' business after reorganization is dependent upon the success of future operations and the ability to meet obligations as they become due. See "Item 3. Legal Proceedings" and Note 1 to Consolidated Financial Statements for additional information.

 Business

   The Company was incorporated in the State of Delaware in 1932, and reincorporated in the State of Florida in 1996 through a merger with and into a wholly-owned subsidiary. It is primarily engaged in the business of designing, engineering, and manufacturing components for original equipment manufacturers ("OEMs") producing cars and light trucks in North America. Its principal customers are General Motors Corporation ("GM"), Ford Motor Company ("Ford"), and Chrysler Corporation ("Chrysler," and collectively with GM and Ford, the "U.S. Automakers").

   In connection with the election of Mr. Roger G. Pollazzi as Chief Operating Officer in November 1997, the Company has relocated its principal executive offices to 3 Werner Way, Lebanon, New Jersey 08833. The terms "Company" and "Registrant" as used herein mean Harvard Industries, Inc. together with all of its subsidiaries, unless the context indicates otherwise.

   Consolidated net sales for the fiscal year ended September 30, 1997 were $810.8 million as compared with $824.8 million of net sales for the fiscal year ended September 30, 1996. Of such sales (i) approximately 43%, 33% and 7% were attributable to GM, Ford and Chrysler, respectively, for the fiscal year ended September 30, 1997 and (ii) approximately 43%, 31% and 8% were attributable to GM, Ford and Chrysler, respectively, for the fiscal year ended September 30, 1996. The Company's automotive business sales represented 98% and 96%, respectively, of the consolidated net sales for the fiscal years ended September 30, 1997 and September 30, 1996.

   The Company conducts its automotive operations primarily through four wholly owned direct subsidiaries, The Kingston-Warren Corporation ("Kingston-Warren"), Harman Automotive, Inc. ("Harman"), Hayes-Albion Corporation ("Hayes-Albion"), and Doehler-Jarvis, Inc. ("Doehler-Jarvis"). Doehler-Jarvis, in turn, conducts it activities through four of its direct subsidiaries, namely, Doehler-Jarvis Toledo, Inc. ("Toledo"), Doehler-Jarvis Pottstown, Inc. ("Pottstown"), Doehler-Jarvis Greeneville, Inc. ("Greeneville") and Doehler-Jarvis Technologies, Inc. (collectively, the "Doehler-Jarvis entities"). The Company's subsidiaries, together with the Trim Trends Division of Hayes-Albion, produce a wide range of products including: rubber glass-run channels; rubber seals for doors and trunk lids; outside rearview mirrors; complex, high volume aluminum castings and other cast, fabricated, machined and decorated metal products; and metal stamped and roll form products.

 Strategic Alternatives

   The Company has from time to time solicited investment banking services for the purpose of exploring strategic financial alternatives to maximize the value of its assets. These alternatives could include a possible sale or merger of the Company or a sale of one or more of the Company's subsidiaries or the assets of a subsidiary or other designated plant assets. Due to the continuing losses, additional capacity problems and substantial capital expenditures required for its operations generated by its Toledo subsidiary, management has determined to wind down existing operations at the subsidiary's Toledo, Ohio plant, or otherwise sell or dispose of that facility. Both Ford and GM are negotiating with the Company to defray certain expenses and assume certain obligations in connection with the wind-down. The

Company is unable to estimate its costs with respect to the wind-down. The Company plans to maintain the operations of Greeneville and Pottstown. Although the Company has previously reported that it intended to sell all of the Doehler-Jarvis entities, no offer has been received that has been deemed acceptable by the Company.

   The Company has, in furtherance of its intention to sell or dispose of certain non-core businesses, sold the materials handling division of its Kingston-Warren subsidiary in December 1997 to a non-affiliated party for an aggregate cash consideration of $18 million, the proceeds of which were applied to payment of the Company's indebtedness under its DIP Financing Agreement. See "Post-Petition Loan and Security Agreement." In addition, the Company continues to be desirous of selling or otherwise disposing of its Harman subsidiary as well as its Harvard Interiors furniture business (which are intended to be liquidated if not sold or otherwise disposed of by February 1998). See "Item 2. Properties" regarding an agreement to sell the real property of Harvard Interiors located in St. Louis, Missouri.

   There can be no assurance that any transaction for the sale or disposition of any of the above entities will be approved by the Company or will be consummated.

OPERATIONS DESCRIPTION

 Overview

   Automotive component manufacturers, like the Company, are invited to bid for specific products and component systems which are incorporated in both new and existing automotive platforms. If the platform already exists, the current supplier may be favored by the OEM because of the supplier's familiarity with the existing product as well as its existing investment in the manufacturing process and tooling.

   With respect to new platforms, there has been an increasing trend toward involving potential suppliers much earlier in the design and development process in order to encourage the supplier to share some of the design and development burden. Achieving this cooperative supplier status is a significant step towards winning a long-term supply order and gives the supplier a decided advantage over the competition. However, even if awarded an order, in almost all instances it will be at least two to four years before these cooperative suppliers see their products incorporated into new platforms. Consequently, the key success factor for suppliers to the automotive industry has changed from pure cost minimization to total program management encompassing state-of-the-art design, manufacture and delivery of high quality components and systems. This trend reinforces the importance of early involvement with the automotive manufacturers and consistent quality performance of existing businesses.

   There is also an increasing trend towards potential suppliers committing to target prices on parts or systems as a condition of being awarded a design and supply order. Under target price arrangements, the burden of cost overruns is generally borne by the supplier. In addition, in order to secure long-term supply arrangements, annual price concessions through productivity improvements are expected by OEMs. As automotive parts suppliers continue to face downward pricing pressures on the components supplied to the OEMs, automotive production volumes become critical in maintaining and increasing operating profitability.

 Design, Production and Delivery

   The Company has strong design and engineering capabilities which enable it to better serve its customers in the initial phases of product development. The Company's Computer Aided Engineering ("CAE") group, located at its automotive headquarters in Farmington Hills, Michigan, is the focal point of this initiative. At the Farmington Hills location the CAE group utilizes Computer Aided Design ("CAD") techniques which allow the Company's design engineers to input a product's physical and performance characteristics into state-of-the-art hardware and software systems. These systems subsequently produce 3-D representations of the products, which can be automatically downloaded into Computer Numerically Controlled ("CNC") milling and cutting machines. These CNC machines can produce tooling equipment and manufacture products with a high degree of accuracy and reduced load times, thereby reducing the historically high labor content in the Company's product costs. Furthermore, the Company, can mathematically test its product designs prior to production, resulting in savings through the elimination of numerous physical prototypes and significantly reducing the lead time typical in developing and testing new products. The Company's research and development facilities are located in Toledo, Ohio and Newfields, New Hampshire where Company personnel meet with customers to incorporate the customer's structural and thermal requirements into the product design process. In addition, the Company maintains engineering facilities at Farmington Hills, Michigan and Wytheville, Virginia.

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

   Consistent with the Company's design approach is its increasing involvement in cooperative supplier programs. As a cooperative supplier, the Company receives the initial design responsibilities for a specific product or component for a particular vehicle in the early stages of its design. These programs, which effectively move the burden of design and development of new products from OEMs to their suppliers, resulting in corresponding increased costs, have represented an increasing trend in the automotive industry in the late 1980's and early 1990's. In 1995 and 1996, the Company was the cooperative supplier on three major body sealing programs at GM. Three additional programs (GMX230, GMT360 and GMX320) were ultimately awarded to the Company in 1997.

   Following the design of its products, the Company employs work cells and synchronous manufacturing techniques to improve production efficiency. Central to this approach is the emphasis on a "continuous improvement" environment that enables employees to develop new and more efficient manufacturing techniques.

AUTOMOTIVE INDUSTRY DEVELOPMENTS

   The North American automotive parts supply business is composed of sales to OEMs and the automotive aftermarket. The Company primarily sells products to be installed as original equipment in new cars and trucks predominantly to OEMs and to other OEM suppliers.

 New Business Development

   Historically, the U.S. Automakers furnished their suppliers with blueprints and specifications for their required products and chose vendors based on price and reputation. However, in today's automotive supplier marketplace, it is typical for the U.S. Automakers to electronically furnish their suppliers with mathematical data describing the surfaces of the part or system in question, along with the technical description of its functional requirements. At this point, the supplier is expected to assume responsibility for all of the activities necessary to bring the part to production. The development cycle includes the design and engineering function and the production of prototypes for design validation. After validation of the prototype parts or system, tooling is designed and built to manufacture the finished product. This cycle usually requires between two and three years to complete, during which the supplier assumes most of the responsibility for managing the interface of the various groups within its own and the customer's organization. These groups include the supplier's and OEM's respective purchasing/sales, design, engineering, quality assurance, and manufacturing areas.

   Prior to the current era of supplier total program responsibility, customer interface was limited to the supplier sales function dealing with the customer purchasing function. In today's marketplace, it is necessary for the Company's engineers and technicians to constantly interface with their counterparts at the U.S. Automakers to secure design contracts. This is the principal starting point in the process of being awarded future business. There are significant differences among suppliers in their abilities to design and manage complex systems and bring them through the product design and manufacturing cycle on time and at a competitive price.

 OEM Purchasing, Practices and Trends

   In the late 1980s and early 1990s, the U.S. Automakers instituted a number of fundamental changes in their sourcing procedures. Principal among these changes has been an increased focus on suppliers' cost and improving quality performance, a significant consolidation in the number of suppliers and, most recently, a movement toward purchasing integrated systems, where the supplier provides the manufacturing, design, engineering and program management support for a complete package of integrated products.

   OEMs have implemented cost reduction programs that require suppliers to pass on a portion of the benefit of productivity improvement in the form of lower prices in exchange for multi-year supply agreements. These initiatives have required suppliers to implement programs to lower their costs and reduce component and system prices to the OEMs.

   As a "Tier I" supplier, the Company is responsible for delivering its products on a "just-in-time" basis directly into its customers' manufacturing facilities. To facilitate this delivery system, the Company utilizes direct computer links to its customers.

   OEMs are expected to continue to purchase integrated systems in order to reduce the internal labor and overhead costs and design lead time associated with purchasing related parts from multiple suppliers. By purchasing complete component "systems," OEMs are able to shift engineering, design, program management, and product investment costs to fewer and more capable suppliers. By designing and supplying component systems, a supplier is able to reduce costs and improve quality by identifying system-wide solutions. The Company believes that this shift creates an opportunity for suppliers, such as the Company, to provide an integrated array of components.

 New North American OEMs (Transplants)

   Over the last decade, foreign automotive manufacturers have gained a significant share of the U.S. market, first through exports and more recently through U.S.-based manufacturing facilities. Japanese export sales have dropped significantly from 1983 to 1993, while Japanese Transplant sales have grown dramatically as Japanese car companies have shifted more of their production to North America. Based on industry analysts' estimates, Transplants produced 51.8% of the Japanese cars sold in the United States in 1994 compared with 8.4% in 1985. As a percent of total North American car production, Transplant production increased from 2.0% in 1985 to 15.5% in 1996.

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

 Demand

   As an OEM supplier, the Company is significantly affected by consumer demand for new vehicles in North America. Demand in North American car and light truck markets is tied closely to the overall strength of the North American economies. After attaining a production level of approximately 13.6 million units in 1985, North American car and light truck production fell to
10.4 million units in 1991. Since this low, production has risen to 15.2 million units for the 1996 calendar year, with comparable units projected for calendar year 1997.

SUBSIDIARIES

 The Kingston-Warren Corporation

   Kingston-Warren, which has conducted business since 1945, produces rubber glass-run channels, sealing strips and body seals, which weather seal the doors and windows of automobiles and reduce air leakage into the vehicle, thus contributing to noise reduction and aerodynamic efficiency. The sealing strip is produced by a complex process of metal roll forming, rubber extruding, flocking and curing, followed by secondary procedures consisting of trimming, notching, stretch bending and molding. Kingston-Warren is a leading supplier to GM of both sealing strips and glass-run channels, and has been designated the sole supplier of glass-run channels for several new GM models. Recent new customers include Ford and Toyota. Until November 1997, Kingston-Warren manufactured flow-through material storage racks and electronic order-picking systems primarily for warehouses and distribution centers. Kingston-Warren has three manufacturing locations -- Newfields, New Hampshire; Wytheville, Virginia; and Church Hill, Tennessee.

 Doehler-Jarvis Entities

   The businesses of the Doehler-Jarvis entities have operated since 1907. The Doehler-Jarvis entities specialize in complex, high volume aluminum castings primarily for use in the automotive industry. The Doehler-Jarvis entities conduct operations primarily at three manufacturing facilities located in Toledo, Ohio, Pottstown, Pennsylvania and Greeneville, Tennessee. Management is proposing to wind down the Toledo, Ohio manufacturing operation.

   The automotive components manufactured by the Doehler-Jarvis entities include automatic transmission cases and components, cylinder heads, cam carriers, intake manifolds, front engine covers, water pumps and rack and pinion housings. These automotive products are used in over 130 vehicle models, predominantly light trucks and rear-wheel drive luxury automobiles. Management believes that this diversified sales base helps to reduce exposure to production declines in any particular model, while providing some resistance to an economic downturn due to consumer preference toward light trucks and luxury automobiles, sales of which historically have been less affected during periods of reduced economic growth.

   Aluminum castings are manufactured using one of four principal processes: high pressure die casting; semi-permanent and permanent mold casting; squeeze casting; and sand casting. Doehler-Jarvis uses the high pressure die casting and semi-permanent and permanent mold casting processes in addition to its proprietary DoehlerCore(Copyright) process for its current production.

   Doehler-Jarvis became a wholly-owned subsidiary of the Company pursuant to a merger transaction on July 28, 1995. Consolidated sales of the Doehler-Jarvis entities amounted to $294.5 million for the year ended September 30, 1997 and a gross margin loss was incurred in excess of $21.0 million, caused primarily by operational inefficiencies offset by curtailment gains with respect to post-retirement obligations. The Company has experienced a deficiency of earnings over fixed charges as a result of the unprofitable operations of the Doehler-Jarvis entities and increased interest costs. See Note 13 of Notes to Consolidated Financial Statements for information regarding impairment charges.

   The Greeneville plant utilizes a variety of advanced casting processes, including sand casting, to produce high volume aluminum parts for the North American automotive industry. The patented DoehlerCore(Registered Trademark) process developed in 1980 is used to produce front engine covers for several passenger cars including GM's new premium V-6 engine. Die cast oil pans are shipped from the Greeneville facility to Toyota's Canadian plant which builds the Camry. This facility also produces fully machined intake manifolds by the semi permanent mold process which are ultimately used on GM's light trucks.

   The Pottstown plant specializes in medium size aluminum die castings and complements its casting capabilities with highly efficient machining centers. It is the largest independent supplier of hypereutectic "390" alloy in North America supplying heavy duty internal transmission and air compressor castings. Recently, the plant's new 1600 ton squeeze casting machines began producing the lower crankcase casting for GM's new premium V-6 engine.

   In November 1997, GM notified Toledo that GM was resourcing the production of V-6 engine blocks to other parties. The Toledo V-6 program was scheduled to launch in late 1998, and would have constituted approximately 25% of the operating revenues of Toledo when in full production.

 Harman Automotive, Inc.

   Harman has conducted business since 1934 and is a full-line producer of outside rearview mirrors for use as original equipment by the U.S. Automakers. Harman primarily designs and produces hand-controlled mirrors and remote-controlled mirrors, which are either cable or electric operated, and a variety of door handles. The mirrors are either molded plastic or die-cast zinc and are painted, fabricated and assembled according to customer specifications at Harman's integrated facilities. Harman's customers include GM and Chrysler. The Company's manufacturing facility is located in Bolivar, Tennessee.

   Harman notified GM that due to continuing losses it could not meet its obligations under existing purchase orders. As a result, GM has notified Harman that it was in the process of resourcing Harman's mirror business to an alternative supplier.

   Harman sales to Ford amounted to $16.0 million for the fiscal year ended September 30, 1995 and fell to $3.4 million and $2.0 million in the fiscal years 1996 and 1997, respectively. See "Strategic Alternatives" regarding the sale or other disposition of Harman's business by February 1998. See Note 13 of Notes to Consolidated Financial Statements regarding charges for impairment of Harman's long-lived assets.

 Hayes-Albion Corporation

   Hayes-Albion has conducted business since 1888 and engages in casting, fabricating and machining a wide range of quality metal products primarily for the North American automotive industry and, to a lesser extent, for the farm equipment and general industrial markets. Hayes-Albion's products consist of ferrous and non-ferrous castings and fans. Products made from ferrous castings include transmission parts, universal joint yokes, rear axle housings and suspension parts and are manufactured primarily for use in the automotive industry. Products made from aluminum, magnesium and zinc castings are manufactured by Hayes-Albion for the automotive, transportation, construction, and machinery industries. Hayes-Albion's principal customers are GM, Ford, Chrysler, Caterpillar, Toyota and Dana. Hayes-Albion supplies cylinder head covers for delivery to Toyota's Tahara plant in Japan for use in Toyota's Lexus models. Hayes-Albion has six manufacturing facilities, one each located in Albion and Jackson, Michigan; Tiffin, Ohio; Ripley, Tennessee; St. Louis, Missouri; and Rock Valley, Iowa. See Note 13 of Notes to Consolidated Financial Statements regarding charges for impairment of certain long-lived assets of the Tiffin plant.

 Trim Trends

   Trim Trends Division has conducted business since 1948 and is a full-line producer of functional and decorative metal stamped and roll form products for use as original equipment by the U.S. Automakers. These products are manufactured using a variety of raw materials, including carbon steel, stainless steel, and aluminum that are fabricated according to customer specifications. The Trim Trends Division's customers include GM, Ford, and Chrysler. The Trim Trends Division has five manufacturing facilities -- Deckerville and Snover, Michigan; Spencerville and Bryan, Ohio; and Dundalk, Ontario. Prior to June 1995, the Trim Trends Division was also a producer of glass assemblies.

   The Trim Trends Division has received the door sash business for the Ford Escort beginning with the 1997 model year. The Trim Trends Division has also been awarded the door beam business in two GM high volume programs, one commencing in the 1999 Model Year and the other in the 2000 Model Year. In addition, the Trim Trends Division is actively seeking programs at GM and Chrysler for upper door frames, bumper impact beams, door impact beams and other door and structural components. The Trim Trends Division was recently successful in obtaining awards from Chrysler to supply door frames for its NS Van platforms and structural components for the LH Sedan, and an award from GM to supply a door component for its GM 200 platform.

BACKLOG

   The automotive business operates pursuant to purchase orders filled on a current basis. As a result, the Company's business does not have backlog of any material significance.

INTELLECTUAL PROPERTY

   The Company from time to time applies for patents with respect to patentable developments, the protection of which is important to Doehler-Jarvis and Kingston-Warren. Otherwise, no patent or group of patents held by the Company is, in the opinion of management, of material importance to the Company's business as a whole. The primary patents relating to the DoehlerCore(Copyright) System expire in November 1998, while the primary patents relating to the squeeze casting business expire in January 2008. The other patents held by Doehler-Jarvis expire at various times through October 2017.

COMPETITION

   The Company is subject to competition from many companies larger in size and with greater financial resources and a number of companies of equal or similar size which specialize in certain of the Company's activities. The Company considers major competitors with respect to each unit in its automotive business to include: Kingston-Warren: Standard Products, Gencorp and B.T.R.; Hayes-Albion: Intermet, Grede, Schwitzer, Lunt and Racine; Trim Trends Division: Excel Industries, Inland Fisher Guide and Magna International; Doehler-Jarvis: Ryobi Die Casting (USA), Inc., Gibbs Die Casting Corp., ITT Lester Industries, Inc., Fort Wayne Foundry Corp., CMI International Inc. and Teksid SPA, as well as the captive aluminum casting operations of the U.S. Automakers. Competitive factors in the market include product quality, customer service, product mix, new product design capabilities, cost, reliability of supply and supplier ratings. Management expects the total number of suppliers to continue to decrease as OEMs continue to reduce their supply base.

MARKETING AND SALES

   The Company markets and distributes its products to non-governmental entities through sales persons and independent manufacturers' representatives, the loss of any one of whom would not have a materially adverse impact on the Company. The Company and its subsidiaries compete for OEM business at the beginning of the development of new products, upon customer redesign of existing components and customer decisions to outsource captive component production. Such sales to automotive OEMs are made directly by the Company's sales, customer service and engineering force. The Company's sales and engineering personnel services its automotive OEM customers and manages its continuing programs of product development and design improvement. In keeping with industry practice, OEMs generally award blanket purchase orders and contract through the life cycle of the product for specific parts and components for a given model for a particular powertrain or other mechanical component. These components are generally used across several platforms or models. Purchase orders do not commit customers to purchase any minimum number of components and are not necessarily dependent upon model changes. Substantially all of the Company's sales are derived from United States and Canadian sources.

EMPLOYEES

   As of September 30, 1997 the Company employed 6,476 persons, most of whom are involved in production and maintenance, with the balance engaged in administration, sales and clerical work. This represents a decline of 517 persons from the 6,993 persons employed at September 30, 1996. Of such employees, 2,823 or 43.6% are unionized. Many of the Company's production and maintenance employees are covered by collective bargaining agreements with various unions, with contracts expiring for 767 employees in 1998, for 1,662 employees in 1999 and for 412 employees in 2000. The Company believes that its relations with its employees are satisfactory. Although the Company has experienced some employee turnover since filing its voluntary bankruptcy petition in May 1997 and expects future turnover as well, management does not believe that the Company's operations will be materially adversely affected by these developments.

   The Company expects that all of the collective bargaining agreements will be extended or renegotiated in the ordinary course of business. As a result of such renegotiations, the Company expects that its labor and fringe benefit costs will increase in the future. The Company does not believe that the outcome of such renegotiations will have a material effect upon the Company's financial position or results of operations. The Company has never experienced any work stoppages at its facilities and has been able to extend or renegotiate its various collective bargaining agreements without disrupting production.

SOURCES AND AVAILABILITY OF RAW MATERIALS

   The raw materials required by the Company are obtained from regular commercial sources of supply and, in most cases, multiple sources. Under normal conditions, there is no difficulty in obtaining requirements at competitive prices. However, future shortages of raw materials could have a material adverse effect on all phases of the Company's business. No shortages have been experienced by the Company in obtaining its required raw materials. The Company considers its major raw material suppliers with respect to each unit in its automotive business to include: Kingston-Warren: PPG and Burton Rubber; Hayes-Albion: Consumer's Power, Jackson Iron and Metal and Acustar; and Trim Trends Division: Inland Steel. These suppliers furnish energy, steel, glass, rubber, and paint to such subsidiaries. The Doehler-Jarvis entities are not dependent on any individual supplier. Their principal raw material is aluminum, which is purchased from multiple suppliers. Captive aluminum processing operations enable the Doehler-Jarvis entities to purchase less costly scrap aluminum and non-certified aluminum ingot and to refine the metal to the required certified specifications. Their purchase orders with their OEM customers provide for price adjustments related to changes in the cost of aluminum.

SEASONALITY

   The Company's principal operations are directly related to the domestic automotive industry. Consequently, the Company experiences seasonal fluctuations to the extent that the operations of the domestic automotive industry slow down during the summer months, when plants close for vacation period and model year changeovers, and during the month of December for plant holiday closures.

COMPLIANCE WITH ENVIRONMENTAL LAWS

   Although the Company is, and may from time to time in the future, be subject to enforcement proceedings under environmental laws, the Company does not believe that the ultimate disposition of these proceedings will have a material adverse effect upon its capital expenditures, operations, competitive position, financial condition, results of operations or liquidity. Federal, state and local environmental laws, regulations and requirements are a significant factor in the Company's business. The Company is subject to a multitude of compliance requirements, pursuant to federal laws such as the Clean Air and Clean Water Acts, the Resource Conservation and Recovery Act ("RCRA") and other solid waste management laws. Analogous state laws also regulate the operations of the Company. During the past several years, the Company has been named as a potentially responsible party ("PRP") by the United States Environmental Protection Agency ("EPA") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or Superfund") at a number of sites, including sites at Vega Alta, Puerto Rico and Gnadenhutten, Ohio (the latter elsewhere referred to herein as the "Alsco-Anaconda Site"). Management believes that it is not reasonably likely that the Company's share of any investigation and remediation costs associated with such matters will have a material adverse effect upon the Company's financial condition, results of operations or liquidity.

   The Doehler-Jarvis entities have received requests for information and notices of potential liability under "Superfund-type laws" with respect to approximately eight sites which relate to offsite disposal activities conducted by prior owners of its assets, and thus relate to activities that occurred prior to the organization of Doehler-Jarvis' predecessor in 1990. Management believes that most of such notices and requests relate to activities occurring when Doehler-Jarvis was owned by NL Industries, Inc. ("NL") which has acknowledged liability for certain sites. As part of the merger transaction under which the Company acquired Doehler-Jarvis in July 1995, Farley Inc. ("Farley") has agreed to remain responsible following the transaction for all environmental costs and expenses relating to certain sites. To date, Doehler-Jarvis has not incurred any cost in connection with any of the above sites and, based on NL's and Farley's acknowledgment of responsibility, management does not expect the Company to incur any such costs in the future. There can be no assurance, however, that NL and Farley will continue to take responsibility for these sites. There also can be no assurance that attempts will not be made in the future to hold the Company responsible for contamination in newly discovered sites, and even where the disposal that caused the contamination occurred prior to 1990.

POST-PETITION LOAN AND SECURITY AGREEMENT

   The Company and substantially all of the Company's subsidiaries entered into a Post-Petition Loan and Security Agreement, dated as of May 8, 1997 (the "DIP Financing Agreement") with a group of lenders (the "DIP Lenders") and The CIT Group/Business Credit, Inc., as Agent (the "Agent") and a DIP Lender. The DIP Financing Agreement contemplates that the Company and such subsidiaries receive financing during the Chapter 11 cases to continue to operate their businesses as debtors-in-possession under the bankruptcy code. The Court approved the DIP Financing Agreement in May 1997.

   The DIP Financing Agreement provides up to a $175 million line of credit, consisting of (i) revolving loans ("Revolving Loans") of up to $110 million (including a letter of credit subfacility of $25 million) (the "Revolving Credit Line"), subject to availability under a borrowing base formula discussed below, and (ii) a $65 million term loan facility (the "Term Loans"), which is allocated among the Company and such subsidiaries as set forth in the DIP Financing Agreement. The commitments under the Revolving Credit Line terminate, and all outstanding amounts of Revolving Loans become due and payable on May 8, 1999, and Term Loans mature and become due and payable on the earlier of consummation of a plan or plans of reorganization concerning the Company or May 8, 1999.

   The DIP Lenders are comprised of the pre-petition bank lenders under a Financing Agreement, dated October 4, 1996. All of the pre-petition indebtedness to the DIP Lenders outstanding at May 8, 1997 (the filing date of the voluntary petitions in bankruptcy), amounting to $105.044 million, was repaid to the DIP Lenders from borrowings under the DIP Financing Agreement.

   As set forth above the total amount of outstanding Revolving Loans, together with the stated amount of letters of credit, under the DIP Financing Agreement is limited to $110 million in the aggregate and shall not exceed as to the Company and each borrowing subsidiary the sum (less certain reserves) of (i) 85% of the aggregate outstanding "eligible accounts receivable" of such company, plus (ii) a specific percentage (which percentage is 60% in the case of raw materials and finished goods inventory, and 25% in the case of work-in-process inventory) of the value of the eligible inventory of such company. The standards for eligibility for accounts receivable and inventory are set forth in the DIP Financing Agreement.

   As security for payment of the Revolving Loans, letters of credit and other obligations, including the Term Loans and applicable guarantees, the Company and each borrowing subsidiary has granted to the Agent and the DIP Lenders a first priority lien and security interest (subject to certain specified superior liens) in and to substantially all of the property and assets of the Company and such borrowing subsidiaries, and their estates, real and personal, tangible and intangible, whether now owned or hereafter acquired or arising and regardless of where located. Each of the Company and borrowing subsidiaries is jointly and severally liable for the payment of all obligations under the DIP Financing Agreement.

   If the DIP Financing Agreement and the Revolving Credit Line are terminated by the Company prior to May 8, 1998, an early termination fee must be paid in an amount equal to 1.0% of the aggregate amount of the aggregate line of credit.

   Revolving Loans under the DIP Financing Agreement bear interest at the prime rate of The Chase Manhattan Bank (as defined in the DIP Financing Agreement) plus 1.5% per annum, or at the companies' option, LIBOR (as defined in the DIP Financing Agreement) plus 3.5% per annum. The Term Loans have an interest rate equivalent to prime plus 1.75% per annum. The DIP Lenders also earn a fee of 2% per annum on the face amount of each standby letter of credit in addition to passing along to the borrowers all bank charges imposed on the DIP Lenders by the letter of credit issuing bank. Further, the DIP Lenders receive a line of credit fee of .5% per annum on the unutilized portion of the Revolving Line of Credit, together with certain other fees, including a $1.375 million closing fee. The Term Loans are repayable in quarterly installments of $3.25 million from November 30, 1997 through February 28, 1999, with a final payment of $45.5 million due on May 8, 1999 provided that repayment of the entire unpaid principal amount of the Term Loans is due on any earlier date the line of credit is terminated.

   The DIP Financing Agreement contains, among other things, covenants restricting the ability of the borrowers, without the DIP Lenders' consent, to sell or otherwise dispose of assets or merge, incur debt, pay dividends, repurchase or redeem capital stock and indebtedness, create liens, make capital expenditures, make certain investments or acquisitions, enter into transactions with affiliates and otherwise restrict corporate activities.

   The DIP Financing Agreement contained a covenant requiring a fixed charge coverage ratio requiring the companies from and after October 1, 1997 to maintain a ratio of EBITDA (defined as consolidated net income of the borrowers before interest and tax obligations, depreciation and amortization as well as the non-cash portion of post-retirement benefits and other adjustments, including losses or gains on fixed asset dispositions) to Fixed Charges (as defined in the DIP Financing Agreement) from and after October 1, 1997, of 1:1 for the period from the beginning of the fiscal year to the end of the most recently completed calendar month in such fiscal year for which financial statements are available. The DIP Financing Agreement also contained a covenant requiring the maintenance of a minimum amount of EBITDA and restrictions on the amounts expended for capital expenditures. The Company failed to meet the fixed charge ratio financial covenant during the months of October and November 1997, and has obtained a waiver of such default from its lenders. The Company and the lenders have amended the DIP Financing Agreement to provide for monthly consolidated EBITDA and consolidated tangible net worth covenants commencing calculations at December 31, 1997. The amended DIP Financing Agreement requires the lenders' consent for capital expenditures in excess of $30 million for the year ending September 30, 1998.

   The DIP Financing Agreement contains events of default which are usual and customary in transactions of this type, including, among other things, payment defaults in respect of the line of credit, cross-defaults to certain other indebtedness, breach of covenants and representations and warranties and any cessation of the collateral creating a valid lien or suffering a Material Adverse Change (as defined in the DIP Financing Agreement). Upon the occurrence and continuance of an event of default under the DIP Financing Agreement, the Lenders may terminate their commitments to make loans and issue letters of credit thereunder, declare the then outstanding loans due and payable and demand cash collateral in respect of outstanding letters of credit.

   As of September 30, 1997, the Company and the borrowing subsidiaries referred to above borrowed an aggregate amount of $99.8 million, of which $64.0 million was borrowed as Term Loans and $23.4 million was borrowed as Revolving Loans. In addition, an aggregate amount of $12.7 million of letters of credit (principally stand-by) was issued and outstanding under the Revolving Credit Line.

   The Company has been in negotiations with certain of its creditors to obtain a $25 million subordinated term loan, for a period maturing not later than the date on which there is consummated a plan of reorganization for the Company under Chapter 11. The proceeds of the subordinated term loan are intended to be applied to reduce outstanding indebtedness under the Company's revolving credit pursuant to the DIP Financing Agreement, thereby permitting the Company to increase its liquidity under the revolving credit loan. Although the terms of the subordinated term loan remain subject to negotiation, and there are no assurances of its consummation, there is an agreement in principle to pay $2.5 million of facility and funding fees, and for the loan to bear interest at a rate per annum equal to the greater of 13% or the highest per annum interest rate for term and revolving credit loans under the DIP Financing Agreement plus 3%. The new term loan obligation will be subordinate to the liens under the DIP Financing Agreement and will be collateralized by all assets previously pledged to the lenders under the DIP Financing Agreement. It is contemplated that upon consummation of the new subordinated term loan, the DIP Financing Agreement will be amended to reduce the required collateral availability reserve thereunder from $22.0 million at January 1, 1998 to $15.0 million (and to $5.0 million if certain events materialize). See Note 9 of the Notes to Consolidated Financial Statements.

   For information concerning other obligations, including the Company's indentures, capital leases, and indebtedness, as well as its outstanding Pay-In-Kind Exchangeable Preferred Stock ("PIK Preferred Stock"), see Note 10 and Note 21 of the Notes to Consolidated Financial Statements.

OTHER

   On October 18, 1994, the Board of Directors adopted a Stockholder Rights Plan providing that one Right shall be attached to each share of Common Stock of the Company. Each Right entitles the registered holder as of October 21, 1994, to purchase from the Company a unit (a "Unit") consisting of one one-hundredth of a share of Series A Junior Preferred Stock, par value $.01 per share (the "Preferred Stock"), at a Purchase Price of $64.00 per Unit (the "Purchase Price"), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement"), dated as of October 18, 1994, as amended, between the Company and Shawmut Bank Connecticut, National Association, a national banking association, as Rights Agent (the "Rights Agent").

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

   The Company has not determined the impact of the bankruptcy filing upon the Stockholders Rights Plan.

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

   The Board of Directors may, however, exclude an acquisition from the reach of the prohibition on the voting of shares acquired in a control share acquisition. The Company's Board of Directors has excluded such a transaction by Pengo Securities Corp., certain affiliated companies and Mr. John Adams, certain of whom are Company shareholders. See "Item 12. Security Ownership of Certain Beneficial Owners and Management." These shareholders may increase their aggregate holdings of the Company's Common Stock up to a total of 25% of the Company's outstanding Common Stock, without triggering the disenfranchisement of the voting rights of such shares pursuant to the FBCA.

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

PBGC SETTLEMENT AGREEMENT

   On July 26, 1994, the Company entered into a Settlement Agreement (the "PBGC Settlement Agreement") with the Pension Benefit Guaranty Corporation ("PBGC") pursuant to which it is obligated to make contributions to certain of its underfunded pension plans. These contributions will be in addition to the minimum statutory funding requirements with regard to such plans. Pursuant to the PBGC Settlement Agreement, the Company contributed $24.0 million through September 30, 1997 to the Company's pension plans. See Note 19 of the Notes to Consolidated Financial Statements.

   In addition, the PBGC Settlement Agreement restricts the Company's ability to redeem the PIK Preferred Stock and contains certain other restrictive covenants. Upon an event of default thereunder, subject to bankruptcy considerations, the PBGC will have certain rights, including the right to declare all additional contributions immediately due and payable. Subject to bankruptcy considerations, the PBGC may also create a lien to secure any unpaid additional contributions (regardless of whether the unpaid additional contributions were accelerated) similar to the lien to which a plan is entitled under Section 412(n) of the Internal Revenue Code with respect to unpaid minimum statutory contributions.

ITEM 2. PROPERTIES

   The Company's principal executive offices are located in leased space at 3 Werner Way, Lebanon, New Jersey 08833. The principal properties of the Company include its production facilities, all of which are owned by the Company and its subsidiaries except for the real property in Ripley, Tennessee and, upon consummation of a transaction to sell its St. Louis facility, the leasing of real property thereat. The Company also leases certain warehouse and distribution facilities and regional sales offices that are not included among the Company's principal properties. None of the leases is material to the Company's business as a whole or provides any unique advantage. Capacity at any plant depends, among other things, on the product mix, the processes and equipment used and tooling. Capacity varies periodically, depending on customer demand. The Company currently estimates that its automotive business plants generally operate between 60.0% and 100.0% of capacity on a five-day week basis. The Company believes that its existing facilities are sufficient to meet its existing needs and its anticipated growth requirements.

   The following table sets forth certain information with respect to the Company's principal properties:

    SUBSIDIARY OR
       DIVISION                LOCATION                        TYPE OF FACILITY               SQ. FT.
--------------------  -------------------------   -----------------------------------------  ---------
Harvard Industries .. Farmington Hills, Michigan  Automotive headquarters                      70,000
Kingston-Warren...... Newfields, New Hampshire    Manufacturing plant, office and warehouse   302,200
Kingston-Warren...... Wytheville, Virginia        Manufacturing plant, office and warehouse    86,000
Kingston-Warren...... Church Hill, Tennessee      Manufacturing plant, office and warehouse   162,900
Harman............... Bolivar, Tennessee          Manufacturing plant, warehouse and office   294,400
Hayes-Albion......... Albion, Michigan            Manufacturing plant                         458,300
Hayes-Albion......... Bridgeton, Missouri         Manufacturing plant                         128,300
Hayes-Albion......... Jackson, Michigan           Manufacturing plant                         218,600
Hayes-Albion......... Rock Valley, Iowa           Manufacturing plant                          86,000
Hayes-Albion......... Ripley, Tennessee           Manufacturing plant (1)                     100,000
Hayes-Albion......... Tiffin, Ohio                Manufacturing plant                         467,400
Trim Trends
 Division............ Kingston, Michigan          Rental property                              12,000
Trim Trends
 Division............ Deckerville, Michigan       Manufacturing plant                          74,900
Trim Trends
 Division............ Snover, Michigan            Manufacturing plant                          75,500
Trim Trends, Canada . Dundalk, Ontario, Canada    Manufacturing plant                          80,000
Trim Trends
 Division............ Bryan, Ohio                 Manufacturing plant                         141,500
Trim Trends
 Division............ Spencerville, Ohio          Manufacturing plant                         159,000
Doehler-Jarvis....... Toledo, Ohio                Manufacturing plant and office building     542,000
Doehler-Jarvis....... Pottstown, Pennsylvania     Manufacturing plant                         470,000
Doehler-Jarvis....... Greeneville, Tennessee      Manufacturing plant                         256,000
Harvard Interiors ... St. Louis, Missouri         Manufacturing plant, warehouse facility,    321,000
                                                   and office building (2)
Harvard Interiors ... Arnold, Missouri            Assembly plant                               31,400

------------
(1)    The land underlying this facility is leased through August 30, 1999.
(2) The Company entered into an agreement in November 1997 to sell this property; a closing is anticipated by early January 1998.

ITEM 3. LEGAL PROCEEDINGS

   Various legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against the Company and its subsidiaries. Included among the foregoing matters are the following:

 Bankruptcy Proceedings

   As a result of the filing of voluntary petitions under Chapter 11 of the United States Bankruptcy Code by each of the Company and certain of its subsidiaries, it is anticipated that claims will be asserted in excess of those amounts set forth in the Debtors' books and records, and that the Company and such subsidiaries will dispute and file objections to certain of such claims. The Company's management cannot express any opinion as to the likelihood of an outcome respecting any claims asserted or to be asserted in the Chapter 11 cases, including claims resulting from the assumption or rejection of leases and executory contracts and various reclamation claims. The Court has established February 9, 1998 as a bar date by which time all proofs of claim must be filed against the Debtors or be forever barred from assertion.

 ESNA -- Specialty Fasteners

   The Company sold certain assets related to its then Elastic Stop Nut Division ("ESNA") located in Union, New Jersey in March 1995, after having sold ESNA's Pocahontas, Arkansas operations in December 1994. ESNA had conducted business since 1934 and was engaged primarily in the engineering, design and manufacture of specialty fasteners for the aerospace, industrial and commercial markets until manufacturing operations ceased in July 1995. Until completion of such sales and cessation of ESNA's operations the Company continued to operate ESNA in the ordinary course and reflected ESNA's operating results as discontinued operations. In 1996 the Company wrote down the ESNA facility to nominal net realizable value, including continuing costs of carrying and cleaning up this facility and ongoing participation in the Department of Defense Voluntary Disclosure Program. The Company anticipates the receipt of certain royalties from the purchaser of its Union, New Jersey aerospace operations over the next three years.

   The Company determined in September 1993 that certain plated and non-plated self-locking fasteners sold to the United States Government and other customers for application in the construction of aircraft engines and airframes manufactured at the Union, New Jersey facility of ESNA were not manufactured and/or tested in accordance with applicable specifications. In connection therewith, in September 1993 the Company notified the Department of Defense (the "DoD") Office of Inspector General ("OIG") and, upon request, was admitted into the Voluntary Disclosure Program (the "Program") of the DoD. The Company also notified ESNA's customers, including the Defense Industrial Supply Center ("DISC"), of these matters and offered to retest and/or reprocess affected parts. After disclosure was made, DISC indicated that it intended to scrap flight safety critical parts which were in its inventory and also it suspended ESNA's Union, New Jersey facility from two Qualified Products Lists ("QPLs"), QPL-25027 and QPL-7873, in November and December 1993. This required ESNA to suspend sales of parts covered by such QPLs to the United States Government and its contractors and undergo procedures to requalify for those QPLs. The Company was notified by DISC in early May 1994 that it had requalified for those QPLs and could resume shipments.

   On February 23, 1994 the Company ascertained that certain fasteners manufactured at ESNA's Pocahontas, Arkansas facility and sold to the United States Government and other customers for applications in the manufacture of automotive, marine and farm equipment products, as well as heavy trucks and general commercial products, were not being tested in accordance with applicable government and other customer specifications. The Company notified the DoD OIG and DISC of the testing samples from the affected lots identified at the Pocahontas facility.

   The Company also learned in 1994 that an additional test regarding the measurement of fastener threads had not been performed at the Union and Pocahontas facilities on every lot for which it was required by applicable specifications since April 1993. The Company notified the DoD OIG of this matter in accordance with its participation in the Program. The Company identified the lots affected by this deficiency, and notified, in December 1994 and January 1995 customers who purchased these lots and took other appropriate corrective actions.

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

The Company may also be subject to civil damages which could result from claims that have been or may be made by ESNA's other customers. It is believed that any such civil damages would constitute pre-petition unsecured claims against the Company.

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

   In carrying out its offer to retest and/or reprocess affected parts, the Company engaged in such activities, including retesting, and/or reprocessing its own parts inventory, from September 1993 until July 31, 1995 when such activities terminated with respect to those parts which were returned by customers. For those fasteners which had been destroyed during retesting, credits were issued to affected customers' accounts. At September 30, 1997 the accrued costs totaled $4.8 million, which represented costs attributable to the Company's participation in the Program and related matters which, in turn, cover, among other things, legal costs, fines and penalties. However, ultimate costs are dependent upon future events, the outcomes of which are not determinable at the present time. Such ultimate costs could have a material effect on the Company's financial condition, results of operations or liquidity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- The Company-Liquidity and Capital Resources -- ESNA" and Note 4 to the Consolidated Financial Statements.

   The Company is unable at this time to determine the effect, if any, of the bankruptcy filing upon the ESNA matter.

  Environmental Matters

   The Company may incur liability for alleged environmental damage associated with past off-site waste disposal practices. Generators of hazardous substances who place the substances in disposal sites at which environmental problems are alleged to exist, the owners of those sites and certain other classes of persons, are subject to claims brought by state and federal regulatory agencies pursuant to statutory authority. Since 1981, the EPA has sought compensation and remedial action from waste generators, site owners and operators, and others under CERCLA, which authorizes such action by the EPA regardless of fault or the legality of original disposal. The Company's most significant involvement in CERCLA proceedings relates to the Vega Alta and Alsco-Anaconda Superfund sites.

   Vega Alta Site. The Company's Harman subsidiary was named as one of several PRPs by the EPA pursuant to CERCLA concerning environmental contamination at the Vega Alta, Puerto Rico Superfund site (the "Vega Alta Site"). Other named PRPs include subsidiaries of General Electric Company ("General Electric"), Motorola, Inc. ("Motorola"), The West Company, Inc. ("West Company") and the Puerto Rico Industrial Development Corporation ("PRIDCO"). PRIDCO owns the industrial park where the PRPs were operating facilities at the time of alleged discharges. Another party, Unisys Corporation, was identified by General Electric as an additional PRP at the Superfund Site as the successor to the prior operator at one of the General Electric facilities. Unisys Corporation was not initially designated as a PRP by the EPA, although it was named as a PRP in conjunction with settlement proceedings and consent decree.

   There are currently two phases of administrative proceedings in progress. The first phase, known as Operable Unit I ("OUI"), involves a Unilateral Order by the EPA that the named PRPs implement the Vega Alta Site remedy chosen by the EPA, consisting of the replacement of the drinking water supply to local residents and installation and operation of a groundwater treatment system to remediate groundwater contamination. In addition, the EPA sought recovery of costs it had expended at the Vega Alta Site.

   Motorola, West Company and Harman completed construction of the OUI remedy pursuant to a cost-sharing arrangement. In June 1995 the parties agreed that the total amount due from Harman to West and Motorola was $557,297, payable in twenty equal quarterly installments. Payments were proceeding; however, due to the current bankruptcy proceedings, payments have been suspended pending determination by the Court as to the treatment of such obligation. As of September 30, 1997 Harman's remaining share of costs owed to West and Motorola was approximately $286,000.

   As to Harman's share of all other costs, Harman, Motorola and West Company each agreed to pay General Electric the sum of $800,000 in return for General Electric's agreement to assume liability for, and indemnify and hold Harman and the others harmless against the EPA's cost recovery claim, to undertake operation and maintenance of the OUI cleanup system and to construct, operate and maintain any other proposed system that may be required by the EPA under OUI, and to conduct any further work required under OUI investigatory and cleanup requirements concerning further phases of work at the Vega Alta Site. Harman's settlement payment to General Electric was being made in 20 equal quarterly installments that commenced in January 1995 with 9% interest per annum. As a result of Harman's bankruptcy filing in May 1997 such payments at September 30, 1997 (which amounted to principal and interest of approximately $560,000) have been suspended pending direction from the Court. Harman, West Company and Motorola retained liability for any cleanup activities that may in the future be required by EPA at their respective facilities due to their own actions, for toxic tort claims and for natural resource damage claims. In light of the settlement, Harman, Motorola and West Company have stipulated with the EPA to liability at the Vega Alta Site. In the suit by the United States, a consent decree among all of the PRPs and the United States was fully executed by all parties, and was entered by the federal district court, finally resolving the cost recovery litigation.

   Pursuant to a letter dated January 31, 1994 and subsequent notices since that date, Harman and the other PRPs have been put on notice of potential claims for damages, allegedly suffered by the owners and operators of farms located in the vicinity of the Vega Alta Site. If Harman were to be found liable in any future lawsuit, some of the alleged damages (e.g., personal injury, property and punitive damages) would not be covered by the settlement agreement with General Electric. In a letter to General Electric's counsel, counsel for the owners and operators alleged estimated losses of approximately $400 million "based primarily on lost income stream," purportedly based on certain assumptions concerning the value of the property, its potential for development and groundwater contamination issues. At this time, however, Harman, has no information which would support such unindemnified claims, and believes the claims to be speculative. Harman has received oral notice from counsel for the owners, advising that a lawsuit was being filed for the owners. To date, Harman has not been served with a copy of a complaint.

   On December 8, 1997 the EPA issued an amendment to its cleanup requirements, together with a supplemental statement of work required at the Vega Alta site. Harman has notified General Electric that it expects General Electric to comply with the EPA's further requirements pursuant to the settlement agreement among the PRPs.

     Alsco-Anaconda Site. Alsco Company, a predecessor of the Company, was the former owner and operator of a manufacturing facility located in Gnadenhutten, Ohio. The Alsco division of the Company was sold in August 1971 to the Anaconda Company. Subsequently, Alsco became Alsco-Anaconda, Inc., a subsidiary of the Anaconda Company. In January 1977 when the Atlantic Richfield Company ("ARCO") purchased the Anaconda Company, the Gnadenhutten facility became a part of ARCO Metals Company and was renamed Alsco. The facility, when acquired by ARCO, consisted of an architectural manufacturing plant, office buildings, a wastewater treatment plant, two sludge settling basins and a sludge pit. The basins and pit were used for treatment and disposal of substances generated from the manufacturing processes; they were proposed for inclusion on EPA's National Priorities List in October 1984. The basins and pit were formally listed as the "Alsco-Anaconda Superfund Site" in June 1986. ARCO sold the facility in 1986 to Pony Industries but retained ownership of a 4.8 acre Superfund Site.

   Under arrangements between the Company and ARCO, each has accepted that it is a PRP with respect to the Site. The Company, however, maintained that under the CERCLA statute its responsibility was limited to waste actually produced and deposited on the Site during its period of ownership (1965-1971). Although it is not possible to determine definitively the Company's ultimate exposure, management believes that the Company's obligations will likely be limited to those accepted under the settlement agreement with ARCO described in the next sentence, which settlement was based upon an allocated percentage of total anticipated remediation costs, which as alleged by ARCO, will aggregate $19.0 million to $21.5 million. The Company and ARCO reached a settlement in January 1995 whereby the Company has agreed to pay ARCO $6.25 million (as its share of up to $25.0 million of the cleanup and environmental costs at the Site) in twenty equal quarterly installments with accrued interest at the rate of 9% per annum, of which nine installments have been paid through May 7, 1997. In return, ARCO has assumed responsibility for cleanup activities at the Site and is obligated to indemnify the Company from any environmental claims below the cap. If cleanup costs should exceed $25.0 million, the parties will be in the same position as if the litigation was not settled. The most recent accounting summary provided by ARCO indicates that total costs are expected to be in the range of $20.0 million. Due to the current bankruptcy proceedings, payments to ARCO, pursuant to the settlement agreement, have been suspended pending direction from the Bankruptcy Court.

    American Littoral Society. By letters dated June 4, 1996 and September 30, 1996 the American Littoral Society, a public interest group operated through the Environmental Law Clinic of the Widener University School of Law, sent notices pursuant to the Clean Water Act to the Company threatening suit based upon past and anticipated future discharges to the Schuykill River in excess of the limits established in the National Pollutant Discharge Elimination System permit ("NPDES") for the Pottstown, Pennsylvania plant. In February 1997 a lawsuit was filed by the American Littoral Society against the Company in the U.S. District Court of the Eastern District of Pennsylvania. The Pottstown plant has been and is currently operating under an expired but still effective NPDES permit. The plant's wastewater treatment system (or use "equipment") was not capable of achieving routine compliance with certain discharge limitations, including limits for phenol, oil and grease and total dissolved solids. The Pottstown plant had been attempting to solve this problem by arranging to convey its effluent to the Pottstown Publicly Owned Treatment Works. In March 1997, the Pennsylvania Department of Environmental Protection filed an action against the Company seeking penalties, and the action was settled by the Company entering into a Consent Decree in March 1997. Pursuant to the settlement, Doehler-Jarvis is required to construct a wastewater recycling system by December 31, 1997 that eliminates discharges to the Schuylkill river and to undertake various other minor projects addressing potential pollution at the facility. In addition, the Company agreed to pay civil penalties of $1.125 million, of which $375,000 may be allocated to the costs of installing the new system and $50,000 may be allocated to the cost of pollution prevention. The Consent Decree subjects the Company to penalties if construction milestones for the wastewater recycling system are not met and if agreed upon discharge limits are violated. Doehler-Jarvis has met its construction schedule, but the $1.125 million penalty has not been paid, since it is a pre-bankruptcy petition liability.

   West Jackson Groundwater Contamination Site. The Hayes-Albion facility in Jackson, Michigan is located within a regional area of groundwater contamination designated as "West Jackson Groundwater Contamination Site" ("Site"). Hayes-Albion has completed several investigations on its property since 1989 to assist in defining the nature and source of the chlorinated solvent contamination at the Site. The Company believes that the results, which have been submitted to the Michigan Department of Environmental Quality ("MDEQ"), establish that the Hayes-Albion facility is not the source of the contamination, and that the contaminants are migrating onto the Hayes-Albion property from another source. On August 25, 1997, however, MDEQ notified the Company that it is a responsible person as defined in the Michigan natural Resources and Environmental Protection Act. MDEQ has also orally indicated that it will be seeking reimbursement of past costs from Hayes-Albion, together with a commitment to remediate the contamination. The future investigation, remediation and oversight costs are unknown at this time. Hayes-Albion denies that it is responsible for the contamination and intends to vigorously defend this action.

   Other Environmental Matters. As of September 30, 1997 and in addition to the above matters, the Company has received information requests or notifications alleging that the Company is a PRP pursuant to the provisions of CERCLA or analogous state laws from EPA, state agencies, and private parties; or is currently participating in the remedial investigation or closure activities at 23 other sites (including eight sites with respect to Doehler-Jarvis).

   In accordance with the Company's policies and based upon consultation with legal counsel regarding pending environmental suits and claims, management of the Company has provided accruals for environmental matters of $8.7 million as of September 30, 1997, of which approximately $6.0 million is reflected in the caption "Liabilities subject to Compromise" in the Consolidated Financial Statements. See Note 17 to the Consolidated Financial Statements.

   While it is not feasible to predict the outcome of pending environmental suits and claims, based upon the most recent review by management of these matters and after consultation with legal counsel, management is of the opinion that the ultimate disposition of these matters will not have a material effect on the financial position or results of operations of the Company.

   Other. In June 1995 a group of former employees of the Company's subsidiary, Harman Automotive-Puerto Rico, Inc., commenced an action against the Company and individual members of management in the Superior Court of the Commonwealth of Puerto Rico seeking approximately $48.0 million in monetary damages and unearned wages relating to the closure by the Company of the Vega Alta, Puerto Rico plant previously operated by such subsidiary. Claims made by the plaintiffs in such action include the following allegations: (i) such employees were discriminated against on the basis of the national origin in violation of the laws of Puerto Rico in connection with the plant closure and that, as a result thereof, the Company is alleged to be obligated to pay unearned wages until reinstatement occurs, or in lieu thereof, damages, including damages for mental pain and anguish; (ii) during the years of service, plaintiffs were provided with a one-half hour unpaid meal break, which is alleged to violate the laws of Puerto Rico, providing for a one-hour unpaid meal break and demand to be paid damages and penalties and request seniority which they claim was suspended without jurisdiction; and (iii) plaintiffs were paid pursuant to a severance formula that was not in accordance with the laws of Puerto Rico, which payments were conditioned upon the plaintiff's executive releases in favor of the Company, and that, as a result thereof, they allege that they were discharged without just cause and are entitled to a statutory severance formula.

   Management believes that it has meritorious defenses to the action and is vigorously defending its position. Although there can be no assurance as to the ultimate outcome, and proceedings have been stayed since the Company's bankruptcy filing, nevertheless, based on advice by its local counsel in Puerto Rico, the Company does not believe that the ultimate disposition of this matter will have a material adverse effect on its financial condition or results of operations. The Company believes that any claim arising out of this matter constitutes a pre-petition unsecured claim against the Debtors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1997 covered by this Annual Report on Form 10-K.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

   The Company's Common Stock is traded on the Over-the-Counter Bulletin Board of NASDAQ since March 17, 1997 under the symbol "HAVAQ." Prior to that time, the Common Stock was traded on the NASDAQ National Market. The table below sets forth the high and low bid quotations for the Company's Common Stock from October 1, 1995 through September 30, 1997. These bid prices, which were obtained from NASDAQ Trading and Market Services, represent prices between dealers without adjustment for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                           COMMON STOCK PRICE RANGE

 FISCAL YEAR           HIGH        LOW
------------------  ---------- ---------
1996:
First Quarter .....  $29.25     $24.875
Second Quarter  ...  $29.625    $19.625
Third Quarter .....  $23.250    $11.625
Fourth Quarter  ...  $16.375    $ 6.625

1997:
First Quarter .....  $10.875    $ 2.75
Second Quarter(1)    $ 4.500    $ 0.6875
Third Quarter .....  $ 1.1875   $ 0.4375
Fourth Quarter  ...  $ 0.96875  $ 0.28125

------------
(1) Reflects prices on NASDAQ National Market to March 17, 1997, and on the Over-the-Counter Bulletin Board from that date to March 31, 1997.

   On December 15, 1997, the closing bid and asked prices per share for the Common Stock were $0.65625 and $0.84375, respectively. On December 15, 1997 there were approximately 144 holders of record.

   The Company has paid no cash dividends in its last two fiscal years. The Company is restricted under the terms of its borrowings, including its debt instruments and DIP Financing Agreement, from paying cash dividends on its Common Stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
        (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE DATA)

                                                                      YEAR          YEAR         YEAR        YEAR         YEAR
                                                                      ENDED        ENDED        ENDED        ENDED        ENDED
                                                                     9/30/97      9/30/96    9/30/95 (3)    9/30/94      9/30/93
                                                                  ------------ ------------  ----------- -----------   ------------
STATEMENT OF OPERATIONS DATA:
Sales............................................................  $  810,769    $  824,837   $  631,832  $  614,952   $  583,063
Cost of sales....................................................     797,774       776,141      557,340     543,532      553,465
                                                                  ------------ ------------  ----------- -----------   ------------
Gross profit.....................................................      12,995        48,696       74,492      71,420       29,598
Selling, general and administrative expenses ....................      45,822        42,858       33,037      32,217       36,381
Interest expense (4) ............................................      36,659        47,004       19,579      11,947       15,450
Impairment and restructuring charges (5) ........................     288,545        --           --          --           40,711
Amortization of goodwill ........................................       8,448        15,312        2,986       1,584        2,592
Other (income) expense, net (6) .................................       5,530         1,538       (1,789)       (532)       8,649
                                                                  ------------ ------------  ----------- -----------   ------------
Income (loss) from continuing operations before reorganization
 items, income taxes and extraordinary item .....................    (372,009)      (58,016)      20,679      26,204      (74,185)
Reorganization items ............................................      16,216        --           --          --           --
                                                                  ------------ ------------  ----------- -----------   ------------
Income (loss) from continuing operations before income taxes
 and, extraordinary item ........................................    (388,225)      (58,016)      20,679      26,204      (74,185)
Provision (benefit) for income taxes.............................       1,204         3,196       11,566       9,536        1,955
                                                                  ------------ ------------  ----------- -----------   ------------
Income (loss) from continuing operations before extraordinary
 item............................................................    (389,429)      (61,212)       9,113      16,668      (76,140)
Loss from discontinued operations, net of tax (2)................      --            (7,500)      --          (9,038)     (54,409)
                                                                  ------------ ------------  ----------- -----------   ------------
Income (loss) before extraordinary item .........................    (389,429)      (68,712)       9,113       7,630     (130,549)
Extraordinary item...............................................      --            --           (2,192)     --           --
Cumulative effect of change in accounting for postretirement
 benefits other than pensions ...................................      --            --           --          --           --
                                                                  ------------ ------------  ----------- -----------   ------------
Net income (loss)................................................  $ (389,429)   $  (68,712)  $    6,921  $    7,630   $ (130,549)
PIK preferred dividends and accretion (7)........................  $   10,142    $   14,844   $   14,809  $   14,767   $   12,769
                                                                  ------------ ------------  ----------- -----------   ------------
Net loss attributable to common stockholders ....................  $ (399,571)   $  (83,556)  $   (7,888) $   (7,137)  $ (143,318)
                                                                  ============ ============  =========== ===========   ============
Ratio of earnings to fixed charges (8)...........................      n/a           n/a           1.17x       1.42x       n/a
SHARE DATA:
Earnings (loss) per share of common shares and common equivalent shares:
PRIMARY
Income (loss) from continuing operations ........................  $   (56.91)   $   (10.87)  $    (0.82) $     0.28   $   (13.48)
Loss from discontinued operations ...............................      --             (1.07)      --           (1.31)       (8.26)
Extraordinary item ..............................................      --            --            (0.32)     --           --
                                                                  ------------ ------------  ----------- -----------   ------------
Net loss.........................................................  $   (56.91)   $   (11.94)  $    (1.14) $    (1.03)  $   (21.74)
                                                                  ============ ============  =========== ===========   ============
Weighted average number of shares and equivalents................   7,020,692     6,999,279    6,894,093   6,875,267    6,593,407
                                                                  ============ ============  =========== ===========   ============
FULLY DILUTED
Income (loss) from continuing operations ........................  $   (56.91)   $   (10.87)  $    (0.82) $     0.27   $  (13.48)
Loss from discontinued operations ...............................                     (1.07)      --           (1.28)      (8.26)
Extraordinary item ..............................................      --            --            (0.32)     --           --
                                                                  ------------ ------------  ----------- -----------   ------------
Net loss.........................................................  $   (56.91)   $   (11.94)  $    (1.14) $    (1.01)  $   (21.74)
                                                                  ============ ============  =========== ===========   ============
Weighted average number of shares and equivalents ...............   7,020,692     6,999,279    6,894,093   7,041,324    6,593,407
                                                                  ============ ============  =========== ===========   ============
FINANCIAL RATIOS AND OTHER DATA:
Depreciation and amortization ...................................  $   60,186    $   65,658   $   34,856  $   29,855   $   34,280
Cash flows from continuing operations ...........................      12,877         2,090       25,051      87,324       54,749
Capital expenditures ............................................      36,572        40,578       22,080      10,141       13,918
Cash flows (used) provided by investing activities ..............     (35,988)      (48,224)    (226,769)    (12,207)     (14,310)
Cash flows (used) provided by financing activities ..............      31,216        27,316      161,283     (30,348)     (35,589)
BALANCE SHEET DATA (AT END OF PERIOD):
Working capital (deficiency)(9)..................................  $    2,096    $   (7,158)  $   19,417  $   30,333   $  (59,138)
Total assets ....................................................     307,494       617,705      662,262     387,942      364,853

Liabilities subject to compromise ...............................     397,319        --           --          --           --
DIP Financing, including current portion ........................      87,471        --           --          --           --
Long-term debt, including current portion .......................      14,087       360,603      324,801     113,381      117,494
PIK preferred stock .............................................     124,637       114,495       99,651      99,841       95,074
Shareholders' (deficiency) ......................................  $ (547,128)   $ (145,724)  $  (62,206) $  (59,032)  $  (60,813)

------------
(1) On May 8, 1997, the Company and substantially all of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the federal bankruptcy laws. See Note 1 to the Consolidated Financial Statements.
(2) The Company, in the first quarter of fiscal 1994, decided to discontinue its then specialty fastener segment (ESNA) and therefore applied the accounting guidelines for discontinued operations. Accordingly, all prior period financial statements were reclassified to reflect the results of ESNA as a discontinued operation. In fiscal 1993, the Company recorded certain restructuring and other charges aggregating $40,667 relating to ESNA and included such charges in loss from discontinued operations. In 1996, the Company recorded a $7,500 charge to discontinued operations representing the write-down of the ESNA facility and continuing carrying costs. See Note 4 to the Consolidated Financial Statements.
(3) Includes the results of operations of the Doehler-Jarvis entities from July 28, 1995, the effective date of acquisition.
(4) Interest expense does not include interest after May 7, 1997 amounting to $13,605 on the 12% and 11 1/8% Senior Notes. See Note 1 to the Consolidated Financial Statements.
(5) During 1997, the Company recorded charges for impairment of long-lived assets of the Doehler-Jarvis entities and at two other plants. The Company also recorded restructuring charges related to two operations scheduled for closing. See Note 13 to the Consolidated Financial Statements. Additionally, the Company recorded restructuring and other charges in the fourth quarter of fiscal 1993 aggregating $40,711. No tax benefit is currently available for all of these charges.
(6) Other (income) expense, net includes approximately $2,200 related to joint venture losses in 1997. For the year ended September 30, 1993, other (income) expense, net includes a charge for the write-down and disposition of assets no longer required in operations amounting to $4,434 and provision for estimated settlements of various litigation matters amounting to $4,850.
(7) PIK Preferred dividends after May 7, 1997 do not include $6,749 of accrued dividends.
(8) For purposes of computing the ratio of earnings to fixed charges, earnings consist of income (loss) from continuing operations before provision for income taxes and extraordinary item plus fixed charges. Fixed charges consist of interest expense and one-third of rental expense, which is deemed to be representative of the interest factor thereon, plus preferred dividends and accretion. Earnings were insufficient to cover fixed charges for the years ended September 30, 1997, 1996 and 1993 by $398,367, $53,062, and $86,954, respectively.
       Earnings were sufficient to cover fixed charges for the years ended September 30, 1995 and 1994 by $5,870 and $11,437, respectively.
(9) At September 30, 1993, bank and other debt of $66,517 and prepetition trade payables of $11,122, were classified as current liabilities in accordance with their terms.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS OF DOLLARS)

RESULTS OF OPERATIONS

 1997 COMPARED TO 1996

   Sales. Consolidated sales decreased $14,068 from $824,837 to $810,769, or 1.7%. Aggregate sales for Harman Automotive, the furniture production line of Harvard Interiors, Toledo and the Material Handling Division of Kingston-Warren, each of which has been designated for sale ("Operations designated for sale or wind-down"), decreased approximately $35,574 from $251,442 to $215,868 (including $5,700 due to a decline in average aluminum prices, the benefit of which was passed on to customers). The remaining operations sales increased $21,506 from $573,395 to $594,901 due to a higher demand for its products.

   Gross Profit. The consolidated gross profit expressed as a percentage of sales (the "gross profit margin") decreased from 5.9% to 1.6%, after recording curtailment gains with respect to post-retirement obligations of $8,249 in 1997. The decrease was due primarily to operational inefficiences at most of the Company's operating units, price reductions and from unfavorable comparisons relative to tooling margins and long-term contract recoveries. The gross profit (loss) for Operations designated for sale or wind-down amounted to $(14,952) and $12,312 in 1997 and 1996, respectively, and the change represents 76% of the consolidated decrease in gross profits. The remaining operations gross profit decreased from $36,384 to $27,947.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2,964, due principally to charges in excess of $3,000 in the second quarter, primarily related to the Termination, Consulting and Release Agreement dated February 12, 1997 with Mr. Vincent J. Naimoli, the former Chairman of the Board, President and Chief Executive Officer of the Company.

   Interest Expense. Interest expense decreased from $47,004 to $36,659. However, but for giving effect to the discontinuance of accruing interest on the senior notes of $13,605 after May 7, 1997 interest expense increased by $3,260. This increase resulted from increased borrowings under financing agreements.

   Amortization of Goodwill. The decrease of $6,864 in goodwill amortization occurred because goodwill amortization related to Doehler-Jarvis ceased March 31, 1997, when such goodwill was written-off as impaired.

   Other (Income) Expense, Net. The increase of $3,992 was mainly due to an increase in loss on disposal of machinery and equipment and losses from a joint venture.

   Impairment of Long-Lived Assets and Restructuring Costs. As a result of continuing losses and projections of future operations and cash flows, the Company recorded charges in 1997 of $288,545 reflecting the permanent impairment of long-lived assets at its Doehler-Jarvis and Harman Automotive subsidiaries and one plant. The goodwill portion of this charge is $114,385. See Note 13 to the Consolidated Financial Statements. Operations designated for sale accounted for approximately $101,000 of the impairment charge.

   Reorganization items. As a result of the bankruptcy, the Company adjusted the senior notes to the amount of its allowed claim with a charge to operations of $10,408. In addition, the Company incurred professional fees in the amount of $5,828.

   Provision for Income Taxes. The decrease in the provision for income taxes resulted from a decrease in operating profit in Canada.

   Net Loss. The net loss increased from $68,712 to $389,429 for the reasons described above.

 1996 COMPARED TO 1995

   Sales. Excluding the 1996 and 1995 Doehler-Jarvis sales, consolidated sales decreased $57,388, primarily during the first six months. The automotive accessories segment sales accounted for 96% and 95%, respectively, of consolidated sales for the years 1996 and 1995. Automotive sales, excluding such sales by Doehler-Jarvis, decreased $59,000, of which $41,000 was due mainly to the lower volumes for existing light vehicle platforms, principally for large passenger cars and somewhat to the effects of the March 1996 strike at GM, and $18,000 was attributable to the inclusion in 1995 of sales to Ford phased out in June 1995, as previously disclosed. Non-automotive sales increased $1,600 due to an increase in furniture sales.

   Gross Profit. The consolidated gross profit expressed as a percentage of sales (the "gross profit margin") decreased from 11.8% to 5.9%. The decrease in the gross profit was due principally to the lower passenger car sales mentioned above and somewhat to the effects of the adverse weather conditions, the GM strike, and excess launch costs for new and replacement products in 1996. In 1996, sales of certain products aggregated $50,000 for which a negative gross margin of $7,800 was incurred. More than half of the decrease in the gross profit margin was attributable to the fact that Doehler-Jarvis contributed no gross profit on over $296,000 of sales, which was caused mainly by operational inefficiencies at the Toledo and Pottstown plants, including the impact of significant overtime resulting from operating the Toledo plant on a seven day week basis and the negative margins incurred from sales of the Programs. The remaining gross profit margin decrease was caused by decreases in the other automotive operations due to the reasons mentioned, in particular excess launch costs and the GM strike. The non-automotive segment had a decrease in gross profit of $1,600 due principally to the fact that the prior year's gross profit included a one-time favorable settlement with a supplier amounting to $475, as well as lower margins on increased sales to major retailers in 1996.

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

   Interest Expense. Interest expense increased from $19,579 in 1995 to $47,004 in 1996. The increase in interest expense was the result of the issuance in July 1995 of the 11 1/8% Senior Notes, capital leases (which were assumed in the Doehler-Jarvis acquisition), the revolving working capital loans under the Credit Agreement, dated as of July 28, 1995, among the Company, the Guarantors and Chemical Bank, as Agent (the "Chemical Agreement") and the $7,000 short term credit facility utilized from August 2, 1996 to September 27, 1996. The effective rate of interest was 13.6% in 1996 and 12.1% in 1995.

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

   Loss from Discontinued Operations. Discontinued operations was charged $7,500 representing the write-down of the ESNA facility, continuing costs associated with the Company's ongoing participation in the Department of Defense Voluntary Disclosure Program and carrying costs of the Union, N.J. facility. See Note 4 to the Consolidated Financial Statements.

   Net Income (Loss). Net loss for 1996 was $68,712 compared to a net income of $6,921 in 1995. The change is because operating results (as described above) were insufficient to cover increases of $27,425 in interest expense, $12,326 in amortization of goodwill and the $7,500 loss from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

   For the years ended September 30, 1997 and 1996, the Company had cash flows from continuing operations of $12,877 and $2,090, respectively. The
1997 cash flows were enhanced by the Court stay relating to the payment of pre-petition liabilities and by more rapid payment terms by a major customer, but were negatively affected by payments of reorganization items and advance and accelerated payments to post-petition suppliers. The cash flow from operations in 1997 was used primarily to fund working capital needs and to fund a portion of the capital expenditures. Net borrowings under financing agreements during 1997 were used to fund the balance of the investing activities, to fund pension payments of $6,000 pursuant to the PBGC settlement agreement and EPA payments of $1,570, and to fund $7,682 of long-term debt payments.

   The Company has been in negotiations with certain of its creditors to obtain a $25,000 subordinated term loan, and there is no assurance that such loan will be successfully consummated. Projected cash flows for 1998 contemplate reorganization items of $15,000 to be paid, resulting in a negative cash flow from continuing operations. Since capital expenditures of $38,000 are contemplated for 1998 (although lenders' consent is required for such expenditures in excess of $30.0 million), it is necessary for the Company to borrow under the DIP Financing Agreement and proposed $25,000 subordinated term loan for this purpose. However, giving effect to proceeds from asset sales and other dispositions, as well as the increased borrowing availability under the DIP Financing Agreement provided by the proposed $25,000 subordinated term loan, management anticipates having sufficient liquidity to conduct its activities during the Chapter 11 period.

   The Company is required to make principal payments of an aggregate of $13.0 million in quarterly installments under the DIP Financing Agreement. See Note 28 of Notes to Consolidated Financial Statements for satisfaction of the first three quarterly payments, commencing November 30, 1997 as a result of asset sales. The Company had a deficiency of earnings over fixed charges and dividends on preferred stock of $398,367 and $53,062 in 1997 and 1996, respectively.

CAPITAL EXPENDITURES

   Capital Expenditures. Company expenditures for property, plant and equipment during 1997 and 1996 were $36,572 and $40,578, respectively, principally for machinery and equipment required in the ordinary course of operating the Company's business. The Company is currently projecting to spend approximately $38,000 principally for machinery and equipment in 1998. The projected capital expenditures are required for new business and on-going cost saving programs necessary to maintain competitive benefits, and the balance for normal replacement. The actual timing of capital expenditures for new business may be impacted by customer delays and acceleration of program launches and the Company's continual review of priority of the timing of capital expenditures, as well as the need to obtain lenders' consent to capital expenditures in excess of $30.0 million for the year ending September 30, 1998.

   Tax Loss Carryforwards. At September 30, 1997, the Company had available net operating loss carryforwards and general business tax credits of approximately $246,000 and $1,300, respectively, for federal income tax purposes. Carryforwards expire in the years 2002 through 2012 and approximately $67,000 are subject to annual utilization limitations under Internal Revenue Code Section 382 due to the change in ownership arising from the conversion of the 14-1/4% senior subordinated debentures into stock of the postconfirmation Company and the acquisition of Doehler-Jarvis. The utilization of the above described carryforwards is limited to approximately $11,000 and $6,000 per tax year, respectively, until fully utilized. Unused portions of such annual limitations may be carried forward and utilized in subsequent years. The unused portion of the Company and Doehler-Jarvis annual limitations at September 30, 1997 is approximately $37,000 and $13,000 which may be carried forward and utilized in subsequent years. The reorganization of the Company may have a significant impact on the income tax liability of the Company in future years. The Internal Revenue Code requires certain reductions and/or limitations in the amount of net operating loss deduction and general business credits available for utilization if a substantial change in ownership or forgiveness of debt occurs. Due to the complexity of the tax laws involved and uncertainties relating to a final plan of reorganization, the actual tax effects will not be known until such a final plan of reorganization is approved.

   ESNA. The Company believes that the 1998 estimated costs of the ESNA matter, exclusive of possible fines, damages and penalties, if any, will not be material. Such costs relate to carrying costs of the Union, N.J. facility and costs associated with the Company's ongoing participation in the Department of Defense Voluntary Disclosure Program. However, the ultimate cost of disposition of this matter, as well as the required funding of such costs, depends upon future events, the outcomes of which are not determinable at the present time, including the Company receiving favorable consideration from the government as a result of its admission into the Voluntary Disclosure Program. Such outcomes could have a material effect on the Company's financial condition, results of operations and/or liquidity. If it is ultimately determined that the deviations from specifications and certifications made in connection therewith, constitute violations of various statutory and regulatory provisions, the Company may, among other things, be subject to criminal prosecution, treble damages and penalties under the Civil False Claims Act or Racketeer Influenced and Corrupt Organization Act, as well as administrative sanctions, such as debarment from future government contracting. The Company is unable to determine the effect, if any, of the bankruptcy filing on the ESNA matter.

   Year 2000 Compliance. Certain of the Company's information systems are not presently compliant with the requirements of the year 2000. The Company has committed the resources necessary to ensure that its critical information systems and technology infrastructure are "Year 2000 Compliant" before transactions for the year 2000 are expected. Certain of the Company's systems will be replaced with an "Enterprise Resource Planning" (ERP) solution, which the Company intends to implement shortly and will be Year 2000 compliant and provide the Company with significantly enhanced manufacturing and business systems capability.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements and schedules listed in Item 14(a)(1)(2) are included in this Annual Report on Form 10-K beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Inapplicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth certain information regarding the directors and executive officers of the Company at December 15, 1997:

 NAME                       AGE  POSITION
-------------------------  ----- --------------------------------------------------
John W. Adams                54   Chairman of the Board and Chief Executive Officer
Michael Hoffman              47   Director
Craig Scott Bartlett, Jr.    64   Director
General Joseph P. Hoar       62   Director
Bruce D. Broussard           35   Director
Roger G. Pollazzi            60   Chief Operating Officer
Roger L. Burtraw             57   President
Joseph J. Gagliardi          58   Senior Vice President, Finance and Chief Financial
                                   Officer
Richard T. Dawson            52   Senior Vice President--Law and Administration and
                                   General Counsel
Brian D. Benninger           50   Senior Vice President
David L. Kuta                53   Senior Vice President
David C. Stegemoller         56   Senior Vice President
William J. Warren            60   Vice President and Chief Accounting Officer
Arnold M. Sheidlower         63   Vice President, Associate General Counsel and
                                   Secretary
Marston J. Fortress          54   Vice President and Controller
Douglas D. Rossman           47   Vice President--Purchasing

   Mr. John W. Adams was elected a Director in October 1994, and was elected as Chairman of the Board and Chief Executive Officer of the Company in February 1997. He was Chairman of the Board of Regency Health Services, Inc., a national chain of nursing homes and provider of long-term health services, from January 1996 to October 1997. He has been President of Smith Management Company, an investment firm, since 1984. He also serves as Chairman of the Board of Servico, Inc., an owner and manager of hotel facilities, and Hawaii Airlines, Inc., a Honolulu based airline. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

   Mr. Michael Hoffman has been a Director of the Company since August 1992 and has been a general partner of The Blackstone Group, L.P., an investment banking firm, since January 1989. For more than five years prior thereto, Mr. Hoffman was a partner in Smith Barney & Co., investment bankers. Mr. Hoffman is also a Director of Unilab Corporation, a chain of medical laboratories. See "Item 13. Certain Relationships and Related Transactions" for additional information.

   Mr. Craig Scott Bartlett, Jr. has been a Director of the Company since August 1992. He is a consultant on banking matters and served as Senior Vice President and Chief Credit Officer of MTB Bank, a private banking firm from 1992 to 1994. From 1984 to 1990, he was Executive Vice President, Senior Lending Officer and Chairman, Credit Policy Committee, of National Westminster Bank, USA. He is a director of NVR Inc., a home builder, MTB Bank, Janus, Inc., (successor to United States Lines), and The Bibb Company (a manufacturer of bedding, linens and napery).

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

   Mr. Bruce D. Broussard has been a director of the Company since April 1997. He has been a Chief Executive Officer of Harbor Dental Company, a dental practice management company, since December 1997. He was Executive Vice President and Chief Financial Officer of Regency Health Services, Inc., a national chain of nursing homes and provider of long-term health services, from January 1996 to October 1997. For the period from 1993 to 1996 he was Chief Financial Officer and director of Sun Health Care Group, a health care provider, and prior thereto be served as Vice President and Treasurer of Continental Medical Systems, a health care provider, and in various positions with the national accounting firms of Arthur Andersen & Co. and Price Waterhouse & Co.

   Mr. Roger G. Pollazzi was elected Chief Operating Officer of the Company in November 1997. He was associated with Concord Investment Partners, an investment firm headquartered in Concord, Massachusetts, from 1996 to October 1997. From 1992 to 1996, Mr. Pollazzi was Chief Executive Officer and Chairman of The Pullman Company, an automotive parts manufacturer.

   Mr. Roger L. Burtraw has been President of the Company since February 1997. From August 1995 to February 1997 he had been an Executive Vice President of the Company. Prior thereto, he was Senior Vice President of the Company from January 1993 to August 1995 and President of the Company's subsidiary, Kingston-Warren, from April 1991 to January 1993.

   Mr. Joseph J. Gagliardi, prior to his election as Senior Vice President, Finance and Chief Financial Officer in February 1993, has been Vice President, Finance and Chief Financial Officer since 1980.

   Mr. Richard T. Dawson has been an officer of the Company since 1994 and was Special Counsel to the Company from July 1994 to September 1994. Mr. Dawson is an attorney, who was a partner in the law firm of Holland & Knight from August 1993 to July 1994. Prior thereto, from July 1988 to July 1993, Mr. Dawson was Vice President, General Counsel and Secretary of Anchor Glass.

   Mr. Brian D. Benninger has been a Senior Vice President of the Company since August 1995. Between February 1992 and July 1995, Mr. Benninger was an executive of the Company's subsidiary, Kingston-Warren. In addition, from October 1993 to the time he became an officer of the Company, Mr. Benninger served as Vice President, Sales, Marketing and Product Design for both Harman Automotive Sales, Marketing and Project Design and Corporate CAE. Prior thereto, he was employed by Clevite Elastometers as a Vice President of Sales and Marketing.

   Mr. David L. Kuta has been a Senior Vice President of the Company since July of 1996. Prior to joining the Company in 1996, Mr. Kuta was Vice President of Operations for United Technologies Automotive -- Interiors Division since 1994 and from 1990 to 1994, Vice President and General Manager of the Padded Products Division -- Interiors Division.

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

   Mr. Arnold M. Sheidlower has been an officer of the Company since August 1992. He has been a practicing attorney in New York, New York, for more than 30 years.

   Mr. Marston J. Fortress has been an officer of the Company since December 1996, prior to which he has been controller. He has been an employee of Hayes-Albion for more than 30 years.

   Mr. Douglas D. Rossman has been an officer of the Company since December 1996. He was Purchasing Manager of Federal Mogul Corp., an automobile parts manufacturer, for more than eight years.

   All directors of the Company serve terms of one year, or until election of their respective successors. The Audit Committee of the Board of Directors consists of Messrs. Broussard, Bartlett and Hoffman and the Compensation Committee of the Board of Directors consists of Messrs. Hoffman, Hoar and Bartlett. Officers of the Company are elected for a one-year term by the Board of Directors at its annual meeting.

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

   Meetings of the Audit Committee during the fiscal year ended September 30, 1997 were held on November 14, 1996, April 28, 1997 and August 7, 1997. The Audit Committee is responsible for meeting with the Company's auditors and reviewing recommendations. A meeting of the Compensation Committee during the fiscal year ended September 30, 1997 was held on November 14, 1996. The Compensation Committee is responsible for reviewing salaries and bonuses of the Company and its subsidiaries and all bonus and incentive plans.

   See "Item 11. Executive Compensation" and "Item 13. Certain Relationships and Related Transactions" for information regarding fees paid to directors and the members of the Compensation and Audit Committee of the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

   Shown below is information concerning the cash and noncash compensation for the fiscal years ended September 30, 1997, 1996 and 1995 awarded to or earned by the current and former Chief Executive Officers of the Company, and the four other most highly compensated executive officers of the Company (the "Named Officers"):

                                                                        LONG-TERM
                                ANNUAL COMPENSATION                    COMPENSATION
                               ----------------------                --------------
                                                                        NUMBER OF
                                                                        SECURITIES      ALL OTHER
NAME AND                                                                UNDERLYING    COMPENSATION
PRINCIPAL POSITION              YEAR     SALARY ($)        BONUS       OPTIONS (#)       ($)(1)
-----------------------------  ------ --------------  -------------- --------------  --------------
                                                         $                $               $
John W. Adams                   1997     $  250,000(2)       --             --              --
Chairman of the Board           1996         --              --             --              --
and Chief Executive Officer     1995         --              --             --              --
Vincent J. Naimoli              1997        519,879(3)       --             --              --
Former Chairman of the Board,   1996      1,202,807(3)       --             --              --
President and Chief             1995      1,286,778(3)   1,100,000(3)       --              --
Executive Officer
Roger L. Burtraw                1997        350,000         35,000        8,000(4)        3,177
President                       1996        350,000(4)       --           8,000(4)        3,167
                                1995        244,616        205,425          --            3,122
Joseph J. Gagliardi             1997        236,250          --           5,000(5)        3,177
Senior Vice President           1996        220,000          --             --            3,300
Finance and Chief               1995        220,000        198,500          --            3,088
Financial Oficer
David L. Kuta                   1997        185,004          --           5,000(5)          925
Senior Vice President           1996         92,502         54,000          --              --
                                1995         --              --             --              --
David C. Stegemoller            1997        174,092          --           5,000(6)        3,439
Senior Vice President           1996        164,300          --           2,000(6)        3,286
                                1995        158,303         95,886          --            3,174

------------
(1) All Other Compensation represents amounts contributed or accrued for fiscal 1997, 1996, and 1995 for the Named Officers under the Company's 401(k) savings plan, except that in the case of Mr. Naimoli information with respect to additional compensation is set forth below in footnote
       (3).

(2) Mr. Adams was elected Chairman of the Board and Chief Executive Officer in February 1997. Reflects compensation from February 16, 1997 through September 30, 1997 at the rate of $400,000 per annum.

(3) Compensation for the fiscal year ended September 30, 1997 and 1996, includes (i) $136,140 and $172,280, respectively, in insurance premiums paid by the Company by reason of the maintenance by the Company of a life insurance policy in the face amount of $2,000,000 on Mr. Naimoli's life, of which Mr. Naimoli's beneficiaries are entitled to receive the benefit proceeds and (ii) $8,739 and $30,527, respectively, in connection with the maintenance of a separate office. Included in the above compensation for the fiscal year ended September 30, 1995 is the amount of $250,000 paid to Anchor Industries International Inc. ("Anchor"), by Doehler-Jarvis for the period from October 1, 1994 through July 28, 1995 based on an annual rate of compensation of $300,000 plus bonus pursuant to a Management Agreement between Anchor and Doehler-Jarvis dated as of June 13, 1994. In addition, Anchor received during the same period, consulting fees at the rate of $300,000 per annum for financial advisory services pursuant to a Consulting Fee Agreement, dated as of June 13, 1994 with Doehler-Jarvis. The Company paid $100,000 during the fiscal year ended September 30, 1995 in insurance premiums on the aforementioned insurance policy. Moreover, effective as of January 1, 1995, Mr. Naimoli received benefits through September 30, 1995 in the amount of $95,758 under the Harvard Retirement Plan, the Harvard Nonqualified Additional Credited Service Plan and the Harvard Nonqualified ERISA Excess Benefit Plan. For the periods from October 1, 1994 to July 28, 1995 and from July 28, 1995 to September 30, 1995, Doehler-Jarvis carried $600,000 of "key man" life insurance on Mr. Naimoli's life at a cost of $24,278 to Doehler-Jarvis. See "Termination, Consulting and Release Agreement" below for additional information.

(4) During the periods presented, Mr. Burtraw served as President and Senior Vice President of the Company. Of the reflected options, options for 8,000 shares were granted in October 1995, pursuant to the Company's Employee Stock Option Plan at an exercise price of $28.00 per share and options for 8,000 shares were granted in November, 1996 at an exercise price of $8.00 per share. See "Severance Agreements and Retention Bonuses" for additional compensation information.
(5) Each of the reflected options was granted in November, 1996 at an exercise price of $8.00 per share.
(6) The 1997 stock options were granted in November 1996 at an exercise price of $8.00 per share and options for 2,000 shares were granted in October, 1995 at an exercise price of $28.00 per share.

   Mr. Roger G. Pollazzi is being compensated at the annual rate of $600,000 since November 1997 in his capacity as Chief Operating Officer of the Company.

OPTIONS

   The following table presents information concerning grants of stock options, net of options cancelled during the fiscal year ended September 30, 1997, to each of the Company's Named Officers. No stock appreciation rights were granted during the fiscal year.

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                     POTENTIAL
                                                                                  REALIZABLEVALUE
                                                                                 AT ASSUMED ANNUAL
                                                                                   RATES OF STOCK
                                                                                 PRICE APPRECIATION
                                         INDIVIDUAL GRANTS                        FOR OPTION TERM
                      ------------------------------------------------------- -----------------------
                                        PERCENT OF
                                          TOTAL
                         NUMBER OF     OPTIONS/SARS
                        SECURITIES      GRANTED TO    EXERCISE
                        UNDERLYING      EMPLOYEES      OR BASE
                       OPTIONS/SARS     IN FISCAL       PRICE     EXPIRATION
         NAME             GRANTED        YEAR (1)      ($/SH)        DATE       5% ($)      10% ($)
--------------------  -------------- --------------  ---------- ------------  ---------- -----------
Roger L. Burtraw. ...      8,000           13.1%        $8.00      11/14/06     $40,248    $102,000
Joseph J. Gagliardi .      5,000            8.2          8.00      11/14/06      25,155      63,750
David C.
 Stegemoller.........      5,000            8.2          8.00      11/14/06      25,155      63,750

------------
(1) Based on a total of 61,000 options granted, net of options cancelled in the fiscal year to all employees.
(2) Options are exercisable to the extent of 33 1/3% on October 16, 1997 and 33 1/3% on each anniversary thereof.

              AGGREGATED OPTION/SAR EXERCISED IN LAST FISCAL YEAR
                         AND FY END OPTION/SAR VALUES

   No options were exercised by the Named Officers during the fiscal year ended September 30, 1997. No SAR's are currently outstanding. The following table presents information concerning such exercise of options during such fiscal year as well as the value of unexercised options:

                                                       NUMBER OF SECURITIES
                                                      UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED
                                                        OPTIONS AT FISCAL             IN-THE-MONEY OPTIONS
                                                           YEAR END (#)              AT FISCAL YEAR END ($)
                                                  ------------------------------ ------------------------------
                          SHARES
                       ACQUIRED ON      VALUE
         NAME          EXERCISE (#)  REALIZED ($)  EXERCISABLE    UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
--------------------  ------------- ------------  ------------- ---------------  ------------- ---------------
Roger L. Burtraw ....                                 26,300         22,100           None           None
Joseph J. Gagliardi .                                 14,925          9,975           None           None
David L. Kuta........                                   None          5,000           None           None
David C.
 Stegemoller.........                                 15,425         11,475           None           None

TERMINATION, CONSULTING AND RELEASE AGREEMENT

   Pursuant to a Termination, Consulting and Release Agreement, dated as of February 12, 1997, among the Company, Vincent J. Naimoli and his affiliated corporation, the parties agreed to terminate

Mr. Naimoli's management services relationship with the Company, and cancel the prior Management and Option Agreement, as amended, under which Mr. Naimoli's services had been performed as the Company's then Chairman of the Board and Chief Executive Officer, except for certain provisions of the Management and Option Agreement relating to options, registration rights and certain indemnification.

   The Termination, Consulting and Release Agreement provides for Mr. Naimoli to receive vested benefits which accrued prior to termination, and Mr. Naimoli agreed to act as a consultant to the Company for three years after termination at a rate of $41,666 per month for the first 12 months of the consulting period and $104,166.67 per month for the remaining 24 months of such period.

   On June 19, 1997, the Company applied to the Court for an Order authorizing the rejection of the Termination, Consulting and Release Agreement, and on July 16, 1997, Mr. Naimoli filed an objection to the Company's motion. The matter is currently pending in the Court.

   The following table shows estimated annual benefits payable under the Company's Retirement Plan (which benefits are not subject to offset) on a straight life annuity basis upon retirement to participants in specified years of service and remuneration classes:

PENSION AND RETIREMENT BENEFITS

                              PENSION PLAN TABLE

                                   YEARS OF SERVICE (3)
                   ------------------------------------------------------
REMUNERATION(1)(2)    15        20         25          30         40
------------------ --------- ---------  ---------- ----------  ----------
    $150,000        $33,075    $44,100   $ 55,125    $ 66,150   $ 88,200
     200,000         44,325     59,100     73,875      88,650    118,200
     250,000         55,575     74,100     92,625     111,150    148,200
     300,000         58,073     85,862    111,375     133,650    178,200
     400,000         59,197     86,870    120,724     162,091    238,200
     500,000         60,320     87,877    121,625     162,893    274,814
     800,000         63,691     90,899    124,326     165,300    276,709

------------
(1) Covered compensation is composed of base salary for the calendar year, excluding bonuses, commissions and other special forms of compensation. The maximum amount of compensation used to determine the benefits shown in the Pension Table above has been limited by federal law. The limit on compensation for 1997 is $150,000.
(2) Under applicable federal law, the annual benefit payable to any participant under the Retirement Plan may not exceed a ceiling currently $120,000 a year (subject to certain reductions based upon age and certain increases based upon adjustments to the consumer price index).
(3) The Named Officers will have the following estimated credited years of service under the Retirement Plan based on continued service to normal retirement age: Mr. Gagliardi: 24; Mr. Burtraw: 15; Mr. Kuta: 12; and Mr. Stegemoller: 16.

   The Company adopted, effective January 1, 1995, a Nonqualified Additional Credited Service Plan for the benefit of certain key management employees selected by the Chairman of the Board and affirmed by the Board of Directors which is intended to provide retirement benefits to such employees over and above the benefits provided under the Company's Retirement Plan. The Plan provides supplemental benefits to the participant based upon the difference, if any, between such participant's total monthly retirement income payable from the combination of the Company's Retirement Plan and the Excess Benefit Plan and his Adjusted Retirement Income representing the monthly retirement income that would be payable to the participant on a combined basis from the Retirement Plan and the Excess Benefit Plan. The Excess Benefit Plan provides for crediting the participant with Credited Service and Continuous Service in excess of actual service. Moreover, each participant is vested with ten years of Credited Service and ten years of Continuous Service in the event of a change of control, provided that he has been employed for more than five years. The benefits would be paid in the same form as the monthly retirement income from the Company's Retirement Plan, unless the Chairman designates otherwise. If the participant's employment terminates within two years following change of control, the benefits are to be paid in a lump sum cash payment within thirty days of such termination of employment at the "actuarial equivalent" of the benefits that the participant would have otherwise received. As of September 30, 1995 two officers of the Company had been selected for participation in the Plan and are credited with 1-1/2 years and two years, respectively, of credited service and continuous service for each year of actual service. The officers become vested with their benefits after five years of continuous service.

   The Company adopted a Nonqualified ERISA Excess Benefit Plan, effective January 1, 1995, for the benefit of certain key management employees, which is intended to provide retirement benefits to such employees over and above the benefits provided those employees under the Company's Retirement Plan. All key management employees are eligible to participate in the Plan which provides for supplemental benefits equal to the difference, if any, between a participant's monthly retirement income payable from the Company's Retirement Plan and his adjusted retirement income calculated under the Agreement. Such calculation would be the monthly retirement income that would be payable to the participant under the Company's Retirement Plan without regard to certain benefit limitations set forth in the Internal Revenue Code. Supplemental benefits payable under this Plan are not to be reduced by benefits payable under the Company's Nonqualified Additional Credited Service Plan. Benefits under the Plan do not vest until five years of continuous service have been completed.

SEVERANCE AGREEMENTS AND RETENTION BONUSES

   The Company has applied to the Court to obtain authority to implement a severance plan for full-time salaried employees in order to ensure the retention of qualified key employees and executives.

   The severance plan, which will cover approximately 1,200 employees, provides for severance benefits to employees based upon length of service and continues the pre-petition practice of paying severance equal to one week's pay per year or partial year of service, with a maximum of 26 weeks' pay. Corporate officers not covered by an employment agreement are to receive a severance benefit equal to three months' pay or equal to one week's pay per year of service, whichever is greater. In addition, corporate officers may apply for and receive up to three additional months of severance on a monthly basis, with the approval of certain senior officers, unless such officers have secured other employment. The total severance benefit to any officer is limited to 26 weeks' pay.

   The anticipated annual cost of the severance plan, assuming Court approval is obtained, but of which there is no assurance, would be less than $1 million at the present time.

   The Company is also seeking Court approval of Modified Executive Severance Agreements with each of Roger W. Burtraw, President of the Company, Joseph J. Gagliardi, Senior Vice President of Finance and Chief Financial Officer of the Company, as well as one other Senior Vice President, to replace existing Pre-petition Executive Severance Agreements, as an inducement for them to remain with the Company through the bankruptcy proceedings. The Pre-petition Executive Severance Agreements, which provided for two years of salary and annual target bonuses to be paid out in a lump sum, two years of continued welfare benefits, a lump sum payment of the actuarial value of two years of additional pension accrual and outplacement benefits, are to be modified to continue the terms of the previous severance agreements, except to increase the severance for Mr. Gagliardi from two years to three years and to no longer require that there be a change in control as a precondition to receiving severance payments. To receive payment, however, the executives would have to continue employment until consummation of the Company's plan of reorganization and up to 60 days beyond, if so requested by the Company's Board of Directors. The estimated costs to the Company to carry out the Modified Executive Severance Agreements (inclusive of pension and other benefits), assuming all executives are terminated 60 days after consummation of the plan of reorganization and assuming no bonus arrangements are in effect for the executive officers during the fiscal year in which the termination occurs, are $2.925 million, of which $1.446 million is attributable to Mr. Burtraw and $1.069 million is attributable to Mr. Gagliardi.

   The Company has also applied to the Bankruptcy Court for authorization and approval of a Retention Incentive Plan geared towards retaining certain key executives and employees. The Retention Incentive Plan would cover approximately 75 employees. Management has recommended to the Company's Board of Directors that bonus compensation be paid to retention employess covered by the Plan out of a fund of approximately $2.2 million, and up to $250,000 is proposed to be awarded as incentives to retention employees, who will include members of the corporate staff at the Company's Tampa, Florida office, various plant managers and divisional staff members at the Company's manufacturing facilities. The retention employees include three Senior Vice Presidents, of whom Messrs. David L. Kuta and David C. Stegemoller will each receive a bonus of $185,000. The Plan contemplates that the retention bonuses be paid the earlier of (i) as soon as practicable after termination of the employee without cause, and
(ii) within 10 days following consummation of the Company's plan of reorganization. There is no assurance that Court approval of the Retention Incentive Plan will be approved.

DIRECTORS' REMUNERATION

   Directors who are not employees of the Company receive compensation at the rate of $25,000 per annum, payable $6,250 quarterly, plus $1,000 for attendance at each meeting of the Company's Board of Directors, $500 for telephonic meetings, and $1,000 for each meeting of the Audit Committee and Compensation Committee of which they are members.

   In January 1994, Messrs. Bartlett and Hoffman, Directors of the Company since 1992, were each granted options under the Company's Non-Employee Director Stock Option Plan for 4,000 shares of Common Stock at an exercise price of $8 per share. In June 1994, Messrs. Bartlett and Hoffman were each granted options thereunder for 6,000 shares of Common Stock at an exercise price of $13 per share. Thereafter, such individuals were each to be granted options to purchase 2,000 shares of Common Stock on January 19, 1996 and on each anniversary thereof. On January 19, 1996 and January 19, 1997, Messrs. Bartlett and Hoffman were each granted options thereunder for 2,000 shares of Common Stock at exercise prices of $26.625 and $3.375 per share, respectively.

   Under the Company's Non-Employee Director Stock Option Plan, Directors who become such after June 7, 1994 were entitled to receive options to purchase 4,000 shares of Common Stock immediately following their election and 2,000 shares on the second and each subsequent anniversary of such date prior to termination of the Plan.

   Messrs. Hoar and Adams were each granted options to purchase 4,000 shares of Common Stock at the time of their election as Directors in September 1994 and October 1994, respectively, at exercise prices of $16 and $16.875 per share, respectively, and in September and October 1996, respectively, they each were granted options to purchase 2,000 shares of Common Stock at exercise price of $11.25 and $9.375, respectively. Mr. Bruce D. Broussard, who was elected a Director of the Company in April 1997, was granted options to purchase 4,000 shares of Common Stock at an exercise price of $0.8125 per share.

   The Board of Directors terminated the Non-Employee Director Stock Option Plan in November 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table lists all shares of the Company Common Stock as of December 15, 1997 (unless otherwise noted below), beneficially owned by each director of the Company, Named Officers of the Company, and each person known by the Company to own beneficially more than 5% of such outstanding shares of Common Stock at such date. The table also reflects the percentage of the shares of Common Stock owned beneficially by all executive officers and directors of the Company as a group. As of December 15, 1997, there were 7,026,437 shares of the Company's Common Stock outstanding.

                                                                 NO. OF SHARES OF
NAME AND ADDRESS OF BENEFICIAL OWNER                               COMMON STOCK     % OF CLASS
---------------------------------------------------------------  ---------------- ------------
Pengo Securities Corp. (1)                                            617,900          8.79%
885 Third Avenue, 34th Floor
New York, New York 10022
John W. Adams                                                         650,287(1)       9.25%
885 Third Avenue, 34th Floor
New York, New York 10022
Vincent J. Naimoli                                                    788,946(2)      11.23%
2502 North Rocky Point Drive
Suite 960
Tampa, Florida 33607
Michael Hoffman                                                        14,000(3)           *
Craig Scott Bartlett, Jr.                                              14,000(3)           *
Joseph P. Hoar                                                          6,000(3)           *
Bruce D. Broussard                                                     15,743(4)           *
Roger L. Burtraw                                                       42,067(5)           *
Joseph J. Gagliardi                                                    21,567(6)           *
David L. Kuta                                                           1,667(6)           *
David C. Stegemoller                                                   24,067(7)           *
All executive officers and directors as a group
  (16 persons)(8)                                                     840,883         13.53%

------------
*      Less than one percent
(1) Mr. John W. Adams, Chairman of the Board and Chief Executive Officer of the Company, is President of Pengo Securities Corp. See "Item 10. Directors and Executive Officers of the Registrant." The foregoing information is based upon a Schedule 13D filed under date of January 10, 1995, as amended. Includes options covering 6,000 shares of Common Stock which are exercisable as of December 15, 1997. The shares of Common Stock subject to such options are deemed outstanding for purposes of calculating the percent of class owned by Mr. Adams and by all officers and directors as a group.
(2) These amounts reflect 5,700 shares owned of record by Mr. Naimoli's immediate family, 14,150 shares owned of record and beneficially by Mr. Naimoli either in his individual capacity or in his retirement account and 400,000 shares owned of record and beneficially by an affiliated corporation. In addition 369,096 shares of Common Stock are attributable to Mr. Naimoli, of which options for 96,278 shares are exercisable at an exercise price of $6.00 per share, options for 172,818 shares are exercisable at $13.75 per share, and options for 100,000 shares are exercisable at $14.00 per share. Mr. Naimoli's affiliated corporation was granted stock options on August 4, 1994 to purchase 300,000 shares of Common Stock at an exercise price of $14.00 per share, of which options for 100,000 shares became exercisable on August 16, 1995 and the remaining options become exercisable on August 16, 2001 only if such affiliated corporation is then providing services to the Company. Neither Mr. Naimoli nor the affiliated corporation is deemed the beneficial owner in respect of the options for such latter 200,000 shares since such options are not exercisable within 60 days. No options became exercisable during 1997.
(3) Represent options which are exercisable at December 15, 1997 covering the shares indicated.
(4) Mr. Broussard beneficially owns 11,743 shares of Common Stock, and has options which are exercisable at December 15, 1997 covering 4,000 shares of Common Stock.
(5) Mr. Burtraw owns beneficially 3,000 shares of Common Stock and has options which are exercisable at December 15, 1997 covering 39,067 shares of Common Stock.
(6) Represents options which are exercisable at December 15, 1997 covering the shares indicated.
(7) Mr. Stegemoller owns beneficially 1,500 shares of Common Stock, and has options which are exercisable at December 15, 1997 covering 22,567 shares of Common Stock.
(8) The number of shares of Common Stock beneficially owned by all executive officers and directors as a group includes options in respect of shares which are exercisable as of December 15, 1997 or within 60 days thereafter.

   As of December 15, 1997, the Retirement Plan owned 30,000 shares of the Common Stock and 23,070 shares of the Company's PIK Preferred Stock. The Committee administering the Retirement Plan, which consists of officers and employees if the Company, has the power to vote and dispose of such securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   See "Item 11. Executive Compensation -- Termination, Consulting and Release Agreement" for information concerning settlement arrangements with Mr. Vincent J. Naimoli, formerly Chief Executive Officer of the Company, and various payment issues, including pension and retirement matters thereunder, presently pending before the Bankruptcy Court.

   Mr. Naimoli is a stockholder of Nice and Easy Travel & Co., Inc. ("Nice and Easy"), a travel agency, which has acted as exclusive travel agent to arrange travel services for the Company and its employees and representatives since December 1994. During the year ended September 30, 1997, Nice and Easy billed the Company approximately $2.1 million for travel services and rebated $28,000 (3% of the annual billings) to the Company. Additionally, Nice and Easy has not paid approximately $30,000 in rebates to the Company for 1997. Under the Termination, Consulting and Release Agreement, Nice and Easy is entitled to occupy a portion of the premises on a rent free basis.

   In October 1995 the Board of Directors of the Company approved the lease of a private suite at the Tropicana Field in St. Petersburg, Florida for the Tampa Bay Devil Rays baseball. It is contemplated that the Company will lease the suite for the period of five years at an annual rental of $60,000, plus increases provided by the Consumer Price Index without premium. In addition, a license fee of $25,000 was paid upon execution of the License Agreement, representing a security deposit which is to be returned at the end of the lease term. An additional $25,000 payment was made in June 1996. In connection with the transaction, the Board determined that the transaction was fair and on terms comparable to those which would be obtained from a third party in an arm's-length transaction. Mr. Naimoli is the Managing General Partner of Tampa Bay Devil Rays, Ltd., a Florida limited partnership, which owns the Tampa Bay Devil Rays baseball team.

ADVISORY FEES

   The Company paid $129,000 to The Blackstone Group L.P. as fees for financial advice during the year ended September 30, 1997. The services related to structuring strategic alternatives to enhance shareholder value and to pay designated success fees in the event any such alternatives are effected and consummated successfully. Michael Hoffman, a director of the Company, is a general partner of The Blackstone Group L.P. See "Item 11. Executive Compensation -- Directors' Remuneration."

             CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-90166 and 33-98748) of Harvard Industries, Inc. of our report dated November 14, 1997, except for Note 9 as to which the date is December 29, 1997, appearing on page F-2 of this Form 10-K.

Price Waterhouse LLP
Tampa, Florida
December 29, 1997

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HARVARD INDUSTRIES, INC.

Date: December 29, 1997
                                          By: /s/John W. Adams
                                              -------------------------------
                                              John W. Adams
                                              Chairman of the Board,
                                              Chief Executive Officer and
                                              Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Date: December 29, 1997    By:/s/ Joseph J. Gagliardi
                            --------------------------------
                            Joseph J. Gagliardi
                            Sr. Vice President Finance and
                            Chief Financial Officer
                            (Principal Financial Officer)

Date: December 29, 1997     By:/s/ William J. Warren
                            --------------------------------
                            William J. Warren
                            Vice President and
                            Chief Accounting Officer
                            (Principal Accounting Officer)

Date: December 29, 1997     By:/s/ C. Scott Bartlett, Jr.
                            --------------------------------
                            C. Scott Bartlett, Jr.
                            Director

Date: December 29, 1997     By:/s/ Michael Hoffman
                            --------------------------------
                            Michael Hoffman
                            Director

Date: December 29, 1997     By:/s/ Joseph P. Hoar
                            --------------------------------
                            Joseph P. Hoar
                            Director

Date: December 29, 1997     By:/s/ Bruce D. Broussard
                            --------------------------------
                            Bruce D. Broussard
                            Director

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  (1)(2)  Financial Statements and Schedules.

       The following financial statements and schedules are filed as part of this Annual Report on Form 10-K.


                           HARVARD INDUSTRIES, INC.

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

CONSOLIDATED FINANCIAL STATEMENTS                                       PAGE
---------------------------------                                       ----
Report of Independent Accountants .....................................  F-2
Consolidated Balance Sheets............................................  F-3
     September 30, 1997 and 1996
Consolidated Statements of Operations..................................  F-4
     Years Ended September 30, 1997, 1996 and 1995
Consolidated Statements of Shareholders' Deficiency....................  F-5
     Years Ended September 30, 1997, 1996 and 1995
Consolidated Statements of Cash Flows..................................  F-6
     Years Ended September 30, 1997, 1996 and 1995
Notes to Consolidated Financial Statements.............................  F-7

FINANCIAL STATEMENT SCHEDULES
-----------------------------
All schedules are omitted because they are either not applicable or the required information is included in the Consolidated Financial Statements or Notes thereto.

              Report of Independent Certified Public Accountants


The Board of Directors and Shareholders
Harvard Industries, Inc.:


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of changes in shareholders' deficiency present fairly, in all material respects, the financial position of Harvard Industries, Inc. and its subsidiaries (the "Company ") at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years ended September 30, 1997, 1996 and 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, on May 8, 1997, Harvard Industries, Inc. and substantially all of its subsidiaries each filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code, thereby raising substantial doubt about their ability to continue as a going concern. The Company has not filed a plan of reorganization with the Bankruptcy Court. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of the petitions for reorganization.










Price Waterhouse LLP
Tampa, Florida
November 14, 1997, except for Note 9
as to which the date is December 29, 1997

                           HARVARD INDUSTRIES, INC.
                            (DEBTOR-IN-POSSESSION)
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1997 AND 1996
                           (IN THOUSANDS OF DOLLARS)


                                                                   September 30,     September 30,
ASSETS                                                                 1997              1996
                                                                   -------------     -------------
  Current assets:
    Cash and cash equivalents                                       $   9,212          $   1,107
    Accounts receivable, net of allowance of $ 2,589 in 1997
      and $744 in 1996 ........................................        76,190             99,581
    Inventories ...............................................        54,218             53,901
    Prepaid expenses and other current assets .................         7,602              1,637
                                                                    ---------          ---------
      Total current assets ....................................       147,222            156,226

  Property, plant and equipment, net ..........................       132,266            300,673
  Intangible assets, net ......................................         4,417            127,250
  Other assets, net ...........................................        23,589             33,556
                                                                    ---------          ---------

                                                                    $ 307,494          $ 617,705
                                                                    =========          =========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

  Current liabilities:
    Current portion of debtor-in-possession (DIP) loans .......     $  36,436          $      --
    Current portion of long term debt .........................         1,748              1,487
    Accounts payable ..........................................        32,267             89,073
    Accrued expenses ..........................................        72,235             66,949
    Income taxes payable ......................................         2,440              5,875
                                                                    ---------          ---------
      Total current liabilities ...............................       145,126            163,384

  Liabilities subject to compromise ...........................       397,319                 --
  DIP loans ...................................................        51,035                 --
  Long-term debt ..............................................        12,339            359,116
  Postretirement benefits other than pensions .................        96,929            100,464
  Other .......................................................        27,237             25,970
                                                                    ---------          ---------
      Total liabilities .......................................       729,985            648,934
                                                                    ---------          ---------

  14 1/4% Pay-In-Kind Exchangeable Preferred Stock,
     (At September 30, 1997 - includes
     $10,142 of undeclared accrued dividends) .................       124,637            114,495
                                                                    ---------          ---------

  Shareholders' deficiency:
    Common Stock, $.01 par value; 15,000,000 shares authorized;
      shares issued and outstanding: 7,026,437 at September 30,
      1997 and 7,014,357 at September 30, 1996 ................            70                 70
    Additional paid-in capital ................................        32,134             42,245
    Additional minimum pension liability .....................         (3,665)            (1,767)
    Foreign currency translation adjustment ...................        (1,930)            (1,964)
    Accumulated deficit .......................................      (573,737)          (184,308)
                                                                    ---------          ---------
      Total shareholders' (deficiency).........................      (547,128)          (145,724)

  Commitments and contingent liabilities ......................
                                                                    ---------          ---------
                                                                    $ 307,494          $ 617,705
                                                                    =========          =========

         See accompanying Notes to Consolidated Financial Statements.

                           HARVARD INDUSTRIES, INC.
                            (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)



                                                                        1997         1996         1995
                                                                     ----------   -----------  -----------

   Sales........................................................... $  810,769    $  824,837   $  631,832
                                                                    ----------    ----------   ----------

   Costs and expenses:
     Cost of sales.................................................    797,774       776,141      557,340
     Selling, general and administrative...........................     45,822        42,858       33,037
     Interest expense (contractual interest of $50,264 in 1997)....     36,659        47,004       19,579
     Amortization of goodwill......................................      8,448        15,312        2,986
     Impairment of long-lived assets and restructuring costs.......    288,545            --           --
     Other (income) expense, net...................................      5,530         1,538       (1,789)
                                                                    ----------    ----------   ----------
                              Total costs and expenses.............  1,182,778       882,853      611,153
                                                                    ----------    ----------   ----------

   Income (loss) from continuing operations before reorganization
     items, income taxes and extraordinary item....................   (372,009)      (58,016)      20,679
   Reorganization items............................................     16,216            --           --
                                                                     ---------    ----------   ----------

   Income (loss) from continuing operations before income
     taxes and extraordinary item..................................   (388,225)      (58,016)      20,679
   Provision for income taxes......................................      1,204         3,196       11,566
                                                                     ---------    ----------   ----------

   Income (loss) from continuing operations before
     extraordinary item............................................   (389,429)      (61,212)       9,113
   Loss from discontinued operations...............................         --        (7,500)          --
                                                                     ---------    ----------   ----------

   Income (loss) before extraordinary item.........................   (389,429)      (68,712)       9,113

   Extraordinary item- early extinguishment of debt (net of
     income tax benefit of $1,200).................................         --            --       (2,192)
                                                                     ---------    ----------   ----------

   Net income (loss)...............................................  $(389,429)   $  (68,712)  $    6,921
                                                                     =========    ==========   ==========

   PIK preferred dividends and accretion (contractual amount of
     $16,891 in 1997)..............................................  $  10,142    $   14,844   $   14,809
                                                                     =========    ==========   ==========

   Net loss attributable to common shareholders....................  $(399,571)   $  (83,556)  $   (7,888)
                                                                     =========    ==========   ==========

   Primary per common and common equivalent share:
     Loss from continuing operations before extraordinary item.....  $  (56.91)   $   (10.87)  $    (0.83)
     Loss from discontinued operations.............................         --         (1.07)          --
     Extraordinary item............................................         --            --        (0.32)
                                                                     ---------    ----------   ----------
     Loss per common and common equivalent share...................  $  (56.91)   $   (11.94)  $    (1.14)
                                                                     =========    ==========   ==========

     Weighted average number of common and common equivalent
       shares outstanding..........................................  7,020,692     6,999,279    6,894,093
                                                                     =========    ==========   ==========



         See accompanying Notes to Consolidated Financial Statements.

                           HARVARD INDUSTRIES, INC.
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
                 YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                   (IN THOUSANDS OF DOLLARS, EXCEPT SHARES)



                                                                                                              TOTAL
                                          COMMON STOCK       ADDITIONAL              MINIMUM     ACCUMU-      SHARE-
                                    ------------------------  PAID-IN    FOREIGN     PENSION      LATED      HOLDERS'
                                    NO. OF SHARES   AMOUNTS    CAPITAL   CURRENCY   LIABILITY    DEFICIT    DEFICIENCY
                                    ------------- ---------- ----------  --------   ---------   ---------   ----------
   Balance, September 30, 1994......  6,593,407     $  66    $  67,772   $ (1,720) $   (2,633) $ (122,517)  $  (59,032)
   Net income -- 1995...............         --        --           --         --          --       6,921        6,921
   PIK preferred stock dividend.....         --        --      (14,026)        --          --          --      (14,026)
   Accretion of discount on PIK
     preferred stock................         --        --         (783)        --          --          --         (783)
   Exercise of stock options including
     related tax benefits...........    401,500         4        3,936         --          --          --        3,940
   Minimum pension liability........         --        --           --         --         797          --          797
   Foreign currency adjustment......         --        --           --        (23)         --          --          (23)
                                      ---------     -----    ---------   --------   ---------  ----------   ----------

   Balance, September 30, 1995......  6,994,907        70       56,899     (1,743)     (1,836)   (115,596)     (62,206)

   Net loss -- 1996.................         --        --           --         --          --     (68,712)     (68,712)
   PIK preferred stock dividend.....         --        --      (14,375)        --          --          --      (14,375)
   Accretion of discount on PIK
     preferred stock................         --        --         (469)        --          --          --         (469)
   Exercise of stock options including
     related tax benefits...........     19,450        --          190         --          --          --          190
   Minimum pension liability........         --        --           --         --          69          --           69
   Foreign currency adjustment......         --        --           --       (221)         --          --         (221)
                                      ---------     -----    ---------   --------   ---------  ----------   ----------

   Balance, September 30, 1996......  7,014,357        70       42,245     (1,964)     (1,767)   (184,308)    (145,724)

   Net loss -- 1997.................         --        --           --         --          --    (389,429)    (389,429)
   PIK preferred stock dividend.....         --        --       (9,854)        --          --          --       (9,854)
   Accretion of discount on PIK
     preferred stock................         --        --         (288)        --          --          --         (288)
   Sale of stock....................     12,080        --           31         --          --          --           31
   Minimum pension liability........         --        --           --         --      (1,898)         --       (1,898)
   Foreign currency adjustment......         --        --           --         34          --          --           34
                                      ---------     -----    ---------   --------   ---------  ----------   ----------

   Balance, September 30, 1997......  7,026,437     $  70    $  32,134   $ (1,930)  $ (3,665)  $ (573,737)  $ (547,128)
                                      =========     =====    =========   ========   =========  ==========   ==========







         See accompanying Notes to Consolidated Financial Statements.

                           HARVARD INDUSTRIES, INC.
                            (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                           (IN THOUSANDS OF DOLLARS)

                                                                             1997        1996        1995
                                                                         ----------- ----------- -----------
   Cash flows related to operating activities:
     Loss from continuing operations before reorganization items........ $(373,213)  $ (61,212)  $   9,113
     Add back (deduct) items not affecting cash and cash equivalents:
       Income tax allocation related to reorganization value, exercise
         of stock options and discontinued operations...................        --          --       6,251
       Depreciation and amortization....................................    60,186      65,658      34,856
       Impairment of long-lived assets and restructuring charges........   288,545          --          --
       Loss on disposition of property, plant and equipment
         and property held for sale.....................................     1,931       2,053         461
       Postretirement benefits..........................................    (4,138)      5,822       4,373
       Write-off of deferred debt expense...............................     1,792          --          --
       Senior notes interest accrued not paid...........................     9,728          --          --
     Changes in operating assets and liabilities of continuing operations, net of effects from acquisitions and reorganization items:
       Accounts receivable..............................................    22,798       3,133      (9,865)
       Inventories......................................................    (7,225)      7,112         880
       Other current assets.............................................    (5,965)       (222)      1,712
       Accounts payable.................................................   (56,806)      9,371       1,696
       Accounts payable prepetition.....................................    81,429          --          --
       Accrued expenses and income taxes payable........................   (10,254)    (30,444)    (21,954)
       Other noncurrent liabilities.....................................     6,933         819      (2,472)
                                                                         ---------   ---------   ---------

     Net cash provided by continuing operations before reorganization
       items............................................................    15,741       2,090      25,051

     Net cash used in reorganization items..............................    (2,864)         --          --
                                                                         ---------   ---------   ---------

     Net cash provided by continuing operations.........................    12,877       2,090      25,051
                                                                         ---------   ---------   ---------

   Cash flows related to investing activities:
     Acquisition of property, plant and equipment.......................   (36,572)    (40,578)    (22,080)
     Cash flows related to discontinued operations......................       713      (3,332)      5,029
     Proceeds from disposition of property, plant and equipment.........     1,703         909       1,259
     Acquisition of Doehler-Jarvis, including debt refinancing, net of
      cash acquired.....................................................        --          --    (210,231)
     Net change in other noncurrent accounts............................    (1,832)     (5,223)       (746)
                                                                         ---------   ---------   ---------

     Net cash used in investing activities..............................   (35,988)    (48,224)   (226,769)
                                                                         ---------   ---------   ---------

   Cash flows related to financing activities:
     Proceeds from Senior Notes Offering ...............................        --          --     200,000
     Issuance costs of Senior Notes and financing agreements............    (2,200)         --     (11,804)
     Net borrowings and (repayments) under credit agreement.............   (38,834)     38,834          --
     Net borrowings under DIP financing agreement.......................    87,471          --          --
     Redemption of PIK preferred stock..................................        --          --     (15,000)
     Proceeds from sale of stock and exercise of stock options..........        31         190       2,419
     Repayments of long-term debt.......................................    (7,682)     (3,032)     (5,820)
     Pension fund payments pursuant to PBGC settlement agreement........    (6,000)     (6,000)     (6,000)
     Payment of EPA settlements.........................................    (1,570)     (2,676)     (2,512)
                                                                         ---------   ---------   ---------

     Net cash provided by financing activities..........................    31,216      27,316     161,283
                                                                         ---------   ---------   ---------

     Net increase (decrease) in cash and cash equivalents...............     8,105     (18,818)    (40,435)

     Beginning of period................................................     1,107      19,925      60,360
                                                                         ---------   ---------   ---------

     End of period...................................................... $   9,212   $   1,107   $  19,925
                                                                         =========   =========   =========

   Supplemental disclosure of cash flow information:
      Interest paid..................................................... $  37,328   $  41,868   $  16,042
                                                                         =========   =========   =========
      Income taxes paid................................................. $   2,244   $   5,092   $   4,782
                                                                         =========   =========   =========

         See accompanying Notes to Consolidated Financial Statements.

                           HARVARD INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)


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

       The Company operates in the automotive accessories business.
The Company produces a wide range of products, including: rubber glass-run channels; rubber seals for doors and trunk lids; aluminum castings; outside rearview mirrors; cast, fabricated, machined and decorated metal products; and metal stamped and roll form products. General Motors, Ford and Chrysler accounted for 43%, 33%, and 7%, respectively, of the consolidated sales in 1997, and 43%, 31%, and 8%, respectively, in 1996 and 35%, 27% and 11%, respectively, in 1995.

       On May 8, 1997, Harvard Industries, Inc. and its domestic subsidiaries (all of whom are hereinafter sometimes designated the "Debtors") filed voluntary petitions for relief under Chapter 11 of the Federal bankruptcy laws in the United States Bankruptcy Court for the District of Delaware (the "Court"). Under Chapter 11, holders of most claims arising prior to the filing of the petitions for relief under the Federal bankruptcy laws are stayed from collecting on such claims while the Debtors continue business operations as debtors-in-possession ("DIP"). Additional claims may arise subsequent to the filing date resulting from rejection of executory contracts, including leases. Holders of pre-petition claims secured by liens against the Debtors' assets ("secured claims") also are stayed from enforcing their rights as secured creditors without leave of the Court.

       The Debtors have received approval from the Court to pay or otherwise honor certain pre-petition obligations including certain employee wages, salaries and other compensation, employee benefits, reimbursable employee expenses and certain workers' compensation claims, as well as to continue pre-petition customer practices with respect to warranties, refunds and return policies. The Court has established February 9, 1998 as a bar date by which time all proofs of claim must be filed against the Debtors or be forever barred from assertion.

       The Debtors have not yet filed with the Court any plans of reorganization. Under the Bankruptcy Code, a Debtor is given an exclusive period of 120 days to file a plan of reorganization and 180 days to solicit acceptances to such plan. These periods afforded to the Debtors under the Bankruptcy Code initially expired on September 5, 1997 and November 4, 1997 respectively, and have been extended by the Court from time to time. The Court has given the Debtors until June 2, 1998 to formulate and file their plans of reorganization, and until August 1, 1998 to solicit plan acceptances thereto. In the event such plans are formulated and approved by the creditors and the Court, continuation of the Debtors' business after reorganization is dependent upon the success of future operations and the ability to meet obligations as they become due. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 proceedings and circumstances related to this event, including the Company's highly leveraged financial structure and recurring losses from operations as reflected in the consolidated statements of operations, such realization of assets and liquidation of liabilities is subject to substantial doubt. Management is unable to predict how and when the Chapter 11 proceedings will be concluded or the expense associated therewith, which could be substantial. There can be no assurances that the liabilities of the Company will not be found in the Chapter 11 proceedings to exceed the fair value of its assets. This could result in claims being provided for in the Chapter 11 proceedings at less than 100% of their face value. It is impossible at this time to predict with certainty the actual recovery the creditors and shareholders will realize.

       Liabilities subject to Chapter 11 proceedings consist of the following at the filing date:

Accounts Payable                                      $    79,060
Senior notes                                              309,728 (a)
Taxes                                                       3,269
Other                                                       5,262
                                                      -----------

                                                      $   397,319
                                                      ===========


             (a) Includes accrued interest to the date of bankruptcy of $9,728.

       Reorganization expenses included in the consolidated statement of operations and retained earnings for the year ended September 30, 1997 are comprised of the following:

Adjustment to record senior notes to
    amount of allowed claims                        $      10,408
Professional fees                                           5,828
Interest income on cash resulting from
   Chapter 11 proceedings                                     (20)
                                                   --------------

                                                    $      16,216
                                                   ==============

       The Company previously had a Plan of Reorganization confirmed by the Court on August 10, 1992, and such Plan became effective on August 30, 1992. In connection with its emergence from its earlier Chapter 11 bankruptcy proceedings, the Company implemented "Fresh Start Reporting" as of August 23, 1992. Accordingly, all assets and liabilities were restated to reflect respective fair values at that date. The portion of the reorganization value which could not be attributed to specific tangible or identifiable intangible assets of the reorganized Company has been reported under the caption "Intangible Assets."

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

       Cash and Cash Equivalents. The Company considers all investments in highly liquid bank certificates of deposit to be cash equivalents. Cash equivalents include only investments with purchased maturities of three months or less. In accordance with the DIP financing agreement, substantially all the Company's cash receipts from trade receivables must be applied against the revolving line of credit. Accordingly, the Company offset approximately $12,160 against the revolving line of credit for cash held in lockboxes at September 30, 1997.

       Trade Receivables. A substantial portion of the Company's trade receivables are mainly concentrated with the three largest U.S. automotive companies. The Company does not require collateral or other security to support credit sales. General Motors, Ford and Chrysler accounted for 42%, 12% and 11%, respectively, of consolidated trade receivables at September 30, 1997.

       Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

       Property, Plant and Equipment. All property, plant and equipment owned at August 23, 1992 was restated to reflect fair value in accordance with "fresh start reporting." Additions after August 23, 1992 are recorded at cost. Depreciation and amortization, which includes the amortization of machinery and equipment under capital leases, is calculated using the straight-line method at rates to depreciate assets over their estimated useful life or remaining term of leases. The rates used are as follows: buildings and building improvements, 2.5% to 20.0%; and machinery, equipment and furniture and fixtures, 5.0% to 33.3%. Replacements and betterments are capitalized. Major scheduled furnace maintenance and die replacement programs are accrued based on units of production; all other maintenance and repairs are expensed as incurred. Upon sale or retirement of property, plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any resultant gain or loss is recognized. See Note 13 for impairment of certain property, plant and equipment.

       Intangible Assets. Intangible assets consist of goodwill and reorganization value in excess of amounts allocable to identifiable assets. Goodwill applicable to the acquisition of Doehler-Jarvis, originally being amortized over 15 years was changed to 10 years in the fourth quarter of 1996, effective October 1, 1995, based upon Doehler-Jarvis' unprofitable operating results since acquisition and projected future operating results. Reorganization value in excess of amounts allocated to identifiable assets is being amortized using the straight-line method over 10 years for the automotive accessories segment. See Note 13 for impairment of goodwill.

       Long-Lived Assets. The Company assesses the recoverability of its long-lived assets by determining whether the amortization of each such asset over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company's average costs of funds. See Note 13.

       Deferred Debt Expense. The Company amortizes its deferred debt issuance costs over the term of the related debt using the effective interest method.

       Revenue Recognition.  Revenues are recognized as products are shipped.

       Income Taxes. The Company accounts for income taxes in accordance with Financial Accounting Standards Board (FASB) Statement No. 109. Such statement requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax basis and financial reporting basis of assets and liabilities.

       Environmental Liabilities. It is the Company's policy to accrue and charge against operations environmental remediation costs when it is probable that a liability has been incurred and an amount is reasonably estimable. As assessments and cleanups proceed, additional information becomes available and these accruals are reviewed periodically and adjusted, if necessary. These liabilities can change substantially due to such factors as additional information on the nature or extent of contamination, methods of remediation required, and other actions required by governmental agencies or private parties. Cash expenditures often lag behind the period in which an accrual is recorded by a number of years.

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

       Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"). In February 1997, the Financial Accounting Standards Board issued SFAS 128, which is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 simplifies the previous standards for computing earnings per share and requires the disclosure of basic and diluted earnings per share. For the year ended September 30, 1997, the amount reported as net loss per common share is not different than that which would have been reported for basic and diluted loss per share in accordance with SFAS 128.

(3)    ACQUISITION

       On July 28, 1995, the Company acquired Doehler-Jarvis for a purchase cost aggregating approximately $107,000, including transaction costs of approximately $3,000. The acquisition was accounted for under the purchase method of accounting. The purchase costs and repayment of existing Doehler-Jarvis debt aggregated approximately $218,000, and was financed through the proceeds from the sale of $200,000 principal amount of 11 1/8% Senior Notes Due 2005 and cash on hand.

       Pro forma unaudited results of operations for the year ended September 30, 1995, assuming the acquisition had occurred on October 1, 1994, are as follows:

                                                      (In thousands of dollars
                                                        except per share data)


Sales                                                        $   855,446
Income (loss) from continuing operations before
    extraordinary item                                            (8,466)
Net loss                                                         (10,658)
  Net loss attributable to common shareholders                   (25,467)
Net loss per share
  Loss from continuing operations                                  (3.38)
  Net loss                                                   $     (3.69)


       The summary pro forma financial data do not purport to represent what the Company's results of operations would actually have been had the transaction, in fact, occurred on such date or to project the Company's results of operations at any future date or for any future period.

(4)    ESNA DISCONTINUED OPERATIONS AND MATERIAL UNCERTAINTIES

       On three separate occasions in fiscal 1994, the Company became aware that certain products of its Elastic Stop-Nut Corporation of America ("ESNA") division were not manufactured and/or tested in accordance with required specifications at its Union, New Jersey and/or Pocohontas, Arkansas facility. These fastener products were sold to the United States Government and other customers for application in the construction of aircraft engines and air frames. In connection therewith, the Company notified the Department of Defense Office of Inspector General ("DoD/OIG") and, upon request, was admitted into the Voluntary Disclosure Program of the Department of Defense (the "ESNA matter"). At September 30, 1997, the remaining accrued costs of discontinued operations, including the ESNA matter, are primarily related to legal costs, fines and penalties. The ultimate cost of disposition of the ESNA matter, as well as the required funding of such cost, is dependent upon future events, the outcomes of which are not determinable at the present time. Such outcomes could have a material effect on the Company's financial condition, results of operations and/or liquidity. If it is ultimately determined that the deviations from specifications and certifications made in connection therewith constitute violations of various statutory and regulatory provisions, the Company may, among other things, be subject to criminal prosecution, treble damages and penalties under the Civil False Claims Act or the Racketeer Influenced and Corrupt Organization Act ("RICO" ), as well as administrative sanctions, such as debarment from future government contracting. The Company is unable to determine the effect, if any, of the bankruptcy filing on the ESNA matter.

       In September 1996 the Company determined that it is not likely that the agreement entered into in May 1996 with a developer to sell the Company's ESNA facility in Union, N.J. would be successfully concluded, due to Environmental Protection Agency ("EPA") requirements necessary to bring the site up to residential standards. After considering the length of time, current market conditions and environmental cleanup costs to dispose of the facility for residential and/or industrial use, the Company determined that it was appropriate to reflect the value of the ESNA facility to the Company at a nominal net realizable value including clean up costs. As a result, the Company recorded a $7,500 charge to discontinued operations in the fourth quarter of 1996 representing the write-down of the ESNA facility, continuing carrying costs associated with the Company's ongoing participation in the Department of Defense Voluntary Disclosure Program and carrying costs of the Union, N.J. facility.

       Net assets of discontinued operations of $1,051 at September 30, 1997 reflect the estimated net realizable value of remaining assets consisting primarily of royalty receivables and are included in other non-current assets.

(5)    INVENTORIES

       Inventories at September 30 consist of the following:


                                                       1997           1996
                                                       ----           ----
Finished goods                                       $   3,530       $   3,735
Work-in-process                                         16,805          19,051
Tooling                                                 19,934          20,689
Raw materials                                           13,949          10,426
                                                      ---------       ---------
                                                     $  54,218       $  53,901
                                                      =========       =========

(6)    PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment at September 30 consists of the following:

                                                   1997              1996
                                                   ----              ----
Land                                            $   4,537        $   7,730
Buildings and improvements                         57,367           72,954
Machinery and equipment                           177,127          312,650
Furniture and fixtures                              2,011            1,961
Construction in progress                           14,799           28,139
                                                ---------        ---------
                                                  255,841          423,434
Less accumulated depreciation                     123,575          122,761
                                                ---------        ---------
                                                $ 132,266        $ 300,673
                                                =========        =========


       Depreciation expense amounted to $46,377, $42,632 and $28,955 in 1997, 1996 and 1995, respectively. See Note 13 regarding the impairment of property, plant and equipment.

(7)    INTANGIBLE ASSETS

       Intangible assets at September 30 consist of the following:

                                                     1997              1996
                                                     ----              ----
Goodwill in connection with the
 acquisition of Doehler-Jarvis (See Note 13)      $     --         $  136,379

Reorganization value (See Note 2)                    12,339            12,339
                                                  ---------        ----------
                                                     12,339           148,718

Less accumulated amortization                         7,922            21,468
                                                  ---------        ----------

                                                  $   4,417        $  127,250
                                                  =========        ==========


       Amortization expense related to goodwill and reorganization value amounted to $8,448, $15,312 and $2,986 in 1997, 1996 and 1995, respectively.
In 1995, the Company reduced reorganization value by $3,529 for the benefit realized from the utilization of tax loss carryforwards existing when "Fresh Start Reporting" was implemented. See Note 13 regarding the impairment of Doehler-Jarvis goodwill.

(8)    OTHER ASSETS

       Other assets at September 30 consist of the following:

                                  Amortization
                                     Period          1997         1996
                                    --------         ----         ----
Deferred financing costs        life of agreement  $    2,200   $   15,506
Deferred tooling                 units produced        10,291       14,339
Pension asset                          N/A             16,094        9,546
Net assets of discontinued
 operations                            N/A              1,057        1,800
Other                                  N/A              3,241        3,525
                                                   ----------   ----------
                                                       32,883       44,716
Less accumulated amortization                           9,294       11,160
                                                   ----------   ----------
                                                   $   23,589   $   33,556
                                                   ==========   ==========

       Amortization expense related to deferred financing costs amounted to $1,627, $5,136, and $1,707 in 1997, 1996 and 1995, respectively. Amortization expense related to deferred tooling amounted to $3,743, $2,578, and $1,354 in 1997, 1996 and 1995, respectively. In addition, in 1997 the Company wrote-off deferred financing costs of $10,408 related to the senior notes as reorganization costs and $1,792 relating to the financing agreement as interest expense upon the refinancing of such debt with DIP financing described in Note 9.

(9)    DIP FINANCING

       On May 8, 1997, the Company and certain of the Company's subsidiaries obtained a two-year Post-Petition Loan and Security Agreement ("DIP financing") to enable it to continue operations during the chapter 11 proceedings. The DIP financing provides for $65,000 of Term Loans and $110,000 of Revolving Credit Loans which includes a $25,000 sub-limit of credit facility principally for standby letters of credit. As collateral, the Debtors have pledged substantially all of the assets of the Debtors.

       All of the prepetition indebtedness outstanding at May 8, 1997 under the financing agreement described in Note 10 amounting to $105,044 was repaid from borrowing under the DIP financing. At September 30, 1997, the amount outstanding under the Revolving Credit Loans was $23,436 and outstanding letters of credit amounted to $12,670 (principally standby).

       The Revolving Credit Loans bear interest at the rate of 1.50% in excess of the Base Rate (Prime) and the Term Loans bear interest at the rate of 1.75% in excess of the Base Rate. The prime rate was 8.50% at September 30, 1997. The DIP Lenders also earn a fee of 2% per annum of the face amount of each standby letter of credit in addition to passing along to the borrowers all bank charges imposed on the DIP Lenders by the letter of credit issuing bank. Further, the DIP Lenders receive a line of credit fee of .5% per annum on the unutilized portion of the Revolving Line of Credit, together with certain other fees, including a $1.375 million closing fee. The Term Loans provide for quarterly payments of $3,250 beginning November 30, 1997 through February 28, 1999, with a final installment of $45,500 due on May 8, 1999. The lenders also require availability reserves of (i) $12,000 through November 30, 1997, (ii) $17,000 from and after December 1, 1997 through December 31, 1997 and (iii) $22,000 after December 31, 1997, plus, in each case, such additional amount as the Agent, in the exercise of its sole discretion, may from time to time establish. See Note 28.

       The DIP financing provides that the net proceeds from asset sales, if any, are to be utilized to prepay principal in respect of the Revolving Credit Loans to the extent such collateral was sold, and any excess proceeds shall be applied to the Term Loans. The DIP financing also provides, among other things, monthly covenants beginning May 8, 1997, with respect to EBITDA, capital expenditures and a monthly fixed charge ratio beginning October 1, 1997.

       If the DIP financing is terminated by the Company prior to May 8, 1998, an early termination fee must be paid equal to 1.0% of the aggregate amount of the DIP financing.

       The Company failed to meet the fixed charge ratio financial covenant during the months of October and November 1997 and on December 29, 1997 obtained a waiver of such default from its lenders. On December 29, 1997 the Company entered into Amendment No. 1, Waiver and Consent (the "Amendment") to Post-Petition Loan and Security Agreement with its lenders whereby the lenders from December 29, 1997 waived all defaults or events of default which have occurred prior to such date from the Companies' failure to comply with the above financial covenants. The lenders also entered into the Amendment to replace the fixed charge ratio covenant with monthly consolidated EBITDA and consolidated tangible net worth covenants commencing calculations at December 31, 1997. The Amendment requires the lenders' consent for capital expenditures in excess of $30 million for the year ending September 30, 1998.

(10)   LONG TERM DEBT AND CREDIT AGREEMENTS

       Long term debt at September 30 consists of the following:


                                              1997                   1996
                                              ----                   ----

12% Senior Notes Due 2004................  $     --             $   100,000
11 1/8% Senior Notes Due 2005............        --                 200,000
Revolving Credit Agreement...............        --                  38,834
Industrial revenue bonds.................        --                   6,200
Capital lease obligations................    14,087                  15,569
                                           --------             -----------
                                             14,087                 360,603

Less current portion.....................     1,748                   1,487
                                           --------             -----------

Long-term portion........................  $ 12,339             $   359,116
                                           ========             ===========


       On July 26, 1994, the Company consummated a public offering relating to $100,000 aggregate principal amount of the Company's 12% Senior Notes Due 2004 ("12% Notes") and on July 28, 1995, the Company consummated a private placement offering of $200,000 principal amount of 11 1/8% Senior Notes Due 2005
("11 1/8% Notes") (which were subsequently exchanged for new 11 1/8% Notes which are not subject to transfer restrictions). Both Notes were issued pursuant to indentures by and among the Company and Guarantors, which are subsidiaries of the Company, and First Union National Bank of North Carolina, as Trustee. See
Note 26 for information concerning the Guarantors and Note 1 for the classification of such debt which is in default.

       In addition, both Note Indentures require the repayment of the Notes upon the occurrence of a change in control, as defined, at a repurchase price of 101% of the principal amount thereof plus accrued and unpaid interest. The
Note Indentures limit the issuance of new debt, preferred stock, as defined, and restrict the payment of dividends, distributions from subsidiaries and the sale of assets and subsidiary stock, as defined.

       The Notes are redeemable at the option of the Company, in whole or in part, at any time after July 15, 1999 for the 12% Notes or August 1, 2000 for the 11 1/8% Notes at the various redemption prices set forth in the Indentures relating to the Notes, plus accrued interest to the date of redemption. The 12% Notes mature on July 15, 2004, and the 11 1/8% Notes on August 1, 2005. Interest on both Notes is payable semiannually. The Company discontinued accruing interest on both Notes from the date of bankruptcy.

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

       Contemporaneously with the sale of the 11 1/8% Notes, the Company and Guarantors (see Note 26) entered into a Revolving Credit Agreement, dated as of July 28, 1995 ("Chemical Agreement"), by and among the Company and Guarantors and Chemical Bank, as Agent, providing for up to $100,000 of working capital loans. Prior to entering into the Chemical Agreement, the Company terminated its existing revolving credit facility dated as of July 26, 1994. The termination of this agreement resulted in an extraordinary charge of $2,192, net of $1,200 of tax benefit, or $.32 per share. In view of the Company's operating performance, new business and cost savings programs requiring capital expenditures of $28,000 during the first nine months of 1996, and the reduction of the inventory borrowing base by $8,000, the Company determined that additional short term liquidity was necessary. On August 2, 1996, the Company borrowed $7,000 under a $10,000 short term credit facility maturing on December 31, 1996, with its then existing banks. The short term credit facility was collateralized by the Company's machinery and equipment. The interest rate was 4% over the alternate base rate as defined. The Company paid a $1,000 facility fee on August 2, 1996. The Company repaid this short term loan on September 27, 1996.

       The Company and certain of its subsidiaries entered into a financing agreement dated October 4, 1996 with the CIT Group/Business Credit, Inc. as a lender and as agent for a group of lenders. On October 4, 1996, the Company borrowed $38,273, under such financing agreement of which $30,000 was borrowed as term loans and $8,273 as revolving loans. Contemporaneously with entering such financing agreement, the Company terminated the Chemical Agreement, dated as of July 28, 1995. Proceeds from this new financing agreement were used to repay all outstanding loans under the Chemical Agreement. (See Note 9 for subsequent refinancing of this Agreement.)

       The Industrial Revenue Bonds in the amount of $6,200 plus accrued interest were paid pursuant to demand by the holder against a bank letter of credit during September 1997.

       Machinery and equipment at September 30, 1996 includes equipment held under capital leases with an acquisition cost of approximately $16,727, which arose principally through the acquisition of Doehler-Jarvis. The initial lease terms for such leases end December 2002 and September 2003. The leases are subject to renewal and the equipment under the leases may be purchased at the end of the leases at fair market value not to exceed 24% of the original cost. Substantially all such equipment was written-off as impaired (see Note 13).

       Approximate maturities of long-term debt under capital leases are as follows:

Year ending September 30:
1998..........................................................     $  2,949
1999..........................................................        3,381
2000..........................................................        3,443
2001..........................................................        3,442
2002..........................................................        3,443
Thereafter....................................................        1,363
                                                                   --------
Total.........................................................     $ 18,021
Less amounts representing interest............................        3,934
                                                                   --------
Present value of future minimum lease payments................     $ 14,087
                                                                   ========


(11)   ACCRUED EXPENSES

       Accrued expenses at September 30 are summarized as follows:


                                                   1997            1996
                                                   ----            ----

Interest......................................  $      713       $    6,353
Salaries and wages............................      13,207           12,252
Pension liabilities...........................       2,000            3,891
Workers' compensation and medical.............      13,521           11,152
Costs related to discontinued operations......       4,822            6,830
Tooling and maintenance costs.................       5,366            4,841
Environmental.................................       2,397            6,075
Post-retirement benefits......................       2,300            3,300
Reorganization costs .........................       2,944               --
Restructuring costs (see Note 13) ............      10,000               --
Other.........................................      14,965           12,255
                                                ----------       ----------
                                                $   72,235       $   66,949
                                                ==========       ==========


(12)   OTHER LIABILITIES

       Other liabilities at September 30 are summarized as follows:


                                                   1997             1996
                                                   ----             ----

Pension liabilities (see Note 19).............  $   3,495        $    3,887
Workers' compensation.........................     10,462             7,361
Environmental.................................         78             3,362
Deferred taxes................................      1,262             1,352
Tool and die replacement......................      8,027            10,008
Other.........................................      3,913                --
                                                 --------        ----------
                                                $  27,237        $   25,970
                                                =========        ==========

(13)   IMPAIRMENT OF LONG-LIVED ASSETS AND RESTRUCTURING CHARGES

       In 1997, the Company recorded the following charges:

Impairment of Doehler-Jarvis long-lived assets                       $ 266,545
Impairment of long-lived assets at two plants                           12,000
Severance payments related to two facilities scheduled for closing       3,285
Restructuring charges                                                    6,715
                                                                     ---------
                                                                     $ 288,545
                                                                     =========

       In March 1997, the Company wrote off $114,385 unamortized goodwill related to its 1995 acquisition of Doehler-Jarvis, and in July 1997 the Company announced its intention to sell this subsidiary. Based on the absence of acceptable offers to date and the projected future cash flows, in September 1997 the Company recorded an impairment charge of $152,160 related to all other long-lived Doehler-Jarvis assets.

       In February 1997, the Company announced its plans to sell its Harman Automotive subsidiary and in March 1997 recorded a charge for the impairment of Harman's long-lived assets, and certain long-lived assets of the Tiffin plant.

       While the Company is continuing its efforts to sell Harman and the major portion of its Harvard Interiors division, it presently plans to close these facilities in the second quarter of fiscal 1998 absent a sale. In September 1997, the Company reflected a restructuring charge for employee severance and plant closing costs for the Harman and Harvard Interiors facilities.

(14)   OTHER (INCOME) EXPENSE, NET

       Other (income) expense, net includes the following:


                                            1997        1996          1995
                                            ----        ----          ----

Write-down and disposal of assets no
  longer required in operations........   $ 1,931     $ 2,053      $    461
Loss on joint venture..................     2,221          --            --
Interest income........................      (106)       (220)       (2,453)
Other, net.............................     1,484        (295)          203
                                          -------     -------      --------

                                          $ 5,530     $ 1,538      $ (1,789)
                                          =======     =======      ========

(15)   INCOME TAXES

       Provision for income tax expense for continuing operations consists of the following:


                                           1997         1996         1995
                                           ----         ----         ----

Federal................................   $    --     $    --      $ 6,650 (a)
Puerto Rico............................        --          --          440
Foreign and other......................     1,204       3,196        4,476
                                          -------     -------      -------

                                          $ 1,204     $ 3,196      $11,566
                                          =======     =======      =======


--------
(a) Includes a tax allocation aggregating $6,185 for goodwill, exercise of stock options, and extraordinary item.

       Deferred income taxes result from temporary differences in the recognition of revenue and expense for tax and financial statement purposes. The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at September 30, 1997 and 1996 are as follows:

       Deferred tax assets:


                                                                  1997         1996
                                                                  ----         ----

Net operating loss carry forwards............................  $   98,533    $  72,160
Pension and postretirement benefits obligations..............      33,732       37,676
Reorganization items capitalizable for tax purposes..........       4,100        4,100
Reserves and accruals not yet recognized for tax purposes....     115,193       36,078
                                                               ----------    ---------


Total........................................................     251,558      150,014
Less valuation allowance.....................................     200,780       95,956
                                                               ----------    ---------

Total deferred tax assets....................................  $   50,778    $  54,058
                                                               ==========    =========

       The Company believes it will more likely than not be able to realize its net deferred tax assets of $50,778 by offsetting it against deferred tax liabilities related to existing temporary differences that would reverse in the carry forward period. The Company has established a valuation allowance for certain of its gross deferred tax assets which exceed such deferred tax liabilities.

       The change in the valuation allowance in 1997 and 1996 primarily represents recognition of the deferred tax asset related to reserves and accruals not yet recognized for tax purposes.

       Deferred tax liabilities:


                                                 1997           1996
                                                 ----           ----

Depreciation.................................  $ 50,322      $  54,794
Other........................................     1,718            616
                                               --------      ---------

Total deferred tax liabilities...............  $ 52,040      $  55,410
                                               ========      =========

       The net deferred tax liabilities of $1,262, and $1,352 are included in other liabilities in the consolidated balance sheets at September 30, 1997 and 1996, respectively.

       The following reconciles the statutory federal income tax expense (benefit), computed at the applicable federal tax rate, to the effective income tax expense:


                                                                   1997               1996             1995
                                                                   ----               ----             ----

Tax (benefit) expense at statutory rate ..................     $ (135,879)         $ (20,305)       $    7,238
State income taxes, net of federal benefit................            549                736               298
Benefit of Puerto Rico tax exemption......................             --                 --              (226)
Permanent differences arising in connection
 with businesses acquired or reorganization...............         42,991              3,737             1,039
Other permanent differences...............................            114                115               467
Amount for which no tax benefit is
 recognized...............................................         93,320             17,837               ---
Foreign taxes in excess of U.S. rates.....................            109                318             2,353
Other.....................................................             --                758               397
                                                               ----------          ---------         ---------

Actual tax expense from continuing operations.............     $    1,204          $   3,196         $  11,566
                                                               ==========          =========         =========



       At September 30, 1997, the Company had available net operating loss carry forwards and general business tax credits of approximately $246,000, and $1,300, respectively, for Federal income tax purposes. These carry forwards expire in the years 2002 through 2012. Carryforwards of approximately $67,000 are subject to annual utilization limitations under Internal Revenue Code
Section 382, due to the change in ownership arising from the conversion of debentures into stock of the post-confirmation Company and the acquisition of Doehler-Jarvis. The utilization of the carry forwards is limited to approximately $11,000 and $6,000 per tax year, respectively, until fully utilized. The unused portion of the Company and Doehler-Jarvis annual limitations at September 30, 1997 is approximately $37,000 and $13,000 which may be carried forward and utilized in subsequent years.

       The reorganization of the Company may have a significant impact on the income tax liability of the Company in future years. The Internal Revenue Code requires certain reductions and/or limitations in the amount of net operating loss deduction and general business credits available for utilization if a substantial change in ownership or forgiveness of debt occurs. Due to the complexity of the tax laws involved and uncertainties relating to a final plan of reorganization, the actual tax effects will not be known until such a final plan of reorganization is approved.

(16)   RELATED PARTY TRANSACTIONS

       Pursuant to a Termination, Consulting and Release Agreement, dated as of February 12, 1997 (the "Agreement"), among the Company, Vincent J. Naimoli and his affiliated corporation, the parties agreed to terminate Mr. Naimoli's management services relationship with the Company, and cancel the prior Management and Option Agreement, as amended, under which Mr. Naimoli's services had been performed as the Company's then Chairman of the Board and Chief Executive Officer, except for certain provisions of the Management and Option Agreement relating to options, registration rights and certain indemnification.

       The Agreement provides for Mr. Naimoli to receive vested benefits which had accrued prior to termination, and Mr. Naimoli agreed to act as a consultant to the Company for three years after termination. In the second quarter of 1997, the Company charged selling, general and administrative expense in excess of $3,000 for all of the fees and benefits related to the Agreement.

       On June 19, 1997, the Company applied to the Court for an Order to authorize the rejection of the Agreement, and on July 16, 1997, Mr. Naimoli filed an objection to the Company's motion. The matter is currently pending in the Court.

       Under the Agreement, existing stock options and certain other retirement benefits would continue to be available.

       Mr. Naimoli, beneficially owned, through Anchor Industries International, Inc., an affiliated corporation of Mr. Namoli, 2,800.28 shares of the common stock and 413.9987 shares of the preferred stock of Doehler-Jarvis (representing 13.4% and 2.6%, respectively, of the shares of common stock and preferred stock of Doehler-Jarvis outstanding immediately prior to the acquisition). In addition, Mr. Naimoli directly owned $300 principal amount of 11 7/8% Notes and, through Anchor, indirectly owned $500 principal amount of 11 7/8% Notes of Doehler-Jarvis immediately prior to the acquisition. Anchor then received approximately $11,700 in the aggregate in exchange for its equity ownership in Doehler-Jarvis. In connection with a tender offer by the Company for the 11 7/8% Notes of Doehler-Jarvis, Mr. Naimoli and Anchor received approximately $875 in the aggregate in consideration of their consent to the amendments to the 11 7/8% Notes Indenture and tender of their 11 7/8% Notes, plus accrued interest to the date of repurchase.

       As of September 30, 1997, Mr. Naimoli and members of his immediate family and affiliated entities beneficially own an aggregate of $2,525 principal amount of the Company's 12% Notes due July 15, 2004 and $50 principal amount of the Company's 11 1/8% Notes due August 1, 2005.

       Mr. Naimoli is a stockholder of Nice and Easy Travel & Co.,
Inc. ("Nice and Easy"), a travel agency, which agreed to act as exclusive travel agent and to arrange travel services in such capacity for the Company and its employees and representatives, beginning in December 1994. Nice and Easy presently occupies approximately 375 square feet of office space on a rent-free basis. The Agreement provides that the Company is to utilize the services of Nice and Easy for one year following termination, and thereafter so long as Nice and Easy is competitive. It has been agreed that with respect to travel services rendered to the Company by Nice and Easy, the latter rebates to the Company five percent through February 10, 1995 and three percent thereafter of annual billings to the Company for travel business. During the years ended September 30, 1997, 1996 and 1995, Nice and Easy billed the
Company, $2,100, $1,130, and $994, respectively, for travel services and rebated $28, $34 and $31 to the Company in 1997, 1996 and 1995, respectively. Additionally, Nice and Easy has not paid approximately $30 in rebates for 1997.

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

       The Company paid in 1997 to The Blackstone Group, L.P., an investment banking firm of which Mr. Hoffman, a Director of the Company, is a partner, $54 for expenses and $75 as an upfront fee for additional advice rendered in structuring alternatives to enhance shareholder value and agreed to pay designated success fees in the event such alternatives are effected and consummated successfully. The Company also paid $1,941 in 1995 for financial advice rendered in developing the Company's bid for Doehler-Jarvis.

       Directors who are not employees of the Company receive compensation at the rate of $25 per annum plus $1 for attendance at each meeting of the Company's Board of Directors and $1 for each meeting of the Audit Committee and Compensation Committee they attend. During 1997, 25% or more of such amounts was paid in common stock of the Company. The issuance of common stock for director's services ceased in September 1997. Officers are not separately compensated for serving as Directors of the Company.

(17)   COMMITMENTS AND CONTINGENT LIABILITIES

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

       Under arrangements between the Company and the Atlantic Richfield Company, ("ARCO"), the current owner of the Site, each has accepted that it is a Principal Responsible Party ("PRP") with respect to the Site, but the Company maintains that under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") its responsibility is limited to waste actually produced and deposited on the Site during its period of ownership (1965-1971). Al71). Although it is not possible to definitively determine the Company's ultimate exposure, management believes that the Company's obligations will likely be limited to those accepted under the settlement agreement with ARCO described below. Such settlement was based upon an allocated percentage of total anticipated remediation costs, which as alleged by ARCO, will aggregate approximately $19,000 to $21,500. On
January 16, 1995, the Company and ARCO entered into a settlement agreement which calls for the Company to pay

ARCO $6,250 as its share of up to $25,000 of the cleanup and other environmental costs at the Site in twenty equal quarterly installments which commenced January 1, 1995, including interest of 9% beginning on that date. However, due to the current bankruptcy proceedings, payments have been suspended pending direction from the Court. In return for this payment, ARCO has assumed responsibility for cleanup activities at the Site and is obligated to indemnify the Company for any environmental claims below the cap. If the cleanup costs exceed $25,000, the parties will be in the same position as if the litigation was not settled.

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

       Motorola, West Company and Harman completed construction of the EPA remedy pursuant to a cost-sharing arrangement. As of September 30, 1997, Harman's remaining share of costs incurred by the other two PRPs pursuant to this cost-sharing arrangement is approximately $280, including reimbursement of the other two PRPs for the construction cost of the treatment system. Due to the current bankruptcy proceedings payments have been suspended pending direction from the Court.

       Effective June 30, 1993, the PRPs reached a settlement among themselves. Harman, together with Motorola and West Company, completed the agreed-upon work for the first phase of administrative proceedings, as outlined above, which included final construction and initial testing of the cleanup system. In addition, Harman, Motorola and West Company each agreed to pay General Electric the sum of $800 in return for General Electric's agreement to assume liability for, and indemnify and hold Harman and the others harmless against, EPA's cost recovery claim, to undertake operation and maintenance of the cleanup system, to construct, operate and maintain any other proposed system that may be required by EPA, and to conduct any further work required concerning further phases of work at the Vega Alta Site. Harman's settlement payment to General Electric was being made in 20 equal quarterly installments, which commenced in January 1995, with 9% interest per annum. However, due to the current bankruptcy proceedings, payments have been suspended pending direction from the Court. Harman, West Company and Motorola retained liability for any cleanup activities that may in the future be required by EPA at their respective facilities due to their own actions, for toxic tort claims and for natural resource damage claims.

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

       On August 25, 1997, the Company was notified by the Michigan Department of Environmental Quality ("MDEQ") that it is a responsible person as defined in the Michigan Natural Resources and Environmental Protection Act. MDEQ has orally indicated that it will be seeking reimbursement from Hayes-Albion with regard to its facility in Jackson, Michigan. The future investigation, remediation and oversight costs are unknown at this time.

       By letter dated June 4, 1996, the American Littoral Society ("ALS"), a public interest group operated through the Environmental Law Clinic of the Widener University School of Law, sent a notice letter to the Company pursuant to the Clean Water Act threatening suit based on past and anticipated future discharges to the Schuykill River in excess of the limits established in the National Pollutant Discharge Elimination System permit ("NPDES") for the Pottstown, Pennsylvania plant. Doehler-Jarvis' Pottstown plant has been and is currently operating under an expired but still effective NPDES permit. The plant's wastewater treatment system (or use "equipment") is not capable of achieving routine compliance with certain discharge limitations, including limits for phenol, oil, grease and total dissolved solids. The Pottstown plant has been attempting to solve this problem by arranging to convey its effluent to the Pottstown Public Owned Treatment Works ("Pottstown POTW"). In March 1997, the Company entered into a consent decree with ALS whereby the Pottstown plant is required to construct a wastewater recycling system by December 31, 1997. In addition, the Company agreed to pay a civil penalty of $1,000 and $125 penalty from a parallel consent decree. The Company has met its construction schedule but the $1,125 in penalties has not been paid but are prepetition liabilities.

       As of September 30, 1997, and in addition to the above matters, the Company has received information requests, or notifications from EPA, state agencies, and private parties alleging that the Company is a PRP pursuant to the provisions of CERCLA or analogous state laws; or is currently participating in the remedial investigation or closure activities at 23 other sites. In accordance with the Company's policies and based on consultation with legal counsel, the Company has provided environmental related accruals of $8,700 as of September 30, 1997, of which approximately $6,000 is reflected in the caption "Liabilities subject to compromise." Furthermore, the Company does not expect to use a material amount of funds for capital expenditures related to currently existing environmental matters. Various environmental matters are currently being litigated, however, and potential insurance recoveries, other than those noted, are unknown at this time.

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

(18)   LEASES

       Rent expense under operating leases, consists of the following:

                                   1997           1996           1995
                                   ----           ----           ----

Rent expense .................   $ 5,624        $ 3,340        $ 2,033


       The following is a schedule of future annual minimum rental payments, principally for machinery and equipment required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of September 30, 1996.

YEARS ENDING SEPTEMBER 30
-------------------------
1998....................................................       $  6,807
1999....................................................          5,312
2000....................................................          2,176
2001....................................................          1,846
2002....................................................          1,299
Thereafter..............................................            215


(19)   RETIREMENT PLANS

       The Company sponsors various defined benefit pension and savings (principally 401(k)) plans covering substantially all employees. Expense under these plans amounted to $3,619 in 1997, $4,355 in 1996, and $4,255 in 1995.
The Company annually contributes to the pension plans amounts that are actuarially determined to provide the plans with sufficient assets to meet future benefit payment requirements. The Company contributes to the savings plans amounts that are directly related to employee contributions.

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

       In addition, the Company participates in several multi-employer pension plans for the benefit of certain union members. The Company's contributions to these plans amounted to $459 in 1997, $500 in 1996, and $588 in 1995. Under the Multi-Employer Pension Plan Amendments Act of 1980, if the Company were to withdraw from these plans or if the plans were to be terminated, the Company would be liable for a portion of any unfunded plan benefits that might exist. Information with respect to the amount of this potential liability is not available.

       Pension expense for all of the Company's defined benefit pension plans consists of the following:

                                                 1997       1996        1995
                                                 ----       ----        ----

Benefits earned..............................  $  2,823   $  2,865    $  2,315
Interest on projected benefit obligations....     8,790      8,445       7,068
Actual return on assets......................   (17,378)    (8,315)     (9,025)
Net amortization and deferral................     8,318        557       3,186
                                               --------   --------    --------

                                               $  2,553   $  3,552    $  3,544
                                               ========   ========    ========


       The following summarizes at September 30, the funded status of the defined benefit plans that the Company sponsors and the related amounts recognized in the Company's consolidated balance sheets together with the assumptions utilized.

                                                                  1997                                    1996
                                                    ---------------------------------     ------------------------------------
                                                    Assets Exceed        Accumulated      Assets Exceed           Accumulated
                                                     Accumulated           Benefits        Accumulated              Benefits
                                                       Benefits         Exceed Assets        Benefits            Exceed Assets
                                                       --------         -------------        --------            -------------

Actuarial present value of accumulated
 benefit obligations:
   Vested...................................        $      92,835        $     15,902      $      74,873         $      22,061
   Non-vested...............................                4,525               2,257              3,482                 3,301
                                                    -------------        ------------      -------------         -------------

   Accumulated benefit obligations..........               97,360              18,159             78,355                25,362
   Effects of salary progression............                3,949                  86              3,113                   104
                                                    -------------        ------------      -------------         -------------

   Projected benefit obligations............              101,309              18,245             81,468                25,466
                                                    -------------        ------------      -------------         -------------
Plan assets:
   Stocks...................................               59,075               5,649             36,284                 8,189
   Bonds....................................               39,195               2,784             34,694                 5,743
   Other....................................               11,185               4,054             12,242                 3,860
                                                    -------------        ------------      -------------         -------------
                                                          109,455              12,487             83,220                17,792
                                                    -------------        ------------      -------------         -------------
Plan assets over (under) projected
 benefit obligations........................                8,146              (5,758)             1,752                (7,674)
Minimum liability recognized................                   --              (3,684)                --                (1,933)
Net loss not recognized.....................                7,566               3,715              7,456                 1,575
Prior service cost..........................                  362                  55                338                   254
                                                    -------------        ------------      -------------         -------------

Pension assets (liability) recognized.......        $      16,074         $    (5,672)      $      9,546         $      (7,778)
                                                    =============        ============      =============         =============


Assumptions used:
    Discount rate...........................                 8.0%                8.0%               8.5%                  8.5%
    Rate of return on assets................                 9.5%                9.5%               9.5%            8.5 - 9.5%
    Salary progression rate.................                 4.0%                5.0%               4.0%                  5.0%

       The Company entered into a Settlement Agreement (the "Settlement Agreement"), dated as of July 26, 1994, with the Pension Benefit Guaranty Corporation (the "PBGC") pursuant to which the Company agreed to make contributions to certain of its underfunded pension plans. These contributions were in addition to the minimum statutory funding requirements with respect to such plans. Pursuant to the Settlement Agreement, the Company made additional contributions to its underfunded pension plans in an amount aggregating $6,000 on August 2, 1994 and $1,500 quarterly thereafter through September 30, 1997. The Settlement Agreement, among other things, includes a covenant restricting the Company's ability to redeem the PIK Preferred Stock and a covenant not to create or suffer to exist a lien upon any of its assets to secure both the 12% and 11 1/8% Senior Notes unless contemporaneously therewith effective provision is made to equally and ratably secure the Company's potential "unfunded benefit liabilities" (as defined in Section 4001(a)(18) of the Employee Retirement Income Security Act).

(20)   POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

       Certain of the Company's subsidiaries provide postretirement health care and life insurance benefits for all salaried and for hourly retirees of certain of its plants. The obligation, as of September 30, 1997 and 1996 was determined by utilizing a discount rate of 8.0% and 8.5%, respectively, and a graded medical trend rate projected at annual rates ranging ratably from 7% and 10% in 1997 to 4.5% through the year 2000.

       Since the Company does not fund postretirement benefit plans, there are no plan assets. Net periodic postretirement benefit cost (benefit) at September 30 is comprised of the following:

                                                              1997               1996          1995
                                                              ----               ----          ----
Service cost..........................................     $   1,593          $    1,595    $    1,009
Interest on accumulated postretirement benefit
 obligation...........................................         6,955               7,196         5,724
Net amortization and deferral.........................          (959)               (493)           --
Curtailment gains.....................................        (8,249)                 --            --
                                                           ---------          ----------     ---------

                                                           $    (660)         $    8,298     $   6,733
                                                           =========          ==========     =========


         During the fourth quarter of 1997, the Company recorded curtailment gains to reflect the curtailment of medical benefits at one plant and for all active salaried employees of Doehler-Jarvis, which was recorded as a reduction in cost of sales.

       The accumulated postretirement benefit obligation at September 30, 1997 and 1996 consisted of the following:

                                                            1997        1996
                                                            ----        ----

Retirees................................................ $ 44,153     $ 38,547
Fully eligible active plan participants.................   17,056       21,305
Other active plan participants..........................   17,224       30,745
                                                         --------     --------

Accumulated postretirement benefit obligation...........   78,433       90,597
Unrecognized net gain...................................   20,796       13,167
                                                         --------     --------

Accrued postretirement benefit cost.....................   99,229      103,764
Included in accrued expenses............................    2,300        3,300
                                                         --------     --------

Non-current postretirement benefit obligations.......... $ 96,929     $100,464
                                                         ========     ========


       The effect of a 1% annual increase in the assumed cost trend rates discussed above would increase the accumulated postretirement obligation at September 30, 1997 by approximately $10,172, and would increase the aggregate of the service and interest cost components by approximately $1,246.

(21)   PAY-IN-KIND EXCHANGEABLE PREFERRED STOCK

       Under its Certificate of Incorporation, the PIK Preferred Stock on liquidation, winding up and dissolution ranks senior to Common Stock and has a liquidation preference of $25.00 per share, plus accrued and unpaid dividends, before any distribution or payment is made to the holders of Common Stock. There are 12,000,000 shares authorized and 4,609,987 shares issued and outstanding in both 1997 and 1996, respectively.

       The PIK Preferred Stock holders are entitled to cumulative dividends at the rate per annum of $3.5625 per share, payable at the Company's option in cash or in additional shares of PIK Preferred Stock at the rate of 0.1425 share of PIK Preferred Stock for each share of PIK Preferred Stock outstanding. See Note 9 for restriction on paying cash dividends.

       The Company did not pay the annual dividend on PIK Preferred Stock in 1997 and ceased accruing such dividend effective May 8, 1997 (see Note 1). On September 30, 1996, the Company paid the annual dividend on PIK Preferred Stock by issuing 574,987 additional shares of PIK Preferred Stock. The Company recorded an increase of $14,844 in 1996 in its PIK Preferred Stock and a corresponding deduction in additional paid-in-capital to recognize such dividend and the accretion of the related difference between the fair value of such stock at August 23, 1992 and redemption value. During 1997, the Company also recorded $10,142 for unpaid dividends and related accretion.

       On September 30, 1994, the Company redeemed an aggregate of $10,000 (400,000 shares) of the PIK Preferred Stock and on June 30, 1995, the Company redeemed 542,209 shares of PIK Preferred Stock which together with accrued dividends aggregated $15,000.

       On November 16, 1998, the Company is required to redeem all shares of PIK Preferred Stock outstanding at the liquidation preference price which is estimated to be $151,000. If the Company fails to redeem the PIK Preferred Stock on such date, or otherwise fails to pay a dividend payment, then the number of directors constituting the Board shall be increased by two (2) and the outstanding shares of PIK Preferred Stock shall vote as a class, with each share entitled to one vote, to elect two (2) Directors to fill such newly created directorships so long as such failure continues. Due to such mandatory redemption requirements, the PIK Preferred Stock is not reflected as part of common shareholders' equity. Such stock was valued at fair value as of August 23, 1992, including the fair value of accrued dividends from October 1, 1991. Such carrying value has been increased by a periodic accretion between fair value and redemption value. The status of the PIK Preferred Stock and any redemption requirements under the Company's Chapter 11 filing is presently unknown.

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

       The Company may, at its option, at any time, exchange for all of its issued and outstanding shares of PIK Preferred Stock, the Company's 14 1/4% Subordinated Notes due November 16, 1998, if such securities are issued by the Company. Holders thereof will be entitled to receive $25 principal amount of Notes for each share of PIK Preferred Stock held by them at the time of exchange and each share of PIK Preferred Stock accrued as a dividend on such shares of PIK Preferred Stock on the date of exchange, up to but not including the date of exchange.

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

(22)   PREFERRED STOCK

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

       There are no present plans for issuance of any shares of preferred stock. When and if any shares of preferred stock are issued, certain rights of the holders thereof may affect the rights of the holders of the Common Stock and PIK Preferred Stock. See Note 21 for restrictions upon the issuance of shares of preferred stock so long as shares of PIK Preferred Stock are outstanding.

       On October 18, 1994, the Board of Directors of the Company adopted a Shareholder Rights Plan (the "Plan") which contemplates the issuance of preferred stock purchase rights to the holders of the Company's Common Stock of record as of October 21, 1994. As a result, there are 500,000 shares of Series A, Junior Preferred Stock, par value $.01 per share, authorized.

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

       In addition, if after any person or group has become a 15 percent-or-more shareholder, the Company is involved in a merger or other business combination with another person in which the Company does not survive, or in which the Common Stock is changed or exchanged, or the Company sells 50 percent or more of its assets or earning power to another person, each Right will then entitle its holder to purchase, at the Right's then-current price, common stock of such other person having a value equal to twice the Right's price.

       In the event of a tender or exchange offer for all outstanding shares of the Company that is approved by a majority of the Board's independent Directors, those not affiliated with any 15 percent-or-more shareholder, the provision relating to 15 percent-or-more beneficial ownership of the Company's shares will not apply.

       The Company will, generally, be entitled to redeem the Rights for $0.01 per Right at any time until 10 days, subject to extension, following a public announcement that a 15 percent position has been acquired. The Preferred Stock Purchase Rights have been registered with the Securities and Exchange Commission on Form 8-A.

(23)   COMMON STOCK

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

(24)   STOCK OPTIONS

       On January 19, 1994, the Board of Directors approved Stock Option Plans, and on August 4, 1994 approved certain modifications thereto, which provides for up to 400,000 shares of the Company's Common Stock to be granted to members of the Board of Directors (other than the Company's Chairman and Chief Executive Officer) and key employees. Options under both plans were granted at the fair market value on the date of grants and have an exercise period of ten years. Options under the Director's plan vest 100% at the date of grant while the key employee's plan become exercisable at 25% or 33 1/3% per year after a one-year waiting period.

       In addition, pursuant to the prior Management and Option Agreement dated as of August 16, 1993, Anchor was granted options to purchase 652,096 shares of Common Stock, of which 496,278 were exercisable immediately at an exercise price as set by the Board of Directors on October 27, 1993 of $6.00 per share, and an additional 155,818 became exercisable on August 16, 1994 at an exercise price of $13.75. The option price per share in respect of the additional shares was the average market price per shares of Common Stock for the five most recent days immediately prior to August 16, 1994.

       Additionally on August 4, 1994, the Board of Directors granted to Anchor options to purchase 17,000 shares of Common Stock which became exercisable immediately at $13.75 per share and in accordance with such amendment to the above Management and Option Agreement, granted Anchor an aggregate of 300,000 additional stock options to purchase 300,000 shares of Common Stock at $14.00 per share, which become exercisable as follows: 100,000 -- 8/16/95; 100,000 -- 8/16/96; 100,000 -- 8/16/97. Such options are exercisable if closing price of the Company's Common Stock equals or exceeds $20.00 per share for 15 of 30 trading days prior to August 16, 1995 for the first 100,000 options; and $30.00 and $40.00 per share for any 30 trading days subsequent to August 16, 1995 and 1996, respectively, and prior to August 16, 1996 and August 16, 1997, respectively. On August 16, 1995 such condition was met and the first 100,000 options became exercisable. No options became exercisable during 1996 and 1997. On August 16, 2002 any options outstanding will be exercisable without regard to the per share price of Common Stock if Anchor is continuing to provide services to the Company at such date.

       A summary of the Company's stock option activity is as follows:

                                                            OPTION SHARES


                                    Key                                                               Exercise Price
                                 Employees        Directors          Anchor           Total          Range-Per Share
                                 ---------        ---------          ------           -----          ---------------
Balance 9/30/94.............          202,500           20,000           969,096       1,191,596   $6.00 to $16.125
Granted 1995................            1,000            8,000               ---           9,000   $16.00 to $17.25
Exercised...................            1,500              ---           400,000         401,500   $6.00 to $8.00
Cancelled...................              750              ---               ---             750   $8.00
                                  -----------   --------------     -------------   -------------
Balance 9/30/95.............          201,250           28,000           569,096         798,346   $6.00 to $17.25
Granted 1996................           75,800            8,000               ---          83,800   $11.25 to $28.00
Exercised...................           19,450              ---               ---          19,450   $8.00
Cancelled...................           71,250              ---               ---          71,250   $8.00 to $28.00
                                  -----------   --------------     -------------   -------------
Balance 9/30/96.............          186,350           36,000           569,096         791,446   $6.00 to $28.00
Granted 1997................           68,500            8,000               ---          76,500   $.8125 to $8.00
Exercised...................              ---              ---               ---             ---
Cancelled...................           31,375              ---               ---          31,375   $8.00 to $28.00
                                  -----------   --------------     -------------   -------------
Balance 9/30/97.............          223,475           44,000           569,096         836,571   $.8125 to $28.00


Exercisable at
  September 30:
   1995.....................           50,125           28,000           369,096         447,221   $6.00 to $17.25
   1996.....................           77,800           34,000           369,096         480,896   $6.00 to $28.00
   1997.....................          108,200           44,000           369,096         519,296   $6.00 to $28.00

       The Company has elected to continue to measure compensation cost for its stock option plans using the intrinsic value based method of accounting. No pro forma disclosure of net loss is presented since it is immaterial.

(25)   FAIR VALUE OF FINANCIAL STATEMENTS

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

       The estimated fair value of the Company's financial instruments at September 30, 1997 are as follows:

                                               Carrying           Fair
                                                Amount            Value
                                                ------            -----
Cash and cash equivalents                      $  9,212         $   9,212
Accounts receivable                              76,190            76,190
Accounts payable                                 32,267            32,267
DIP financing (including current portion)        87,471            87,471
Senior notes                                    309,728           114,000
Long-term debt (including current portion)       14,087            14,087
PIK preferred stock                             124,637             6,339


(26)   GUARANTOR SUBSIDIARIES

       Both the 12% Notes and the 11 1/8% Notes are guaranteed on a senior unsecured basis, pursuant to guaranties (the "Guaranties") by all of the Company's wholly-owned direct and certain of its wholly-owned indirect domestic subsidiaries (the "Guarantors"). Both Notes are unconditionally guarantied, jointly and severally, on a senior unsecured basis, by each of the Guarantors under such Guarantor's guaranty (a "Guaranty"). Each Guaranty by a Guarantor is limited in amount to an amount not to exceed the maximum amount that can be guarantied by that Guarantor without rendering the Guaranty, as it relates to such Guarantor, voidable under applicable law relating to fraudulent conveyance or fraudulent transfer. As such, a Guaranty could be effectively subordinated to all other indebtedness (including guarantees and other contingent liabilities) of the applicable Guarantor, and, depending on the amount of such indebtedness, a Guarantor's liability on its Guaranty could be reduced to zero. The Company conducts all of its automotive business through and derives virtually all of its income from its subsidiaries. Therefore, the Company's ability to make required principal and interest payments with respect to the Company's indebtedness (including the Notes) and other obligations depends on the earnings of its subsidiaries and on its ability to receive funds from its subsidiaries through dividends or other payments. The ability of its subsidiaries to pay such dividends or make payments on intercompany indebtedness or otherwise will be subject to applicable state laws.

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

       The following condensed consolidating information presents:

       1. Condensed balance sheets as of September 30, 1997 and 1996 and condensed statements of operations and cash flows for the years ended September 30, 1997, 1996 and 1995.

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

       5. The Parent Company, pursuant to the terms of an interest bearing note with Guarantor Subsidiaries, has included in their allocation of expenses, interest expense of $14,377, $14,078, and $5,679 for the years ended September 30, 1997, 1996 and 1995, respectively.

       The Company believes that providing the following condensed consolidating information is of material interest to investors in the Notes and has not presented separate financial statements for each of the Guarantors, because it was deemed that such financial statements would not provide the investor with any material additional information.

                           HARVARD INDUSTRIES, INC.
                            (DEBTOR-IN-POSSESSION)
                          CONSOLIDATING BALANCE SHEET
                              SEPTEMBER 30, 1997
                           (IN THOUSANDS OF DOLLARS)

                                                     Combined      Combined
                                       Parent       Guarantor     Non-Guarantor
                                      Company       Subsidiaries  Subsidiaries   Eliminations  Consolidated
                                     ----------     ------------  -------------  ------------  ------------
ASSETS
Current assets:
 Cash and cash equivalents.........  $   3,324       $    5,376     $      512     $      --     $    9,212
 Accounts receivable, net..........      2,795           71,355          2,040            --         76,190
 Inventories.......................      2,475           50,662          1,081            --         54,218
 Prepaid expenses and other current
  assets...........................      1,698            5,904             --            --          7,602
                                     ---------       ----------     ----------     ---------     ----------
  Total current assets.............     10,292          133,297          3,633            --        147,222
Investment in Subsidiaries.........    (48,751)          12,138             --        36,613             --
Property, plant and equipment, net.      3,878          119,164          9,224            --        132,266
Intangible assets, net.............         --            4,417             --            --          4,417
Intercompany receivables...........    240,542          276,424          9,483      (526,449)            --
Other assets.......................     20,164            3,425             --            --         23,589
                                     ---------       ----------     ----------     ---------     ----------
                                     $ 226,125       $  548,865     $   22,340     $(489,836)    $  307,494
                                     =========       ==========     ==========     =========     ==========
LIABILITIES AND SHAREHOLDERS'
 EQUITY (DEFICIENCY)
Current liabilities:
 Current portion of DIP loans......  $     867       $   35,569     $       --     $      --     $   36,436
 Current portion of long-term debt.         --            1,748             --            --          1,748
 Accounts payable..................        228           30,214          1,825            --         32,267
 Accrued expenses..................     16,088           55,959            188            --         72,235
 Income taxes payable..............     (1,751)           1,246          2,945            --          2,440
                                     ---------       ----------     ----------     ---------     ----------
   Total current liabilities.......     15,432          124,736          4,958            --        145,126
Liabilities subject to compromise(a)   317,508           79,742             69            --        397,319
DIP loans..........................        705           50,330             --            --         51,035
Long-term debt.....................                      12,339             --            --         12,339
Postretirement benefits other than
 pensions..........................         --           96,929             --            --         96,929
Intercompany payables..............    311,955          210,284          4,210      (526,449)            --
Other..............................      3,016           23,256            965            --         27,237
                                     ---------       ----------     ----------     ---------     ----------
   Total liabilities...............    648,616          597,616         10,202      (526,449)       729,985
                                     ---------       ----------     ----------     ---------     ----------
PIK Preferred......................    124,637               --             --            --        124,637
                                     ---------       ----------     ----------     ---------     ----------

Shareholders' equity (deficiency):
 Common stock and additional
  paid-in-capital..................     32,204           73,054             10       (73,064)        32,204
 Additional minimum pension
  liability........................     (3,665)          (3,659)            --         3,659         (3,665)
 Foreign currency translation
  adjustment.......................     (1,930)          (1,930)        (1,930)        3,860         (1,930)
 Retained earnings (deficiency)....   (573,737)        (116,216)        14,058       102,158       (573,737)
                                     ---------       ----------     ----------     ---------     ----------
  Total shareholders' equity
   (deficiency)....................   (547,128)         (48,751)        12,138        36,613       (547,128)
                                     ---------       ----------     ----------     ---------     ----------
                                     $ 226,125       $  548,865     $   22,340     $(489,836)    $  307,494
                                     =========       ==========     ==========     =========     ==========

     (a) Includes $309,728 senior notes payable and accrued interest which are subject to the guaranty of the combined guarantor subsidiaries.

                           HARVARD INDUSTRIES, INC.
                          CONSOLIDATING BALANCE SHEET
                              SEPTEMBER 30, 1996
                           (IN THOUSANDS OF DOLLARS)

                                                      Combined        Combined
                                        Parent        Guarantor     Non-Guarantor
                                        Company      Subsidiaries   Subsidiaries   Eliminations  Consolidated
                                       ---------     ------------   -------------  ------------  ------------
ASSETS
Current assets:
 Cash and cash equivalents...........  $  (1,655)     $    4,367     $    (1,605)   $      --     $    1,107
 Accounts receivable, net............      5,925          88,124           5,532           --         99,581
 Inventories.........................      5,056          46,312           2,533           --         53,901
 Prepaid expenses and other current
  assets.............................        372           1,265              --           --          1,637
                                       ---------      ----------     -----------    ---------     ----------
   Total current assets..............      9,698         140,068           6,460           --        156,226
Investment in Subsidiaries...........    296,822          41,877              --     (338,699)            --
Property, plant and equipment, net...      4,747         286,575           9,351           --        300,673
Intangible assets, net...............         --         127,250              --           --        127,250
Intercompany receivables.............    394,988         222,486          16,134     (633,608)            --
Other assets.........................     25,428           8,092              36           --         33,556
                                       ---------      ----------     -----------    ---------     ----------
                                       $ 731,683      $  826,348     $    31,981    $(972,307)    $  617,705
                                       =========      ==========     ===========    =========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  (DEFICIENCY)
Current liabilities:
 Current portion of long-term debt...  $      --      $    1,487     $        --    $      --     $    1,487
 Accounts payable....................      3,711          81,975           3,387           --         89,073
 Accrued expenses....................     19,947          47,002              --           --         66,949
 Income taxes payable................          5           1,169           4,701           --          5,875
                                       ---------      ----------     -----------    ---------     ----------
    Total current liabilities........     23,663         131,633           8,088           --        163,384
Long-term debt.......................    300,445          58,671              --           --        359,116
Postretirement benefits other than
  pensions...........................         --         101,464              --           --        101,464
Intercompany payables................    435,038         217,523         (18,953)    (633,608)            --
Other................................      3,766          20,235             969           --         24,970
                                       ---------      ----------     -----------    ---------     ----------
    Total liabilities................    762,912         529,526          (9,896)    (633,608)       648,934
                                       ---------      ----------     -----------    ---------     ----------
PIK Preferred........................    114,495              --              --           --        114,495
                                       ---------      ----------     -----------    ---------     ----------

Shareholders' equity (deficiency):
 Common stock and additional
  paid-in-capital....................     42,315          73,054             135      (73,189)        42,315
 Additional minimum pension liability     (1,767)         (1,767)             --        1,767         (1,767)
 Foreign currency translation
  adjustment.........................     (1,964)         (1,952)         (1,952)       3,904         (1,964)
 Retained earnings (deficiency)......   (184,308)        227,487          43,694     (271,181)      (184,308)
                                       ---------      ----------     -----------    ---------     ----------

    Total shareholders' equity
      (deficiency)...................   (145,724)        296,822          41,877     (338,699)      (145,724)
                                       ---------      ----------     -----------    ---------     ----------
                                       $ 731,683      $  826,348     $    31,981    $(972,307)    $  617,705
                                       =========      ==========     ===========    =========     ==========

                           HARVARD INDUSTRIES, INC.
                            (DEBTOR-IN-POSSESSION)
                 CONSOLIDATING INCOME STATEMENTS OF OPERATIONS
                         YEAR ENDED SEPTEMBER 30, 1997
                           (IN THOUSANDS OF DOLLARS)

                                                      Combined        Combined
                                        Parent        Guarantor     Non-Guarantor
                                        Company      Subsidiaries   Subsidiaries   Elimination   Consolidated
                                       ---------     ------------   -------------  -----------   ------------
Sales................................  $  19,733      $  763,459     $    27,577    $      --     $  810,769
                                       ---------      ----------     -----------    ---------     ----------

Costs and expenses:
 Cost of sales.......................     20,380         751,489          25,905           --        797,774
 Selling, general and administrative.     13,921          31,901              --           --         45,822
 Interest expense....................     24,093          12,378             188           --         36,659
 Amortization of goodwill............         --           8,448              --           --          8,448
 Other (income) expense, net.........        853           4,656              21           --          5,530
 Impairment of long-lived assets and
  restructuring costs................      1,000         287,545              --           --        288,545
 Equity in (income) loss of
  subsidiaries.......................    354,293             337              --     (354,630)            --
 Allocated expenses..................    (21,600)         20,160           1,440           --             --
                                       ---------      ----------     -----------    ---------     ----------
    Total costs and expenses.........    392,940       1,116,914          27,554     (354,630)     1,182,778
                                       ---------      ----------     -----------    ---------     ----------

Income (loss) before income taxes and
  reorganization items...............   (373,207)       (353,455)             23      354,630       (372,009)

Reorganization items.................     16,222              (6)             --           --         16,216
                                       ---------      ----------     -----------    ---------     ----------

Income (loss) before income taxes....   (389,429)       (353,449)             23      354,630       (388,225)

Provision for income taxes...........         --             844             360           --          1,204
                                       ---------      ----------     -----------    ---------     ----------

  Net loss...........................  $(389,429)     $ (354,293)    $      (337)   $ 354,630     $ (389,429)
                                       =========      ==========     ===========    =========     ==========

                           HARVARD INDUSTRIES, INC.
                 CONSOLIDATING INCOME STATEMENTS OF OPERATIONS
                         YEAR ENDED SEPTEMBER 30, 1996
                           (IN THOUSANDS OF DOLLARS)

                                                      Combined        Combined
                                        Parent        Guarantor     Non-Guarantor
                                        Company      Subsidiaries   Subsidiaries   Elimination   Consolidated
                                       ---------     ------------   -------------  -----------   ------------
Sales................................  $  33,360      $  765,455     $    26,022    $      --     $  824,837
                                       ---------      ----------     -----------    ---------     ----------

Costs and expenses:
 Cost of sales.......................     20,073         733,510          22,558           --        776,141
 Selling, general and administrative.     10,668          32,186               4           --         42,858
 Interest expense....................     41,478           5,526              --           --         47,004
 Amortization of goodwill............         --          15,312              --           --         15,312
 Other (income) expense, net.........      1,536           1,347          (1,345)          --          1,538
 Equity in (income) loss of
  subsidiaries.......................     41,137          (2,278)             --      (38,859)            --
 Allocated expenses..................    (21,078)         19,857           1,221           --             --
                                       ---------      ----------     -----------    ---------     ----------
    Total costs and expenses.........     93,814         805,460          22,438      (38,859)       882,853
                                       ---------      ----------     -----------    ---------     ----------

Income (loss) before provision for
  income taxes.......................    (60,454)        (40,005)          3,584       38,859        (58,016)
Provision for income taxes...........        758           1,132           1,306           --          3,196
                                       ---------      ----------     -----------    ---------     ----------
Income (loss) from continuing
  operations.........................    (61,212)        (41,137)             78       38,859        (61,212)

Loss from discontinued operations....     (7,500)             --              --           --         (7,500)
                                       ---------      ----------     -----------    ---------     ----------

Net income (loss)....................  $ (68,712)     $  (41,137)    $     2,278    $  38,859     $  (68,712)
                                       =========      ==========     ===========    =========     ==========

                           HARVARD INDUSTRIES, INC.
                 CONSOLIDATING INCOME STATEMENTS OF OPERATIONS
                         YEAR ENDED SEPTEMBER 30, 1995
                           (IN THOUSANDS OF DOLLARS)

                                                       Combined      Combined
                                        Parent         Guarantor   Non-Guarantor
                                        Company      Subsidiaries  Subsidiaries   Elimination   Consolidated
                                       ---------     ------------  -------------  -----------   ------------

Sales................................  $  31,796      $  568,264    $    31,772     $     --     $  631,832
Intercompany sales...................         --              --          8,570       (8,570)            --
                                       ---------      ----------    -----------     --------     ----------
    Total sales......................     31,796         568,264         40,342       (8,570)       631,832
                                       ---------      ----------    -----------     --------     ----------

Costs and expenses:
 Cost of sales.......................     28,342         504,655         32,913       (8,570)       557,340
 Selling, general and administrative.     11,811          21,226             --           --         33,037
 Interest expense....................     17,473           2,097              9           --         19,579
 Amortization of goodwill............         --           2,986             --           --          2,986
 Other (income) expense, net.........     (1,630)            238           (397)          --         (1,789)
 Equity in (income) loss of
  subsidiaries.......................    (15,981)         (1,864)            --       17,845             --
 Allocated expenses..................    (14,332)         12,879          1,453           --             --
                                       ---------      ----------    -----------     --------     ----------
   Total costs and expenses..........     25,683         542,217         33,978        9,275        611,153
                                       ---------      ----------    -----------     --------     ----------

Income (loss) before income taxes....      6,113          26,047          6,364      (17,845)        20,679
Provision for income taxes...........     (3,000)         10,066          4,500           --         11,566
                                       ---------      ----------    -----------     --------     ----------
Income (loss) from continuing
  operations before extraordinary
  item...............................      9,113          15,981          1,864      (17,845)         9,113

Loss from discontinued operations....         --              --             28          (28)            --
                                       ---------      ----------    -----------     --------     ----------

Income (loss) before extraordinary
  item...............................      9,113          15,981          1,892      (17,873)         9,113

Extraordinary item - early
  extinguishnent of debt (net of
  income tax benefit of $1,200)......     (2,192)             --             --           --         (2,192)
                                       ---------      ----------     ----------     --------     ----------

  Net income (loss)..................  $   6,921      $   15,981     $    1,892     $(17,873)    $    6,921
                                       ==========     ==========     ==========     ========     ==========

                           HARVARD INDUSTRIES, INC.
                            (DEBTOR-IN-POSSESSION)
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                         YEAR ENDED SEPTEMBER 30, 1997
                           (IN THOUSANDS OF DOLLARS)

                                                                    Combined        Combined
                                                       Parent       Guarantor     Non-Guarantor
                                                      Company      Subsidiaries   Subsidiaries    Elimination   Consolidated
                                                     ---------     ------------   -------------   -----------   ------------
Cash flows related to operating activities:
  Loss from continuing operations before
    reorganization items............................ $(373,207)     $ (354,299)    $      (337)   $   354,630    $ (373,213)
  Add back (deduct) items not affecting
   cash and cash equivalents:
    Equity in (income) loss of subsidiaries.........   354,293             337              --       (354,630)           --
    Depreciation and amortization...................     2,595          56,144           1,447             --        60,186
    Impairment of long-lived assets and restructuring
     costs..........................................     1,000         287,545              --             --       288,545
    Loss on disposition of property, plant and
     equipment and property held for sale...........        48           1,883              --             --         1,931
    Postretirement benefits.........................        --          (4,138)             --             --        (4,138)
    Write-off of deferred debt expense..............     1,792              --              --             --         1,792
    Senior notes interest accrued prior to chapter 11,
     not paid.......................................     9,728              --              --             --         9,728
Changes in operating assets and liabilities:
    Accounts receivable.............................     3,130          16,176           3,492             --        22,798
    Inventories.....................................     2,581         (11,258)          1,452             --        (7,225)
    Other current assets............................    (1,326)         (4,639)             --             --        (5,965)
    Accounts payable................................    (3,483)        (51,761)         (1,562)            --       (56,806)
    Accounts payable prepetition....................     1,618          79,742              69             --        81,429
    Accrued expenses and income taxes payable.......    (6,229)         (2,457)         (1,568)            --       (10,254)
    Other noncurrent liabilities....................     3,775           3,158              --             --         6,933
                                                     ---------      ----------     -----------    -----------    ----------

Net cash provided by (used in) continuing operations
   before reorganization items......................    (3,685)         16,433           2,993             --        15,741

Net cash used by reorganization items...............    (2,870)              6              --             --        (2,864)
                                                     ---------      ----------     -----------    -----------    ----------

Net cash provided by (used in) continuing operations    (6,555)         16,439           2,993             --        12,877
                                                     ---------      ----------     -----------    -----------    ----------

Cash flows related to investing activities:
  Acquisition of property, plant and equipment......      (147)        (35,116)         (1,309)            --       (36,572)
  Cash flows related to net assets of discountinued
   operations.......................................       713              --              --             --           713
  Proceeds from disposition of property,
   plant and equipment..............................        --           1,703              --             --         1,703
  Net change in other noncurrent accounts...........    (1,716)           (159)             43             --        (1,832)
                                                     ---------      ----------     -----------    -----------    ----------

Net cash used in investing activities...............    (1,150)        (33,572)         (1,266)            --       (35,988)
                                                     ---------      ----------     -----------    -----------    ----------

Cash flows related to financing activities:
  Deferred DIP financing costs......................    (2,200)             --              --             --        (2,200)
  Net payments under financing / credit agreement...      (445)        (38,389)             --             --       (38,834)
  Net borrowings under DIP financing agreement......     1,572          85,899              --             --        87,471
  Proceeds from sale of stock / exercise of stock
   options..........................................        31              --              --             --            31
  Repayments of long-term debt......................        --          (7,682)             --             --        (7,682)
  Pension fund payment pursuant to PBGC settlement
   agreement........................................    (6,000)             --              --             --        (6,000)
  Payment of EPA settlements........................    (1,053)           (517)             --             --        (1,570)
  Net changes in intercompany balances..............    20,779         (21,169)            390             --            --
                                                     ---------      ----------     -----------    -----------    ----------

Net cash provided by financing activities...........    12,684          18,142             390             --        31,216
                                                     ---------      ----------     -----------    -----------    ----------

Net increase (decrease) in cash and cash equivalents     4,979           1,009           2,117             --         8,105

Cash and cash equivalents:
  Beginning of period...............................    (1,655)          4,367          (1,605)            --         1,107
                                                     ---------      ----------     -----------    -----------    ----------

  End of period..................................... $   3,324      $    5,376     $       512    $        --    $    9,212
                                                     =========      ==========     ===========    ===========    ==========

                           HARVARD INDUSTRIES, INC.
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                         YEAR ENDED SEPTEMBER 30, 1996
                           (IN THOUSANDS OF DOLLARS)

                                                                    Combined        Combined
                                                       Parent       Guarantor     Non-Guarantor
                                                      Company      Subsidiaries   Subsidiaries    Elimination   Consolidated
                                                     ---------     ------------   -------------   -----------   ------------
Cash flows related to operating activities:
  Income (loss) from continuing operations ......... $ (61,212)     $  (41,137)    $     2,278    $    38,859    $  (61,212)
  Add back (deduct) items not affecting
   cash and cash equivalents:
    Equity in (income) loss of subsidiaries.........    41,137          (2,278)             --        (38,859)           --
    Depreciation and amortization...................     6,204          58,446           1,008             --        65,658
    Loss on disposition of property, plant and
     equipment and property held for sale...........        --           2,053              --             --         2,053
    Postretirement benefits.........................        --           5,822              --             --         5,822
Changes in operating assets and liabilities:
    Accounts receivable.............................       213           1,465           1,455             --         3,133
    Inventories.....................................       248           8,245          (1,381)            --         7,112
    Other current assets............................       (31)           (192)              1             --          (222)
    Accounts payable................................       438           9,886            (953)            --         9,371
    Accrued expenses and income taxes payable.......    (6,103)        (25,714)          1,362             11       (30,444)
    Other noncurrent liabilities....................        --             819              --             --           819
                                                     ---------      ----------     -----------    -----------    ----------

Net cash provided by (used in) operations...........   (19,106)         17,415           3,770             11         2,090
                                                     ---------      ----------     -----------    -----------    ----------

Cash flows related to investing activities:
  Acquisition of property, plant and equipment......      (291)        (35,474)         (4,813)            --       (40,578)
  Cash flows related to discontinued operations.....    (3,332)             --              --             --        (3,332)
  Proceeds from disposition of property,
   plant and equipment..............................        --             909              --             --           909
  Net change in other noncurrent accounts...........    (5,802)          3,260          (2,857)           176        (5,223)
                                                     ---------      ----------     -----------    -----------    ----------

Net cash provided by (used in) investing activities.    (9,425)        (31,305)         (7,670)           176       (48,224)
                                                     ---------      ----------     -----------    -----------    ----------

Cash flows related to financing activities:
  Proceeds from exercise of stock options...........       190              --              --             --           190
  Net borrowings under credit agreement.............       445          38,389              --             --        38,834
  Repayments of long-term debt......................       (31)         (3,001)             --             --        (3,032)
  Pension fund payments pursuant to PBGC settlement
   agreement........................................    (6,000)             --              --             --        (6,000)
  Payment of EPA settlements........................    (2,090)           (586)             --             --        (2,676)
  Intercompany dividends............................        --           5,683          (5,683)            --            --
  Net changes in intercompany balances..............    15,717         (20,048)          4,487           (156)           --
                                                     ---------      ----------     -----------    -----------    ----------

Net cash provided by (used in) financing activities.     8,231          20,437          (1,196)          (156)       27,316
                                                     ---------      ----------     -----------    -----------    ----------

Net increase (decrease) in cash and cash equivalents   (20,300)          6,547          (5,096)            31       (18,818)

Cash and cash equivalents:
  Beginning of period...............................    18,645          (2,180)          3,491            (31)       19,925
                                                     ---------      ----------     -----------    -----------    ----------

  End of period..................................... $  (1,655)     $    4,367     $    (1,605)   $        --    $    1,107
                                                     =========      ==========     ===========    ===========    ==========

                           HARVARD INDUSTRIES, INC.
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                         YEAR ENDED SEPTEMBER 30, 1995
                           (IN THOUSANDS OF DOLLARS)

                                                                    Combined        Combined
                                                       Parent       Guarantor     Non-Guarantor
                                                      Company      Subsidiaries   Subsidiaries    Elimination   Consolidated
                                                     ---------     ------------   -------------   -----------   ------------
Cash flows related to operating activities:
  Net income (loss) from continuing operations
   before extraordinary item........................ $   9,113      $   15,981     $     1,864    $   (17,845)   $    9,113
  Add back (deduct) items not affecting
   cash and cash equivalents:
    Income tax allocation charge....................     2,722           3,529              --             --         6,251
    Equity in (income) loss of subsidiaries.........   (15,981)         (1,864)             --         17,845            --
    Depreciation and amortization...................     2,698          31,114           1,044             --        34,856
    Disposition of property, plant and
     equipment and property held for sale...........        (1)            419              43             --           461
    Postretirement benefits.........................        --           4,373              --             --         4,373
Changes in operating assets and liabilities:
    Accounts receivable.............................    (1,883)         (8,830)            848             --        (9,865)
    Inventories.....................................      (502)            450             932             --           880
    Other current assets............................     1,430             283              (1)            --         1,712
    Accounts payable................................     1,341           2,535          (2,180)            --         1,696
    Accrued expenses and income taxes payable.......   (11,315)         (4,186)         (6,467)            14       (21,954)
    Other noncurrent liabilities....................      (331)           (271)         (1,870)            --        (2,472)
                                                     ---------      ----------     -----------    -----------    ----------

Net cash provided by (used in) operations...........   (12,709)         43,533          (5,787)            14        25,051
                                                     ---------      ----------     -----------    -----------    ----------

Cash flows related to investing activities:
  Acquisition of property, plant and equipment......      (232)        (20,996)           (852)            --       (22,080)
  Proceeds to date from sale of discontinued
   operations.......................................     5,029              --             602           (602)        5,029
  Proceeds from disposition of property,
   plant and equipment..............................         2           1,178              79             --         1,259
  Acquisition of Doehler-Jarvis, including
   refinancing, net of cash acquired................  (210,231)             --              --             --      (210,231)
  Net change in other noncurrent accounts...........     6,289          (8,988)          1,282            671          (746)
                                                     ---------      ----------     -----------    -----------    ----------

Net cash provided by (used in) investing activities.  (199,143)        (28,806)          1,111             69      (226,769)
                                                     ---------      ----------     -----------    -----------    ----------

Cash flows related to financing activities:
  Proceeds from Senior Notes Offering...............   200,000              --              --             --       200,000
  Issuance cost of Senior Notes and Revolving
   Credit Facility..................................   (11,804)             --              --             --       (11,804)
  Redemption of PIK preferred stock.................   (15,000)             --              --             --       (15,000)
  Proceeds from exercise of stock options...........     2,419              --                                        2,419
  Repayments of long-term debt......................    (1,147)         (4,673)             --             --        (5,820)
  Pension fund payment pursuant to PBGC settlement
   agreement........................................        --          (6,000)             --             --        (6,000)
  Payment of EPA settlements........................    (1,884)           (535)            (93)            --        (2,512)
  Net changes in intercompany balances..............    53,695         (60,116)          6,421             --            --
                                                     ---------      ----------     -----------    -----------    ----------

Net cash provided by (used in) financing activities.   226,279         (71,324)          6,328             --       161,283
                                                     ---------      ----------     -----------    -----------    ----------

Net increase (decrease) in cash and cash equivalents    14,427         (56,597)          1,652             83       (40,435)

Cash and cash equivalents:
  Beginning of period...............................     4,218          54,417           1,839           (114)       60,360
                                                     ---------      ----------     -----------    -----------    ----------

  End of period..................................... $  18,645      $   (2,180)    $     3,491    $       (31)   $   19,925
                                                     =========      ==========     ===========    ===========    ==========

(27)   QUARTERLY FINANCIAL DATA (UNAUDITED)
       (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


Fiscal 1997
Quarters ended                                             Dec. 31             Mar. 31            June 30          Sept. 30
--------------                                             -------             -------            -------          --------
Sales..............................................      $  187,261          $  209,226         $ 217,914         $  196,368
Gross (loss) profit ...............................          (3,201)               (746)            6,305             10,637
                                                         ----------          ----------         ---------         ----------

       Net loss....................................      $  (30,168)         $ (168,154)        $ (28,291)        $ (162,816) (b)
                                                         ==========          ==========         =========         ==========

Primary per common and common
 equivalent share (c)


       Net Loss....................................      $    (4.90)         $   (24.57) (d)    $   (4.27)        $   (23.17) (e)
                                                         ==========          ==========         =========         ==========


Cash dividends paid................................      $       --          $       --         $      --         $       --
                                                         ==========          ==========         =========         ==========

Fiscal 1996
Quarters ended
--------------

Sales..............................................      $  210,536          $  200,821      $   222,300          $  191,180
Gross profit.......................................          22,186               4,395           14,025               8,090
(Loss) income
  Continuing operations............................          (1,724)            (20,962)         (11,097)            (27,429) (g)
  Discontinued operations..........................             ---                  --               --              (7,500)
                                                         ----------          ----------      -----------          ----------


      Net (loss) income ...........................      $   (1,724)         $  (20,962)     $   (11,097)         $  (34,929)
                                                         ==========          ==========      ===========          ==========

Primary per common and common
 equivalent share (a)
(Loss) income from continuing operations...........      $    (0.78)         $   ( 3.53)     $     (2.12)         $    (4.45)
(Loss) income from discontinued
  operations.......................................              --                  --               --               (1.07)
                                                         ----------          ----------      -----------          ----------

      Net (loss) income ...........................      $    (0.78)         $    (3.53)     $     (2.12)         $    (5.52)
                                                         ==========          ==========      ===========          ==========

Cash dividends paid................................      $       --          $       --      $        --          $       --
                                                         ==========          ==========      ===========          ==========

------------
(a) Year-to-date earnings per share do not equal the sum of the quarterly earnings per share.
(b)    Includes curtailment gains of $8,249.
(c) Fully diluted earnings per share are the same as primary earnings per share.
(d)    Includes an impairment charge of $134,987.  See Note 13.
(e)    Includes an impairment and restructuring charge of $153,558.  See
       Note 13.
(f) Includes a charge of $4,636 of additional amortization of goodwill related to Doehler-Jarvis. See Note 2.

(28)   SUBSEQUENT EVENTS (UNAUDITED)

       In November 1997, the Company sold the Material Handling division of its Kingston-Warren subsidiary for approximately $18,000 of gross proceeds. Proceeds of $7,840 were applied to the scheduled quarterly payments of $3,250 (November 30, 1997 and February 28, 1998 and $1,340 was applied to the May 31, 1998 payment), and $7,840 was applied to the final installment due May 1999. The balance of the proceeds were used for working capital purposes. The transaction resulted in a gain on sale of approximately $11,400 in the first quarter of 1998.

       In November 1997, the Company entered into an agreement to sell its land and building related to the Harvard Interiors Furniture Division located in St. Louis, Missouri, for $2,700. A closing is anticipated by early
January 1998. Of the proceeds, $1,910 will be applied to the May 31, 1998 quarterly term principal payment and the balance to the August 1998 quarterly term loan payment.

       Subsequent to September 30, 1997, management plans to wind down existing operations at its Doehler-Jarvis Toledo, Inc. subsidiary or otherwise sell or dispose of that facility and to maintain the operations of its remaining Doehler-Jarvis facilities located at Greeneville, Tennessee and Pottstown, Pennsylvania. Both Ford and General Motors are negotiating with the Company to defray certain expenses and assume certain obligations in connection with the wind down of the Toledo facility. The Company is unable to estimate its costs associated with this wind down.

       Condensed operating data of Harman, Interiors, Material Handling and Toledo being wound down or disposed of are as follows:




                                        1997      1996
                                        ----      ----
Sales                                $215,868   $251,442
Gross profit (loss)                   (14,952)    12,312
Impairment of long-lived assets       101,025       --

       The Company has been in negotiations with certain of its creditors to obtain a $25,000 subordinated term loan, for a period maturing not later than the date on which there is consummated a plan of reorganization for the Company under Chapter 11. The proceeds of the term loan are intended to be applied to reduce outstanding indebtedness under the Company's revolving credit loan pursuant to the DIP Financing Agreement, thereby permitting the Company to increase its liquidity under the revolving credit loan. Although the term loan plan remains in negotiations, there has been an agreement in principle to pay $2,500 of facility and funding fees, and for the loan to bear interest at a rate per annum equal to the greater of 13% or the highest per annum interest rate for term and revolving credit loans under the DIP Financing Agreement plus 3%. The new term loan obligation will be subordinate to the liens under the DIP Financing Agreement and will be collateralized by all assets previously pledged to the lender under the DIP Financing Agreement. Also see Note 9.

      In December 1997, the Company announced the appointment of Roger Pollazzi as Chief Operating Officer and the relocation of its corporate headquarters from Tampa, Florida to Lebanon, New Jersey. The Company currently estimates that relocation costs will approximate $1,500, related primarily to severance and lease termination fees. Such costs will be reflected in the first quarter of fiscal 1998.