Form 10-K/A
period 1997-09-30
HARVARD INDUSTRIES INC
filed 1998-01-07
CIK 46012

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

Securities rgistered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share             Over the Counter Bulletin
                                                            Board Market

Pay-In-Kind Exchangeable Preferred                 Over the Counter Bulletin
Stock, par value $.01 per share                             Board Market

     Indicate by check mark whether the Registrant (1) has file all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     The aggregate market value of Registrant's voting stock held by nonaffiliates of Registrant, as of December 15, 1997, was $4,299,240 based on the average bid and asked prices of the Common Stock in the Over the Counter Bulletin Board Market on such date.

     The number of shares outstanding of Registrant's Common Stock, as of December 15, 1997, was 7,026,437.

                      ------------------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

Item 14 of Part IV of the Form 10-K of Harvard Industries, Inc. for the fiscal year ended September 30, 1997 is hereby supplemented to include Section (a)(3) as stated below:

(a) (3) EXHIBITS

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

4.1 Indenture dated as of July 28, 1995 (including the form of 11% Senior Note Due 2005) among the Company, the Guarantors named herein and First Union National Bank of North Carolina as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed under date of August 11, 1995 (Commission File No. 0-21362)).

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

4.10 Specimen 11 1/8% Senior Note Due 2005 of the Registrant (incorporated by reference to Exhibit 4.11 to the Registrant's Registration Statement on Form S-1 (Commission File
              No. 33-96376)).

10.1 Post-Petition Loan and Security Agreement dated as of May 8, 1997 among the Registrant and certain of its subsidiaries and The CIT Group/Business Credit, Inc. and the other lenders therein specified (incorporated by reference to Exhibit 10.3, to the Registrant's Form 10-Q/A for the quarter ended March 31, 1997 filed under date of May 13, 1997 (Commission File No. 0-21362).

10.2 Amendment No. 1, Waiver and Consent, dated December 29, 1997 among the Registrant and certain of its subsidiaries and The CIT Group/Business Credit, Inc. and the other lenders therein specified.

10.3 Settlement Agreement dated as of July 26, 1994, by and among the Registrant and certain of its subsidiaries and the PBGC (incorporated in reference to Exhibit 10.13 to the Registrant's Form 8-K filed under date of July 26, 1994 (Commission File No. 0-21362)).

10.4 Registration Rights Agreement, dated as of August 16, 1993, between Anchor Industries International, Inc. and the Registrant (incorporated by reference to Exhibit 10.7 to the Registrant's Form S-1 (Commission File No. 33-76430)).

10.5 First Amendment to Registration Rights Agreement, dated as of August 16, 1994, by and between Anchor Industries International, Inc. and the Registrant (incorporated by reference to Exhibit
              10.5 to the Registrant's Form S-1 (Commission File No.
              33-96376)).

10.6 Forms of Severance Agreement between the Registrant and certain executive officers of the Registrant.

10.6(i)       Form of Severance Agreement between the Registrant and
              Richard Dawson.

10.6(ii) Form of Severance Agreement between the Registrant and Joseph J. Gagliardi.

10.6(iii)     Form of Severance Agreement between the Registrant and
              Roger L. Burtraw.

10.7 Harvard Capital Accumulation Plan, as amended and restated (incorporated by reference to Exhibit 4.9 to Registrant's Post-Effective Amendment No. 1 to Form S-8 (Commission File No. 33-90166)).

10.8 Harvard Industries, Inc. Stock Option Plan, as amended and restated, effective September 1, 1996 (incorporated by reference to Exhibit 4.9 to Registrant's Post-Effective Amendment No. 1 to Form S-8 (Commission File No. 33-90166)).

10.9          USLCC Financing Agreement (incorporated by reference to Exhibit
              10.1 to the Registration Statement on Form S-1 of Doehler-Jarvis, Inc. (File No. 33-77032)).

10.10 USLCC Loan Agreement (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of Doehler-Jarvis, Inc. (File No. 33-77032)).

10.11 USLCC Lease Agreement (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of Doehler-Jarvis, Inc. (File No. 33-77032)).

10.12 Harvard Industries, Inc. Nonqualified ERISA Excess Benefit Plan (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (File No. 33-96376)).

10.13 Harvard Industries, Inc. Nonqualified Additional Credited Service Plan (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (File No. 33-96376)).

10.14 Access and Occupancy Agreements, dated March 1997, among General Motors Corporation and Doehler-Jarvis Greeneville, Inc. and Doehler-Jarvis, Inc. (incorporated by reference to Exhibit 10.30 to Form 10-Q of Registrant for the quarter ended March 31, 1997 (File No. 0-21362))

10.15 Accommodation Agreement, dated March 1997, among General Motors Corporation, Harvard Industries, Inc., Doehler-Jarvis Greeneville, Inc. and Doehler-Jarvis, Inc. (incorporated by reference to Exhibit 10.31 to Form 10-Q of Registrant for the quarter ended March 31, 1997 (File No. 0-21362))

12.1 Statement regarding computation of ratio of earnings to fixed charges and dividends on preferred stock for the Company for the three years ended September 30, 1996.

22            List of subsidiaries of Company.

23.1          Consent of Price Waterhouse LLP.

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

Price Waterhouse LLP
Tampa, Florida
December 29, 1997

(b) Reports on Form 8-K

              Reports on Form 8-K were filed with the Securities and Exchange Commission during the final quarter of the fiscal year ended September 30, 1997, as follows:

              None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                            HARVARD INDUSTRIES, INC.

Date: January 6, 1997                       By: /s/ Arnold M. Sheidlower
                                                ----------------------------
                                                Arnold M. Sheildower
                                                Vice President and Secretary