Form 10-Q
period 1997-12-31
HARVARD INDUSTRIES INC
filed 1998-02-13
CIK 46012

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY , 1998

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                   FORM 10-Q
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997
                                       OR

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

                                                    (908) 437-4100
              (Registrant's telephone number, including area code)


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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
THE NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK, AS OF FEBRUARY 1, 1998, WAS 7,026,437.


===============================================================================

                            HARVARD INDUSTRIES, INC.
                                     INDEX

PART I.       FINANCIAL INFORMATION:                                                                      PAGE

Item 1.  Financial Statements:

Consolidated Balance Sheets
         December 31, 1997 (Unaudited) and September 30, 1997 (Audited).....................................2

Consolidated Statements of Operations (Unaudited)
         Three Months Ended December 31, 1997 and 1996......................................................3

Consolidated Statements of Cash Flows (Unaudited)
         Three Months Ended December 31, 1997 and 1996......................................................4

Notes to Consolidated Financial Statements - (Unaudited)....................................................5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations........................................................................................16

PART II. OTHER INFORMATION:

Item 5.  Other Information.................................................................................20

Item 6.  Exhibits and Reports on Form 8-K..................................................................21

SIGNATURES.................................................................................................22

                           HARVARD INDUSTRIES, INC.
                            (DEBTOR-IN-POSSESSION)
                          CONSOLIDATED BALANCE SHEETS
                   DECEMBER 31, 1997 AND SEPTEMBER 30, 1997
                           (In thousands of dollars)

                                                          December 31,  September 30,
                                                             1997          1997
ASSETS                                                    (Unaudited)    (Audited)
                                                         ------------  ------------
  Current assets:
    Cash and cash equivalents........................    $    6,695    $    9,212
    Accounts receivable, net.........................        71,967        76,190
    Inventories......................................        46,966        54,218
    Prepaid expenses and other current assets........         8,836         7,602
                                                         ----------    ----------
      Total current assets...........................       134,464       147,222

  Property, plant and equipment, net.................       125,051       132,266
  Intangible assets, net.............................         4,021         4,417
  Other assets, net..................................        24,245        23,589
                                                         ----------    ----------
                                                         $  287,781    $  307,494
                                                         ==========    ==========
LIABILITIES AND SHAREHOLDERS' DEFICIENCY

  Current liabilities:
    Current portion of Debtor-in-possession (DIP)
     loans...........................................    $   19,409    $   36,436
    Current portion of long term debt................         1,913         1,748
    Accounts payable.................................        32,407        32,267
    Accrued expenses.................................        83,189        72,235
    Income taxes payable.............................         2,906         2,440
                                                         ----------    ----------
      Total current liabilities......................       139,824       145,126

  Liabilities subject to compromise..................       397,020       397,319
  DIP loans..........................................        40,428        51,035
  Long-term debt.....................................        11,783        12,339
  Postretirement benefits other than pensions........        98,404        96,929
  Other .............................................        28,780        27,237
                                                         ----------    ----------
      Total liabilities..............................       716,239       729,985
                                                         ----------    ----------
  14 1/4% Pay-In-Kind Exchangeable Preferred Stock,
    (Includes  $10,142 of undeclared accrued dividends)     124,637       124,637
                                                         ----------    ----------
  Shareholders' deficiency:
    Common Stock, $.01 par value; 15,000,000 shares
      authorized shares issued and outstanding:
      7,026,437 at December 31, 1997 and at
      September 30, 1997.............................            70            70
    Additional paid-in capital.......................        32,134        32,134
    Additional  minimum pension liability............        (3,665)       (3,665)
    Foreign currency translation adjustment..........        (2,378)       (1,930)
    Accumulated deficit..............................      (579,256)     (573,737)
                                                         ----------    ----------
      Total shareholders' deficiency.................      (553,095)     (547,128)
                                                         ----------    ----------
  Commitments and contingent liabilities.............

                                                         $  287,781    $  307,494
                                                         ==========    ==========

    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                           HARVARD INDUSTRIES, INC.
                            (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
          (In thousands of dollars, except share and per share data)



                                                           1997       1996
                                                        --------   --------
 Sales..............................................  $  197,052 $  187,261
                                                        --------   --------
 Costs and expenses:
   Cost of sales....................................     191,722    190,462
   Selling, general and administrative..............       9,835     10,205
   Interest expense (contractual interest
    of $ 12,758 in 1997)............................       3,853     12,188
   Restructuring charges............................       5,000          -
   Gain on sale of operation........................     (11,354)         -
   Amortization of goodwill.........................         396      3,828
   Other (income) expense, net......................           8        258
                                                        --------   --------
     Total costs and expenses.......................     199,460    216,941
                                                        --------   --------

 Loss before reorganization items and income taxes..      (2,408)   (29,680)
 Reorganization items...............................       2,942          -
                                                        --------   --------
 Loss before income taxes...........................      (5,350)   (29,680)
                                                        --------   --------
 Provision for income taxes.........................         169        488
                                                        --------   --------
 Net loss...........................................  $   (5,519)$  (30,168)
                                                        ========   ========

 PIK preferred dividends and accretion (contractual
   amount for the three months ended
   December 31, 1997 was $4,763)....................  $        - $    4,224
                                                        ========   ========
 Net loss attributable to common shareholders.......  $   (5,519)$  (34,392)
                                                        ========   ========

   Loss per common share............................  $    (0.79)$    (4.90)
                                                        ========   ========

   Weighted average number of common shares
    outstanding.....................................   7,026,437  7,015,093
                                                       =========  =========










   See accompanying Notes to Consolidated Financial Statements (Unaudited).

                           HARVARD INDUSTRIES, INC.
                            (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                           (In thousands of dollars)

                                                                       1997      1996
                                                                    --------  ---------
 Cash flows related to operating activities:
   Loss from continuing operations before reorganization items....  $ (2,577) $(30,168)
   Add back (deduct) items not affecting cash and cash equivalents:
     Depreciation and amortization................................     8,108    17,236
     Gain on sale of operation....................................   (11,354)        -
     Loss on disposition of property, plant and equipment.........        15       308
     Postretirement benefits......................................     1,475     1,666
   Changes in operating assets and liabilities of continuing
     operations net of effects of divestitures and
     reorganization items:
     Accounts receivable..........................................       878    18,788
     Inventories..................................................     5,882    (6,855)
     Other current assets.........................................    (1,234)     (181)
     Accounts payable.............................................       (27)  (15,590)
     Accrued expenses and income taxes payable....................     5,881     3,857
     Other noncurrent liabilities.................................     2,602     1,101
                                                                     -------  --------
   Net cash provided by (used in) continuing operations before
     reorganization items.........................................     9,649    (9,838)

   Net cash used by reorganization items..........................    (2,445)        -
                                                                     -------  --------
   Net cash provided by (used in) continuing operations...........     7,204    (9,838)
                                                                     -------  --------
 Cash flows related to investing activities:
   Acquisition of property, plant and equipment...................    (1,354)   (9,910)
   Net proceeds from sale of operation............................    16,391         -
   Proceeds from disposition of property, plant and equipment.....         -         3
   Net change in other noncurrent accounts........................    (1,697)   (1,084)
                                                                     -------  --------
   Net cash provided by (used in) investing activities............    13,340   (10,991)
                                                                     -------  --------

 Cash flows related to financing activities:
   Net borrowings (repayments) under DIP financing agreement......   (27,634)   23,529
   Advance payment from customer..................................     5,000         -
   Proceeds from sale of stock and exercise of stock options......         -        12
   Repayments of long-term debt...................................      (391)     (392)
   Pension fund payments pursuant to PBGC settlement agreement....         -    (1,500)
   Payment of EPA settlements.....................................       (36)     (610)
                                                                     -------  --------
   Net cash provided by (used in) financing activities............   (23,061)   21,039
                                                                     -------  --------
 Net increase (decrease) in cash and cash equivalents.............    (2,517)      210

 Beginning of period..............................................     9,212     1,107
                                                                     -------  --------
 End of period....................................................  $  6,695  $  1,317
                                                                    ========  ========

   See accompanying Notes to Consolidated Financial Statements (Unaudited).

                            HARVARD INDUSTRIES, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996
                                  (UNAUDITED)
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)


NOTE 1

         The interim consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the periods presented. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 1997 included in the Company's Annual Report on Form 10-K.

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

         The Debtors have received approval from the Court to pay or otherwise honor certain pre-petition obligations including certain employee wages, salaries and other compensation, employee benefits, reimbursable employee expenses and certain workers' compensation claims, as well as to continue pre-petition customer practices with respect to warranties, refunds and return policies. All proofs of claim were required to be filed against the Debtors by February 9, 1998 or be forever barred from assertion.

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

         The Company discontinued accruing interest on its 12% and 11 1/8% Notes (aggregating $300,000 of principal amount) and dividends on the PIK Preferred stock since the date of filing bankruptcy.

NOTE 3
         In November 1997, the Company sold the Material Handling division of its Kingston-Warren subsidiary for approximately $18,000 of gross proceeds. Proceeds of $7,840 were applied to the scheduled DIP term loans quarterly payments of $3,250 (November 30, 1997 and February 28, 1998 and $1,340 was applied to the May 31, 1998 payment), and $7,840 was applied to the final installment due May 1999. The balance of the proceeds was used to reduce the DIP revolving facility. The transaction resulted in a gain on sale of approximately $11,400 in the first quarter of 1998.

         In January 1998, the Company sold its land and building related to the Harvard Interiors Furniture Division located in St. Louis, Missouri, for $2,275. Of the proceeds, $450 was applied to the May 31, 1998 DIP quarterly term loan principal payment, $450 was applied to the May 8, 1999 payment and the balance to reduce the DIP revolving facility.

         Management plans to wind-down existing operations at its Doehler-Jarvis Toledo, Inc. subsidiary or otherwise sell or dispose of the Toledo, Ohio facility, and to maintain the operations of its remaining Doehler-Jarvis facilities located at Greeneville, Tennessee and Pottstown, Pennsylvania. Both Ford and General Motors are negotiating with the Company to defray certain expenses and assume certain obligations in connection with the wind-down of the Toledo facility. The Company is unable to estimate its costs associated with this wind-down as the method of wind-down and related costs will be determined on completion of negotiations with the two major customers. One of the major customers provided the Company with an advance payment of $5,000 to be applied against cash operating losses.

         Condensed operating data of operations disposed or being disposed of (Harman, Interiors, Material Handling and the Toledo facility) is as follows:

         The Company is also negotiating for the sale of a plant of its Hayes-Albion subsidiary.

                                                       THREE MONTHS ENDED
                                                          DECEMBER 31,
                                              --------------------------------------
                                                    1997                  1996
                                              ------------------     ---------------

Sales......................................   $    46,508            $  55,071
Gross profit (loss)........................       ( 2,256)              (3,116)

NOTE 4
         On three separate occasions in fiscal 1994, the Company became aware that certain products of its ESNA division were not manufactured and/or tested in accordance with required specifications at its Union, New Jersey and/or Pocohontas, Arkansas facility. These fastener products were sold to the United States Government and other customers for application in the construction of aircraft engines and air frames. In connection therewith, the Company notified the Department of Defense Office of Inspector General ("DoD/OIG") and, upon request, was admitted into the Voluntary Disclosure Program of the Department of Defense (the "ESNA matter"). At December 31, 1997, the remaining accrued costs of discontinued operations, including the ESNA matter, are primarily related to legal costs, fines and penalties. The ultimate cost of disposition of the ESNA matter, as well as the required funding of such cost, is dependent upon future events, the outcomes of which are not determinable at the present time. Such outcomes could have a material effect on the Company's financial condition, results of operations and/or liquidity. If it is ultimately determined that the deviations from specifications and certifications made in connection therewith constitute violations of various statutory and regulatory provisions, the Company may, among other things, be subject to criminal prosecution, treble damages and penalties under the Civil False Claims Act or the Racketeer Influenced and Corrupt Organization Act ("RICO"), as well as administrative sanctions, such as debarment from future government contracting. The Company is unable to determine the effect, if any, of the bankruptcy filing on the ESNA matter.

NOTE 5

         The Company failed to meet the fixed charge ratio financial covenant in connection with its DIP financing agreement during the months of October and November 1997. On December 29, 1997 the Company entered into Amendment No. 1 Waiver and Consent (the "Amendment") to Post-Petition Loan and Security Agreement with its lenders whereby the lenders from December 29, 1997 waived all defaults or events of default which have occurred prior to such date from the failure to comply with the above financial covenant. The lenders also entered into the Amendment to replace the fixed charge ratio covenant with monthly consolidated EBITDA and consolidated tangible net worth covenents commencing calculations at December 31, 1997. The Amendment requires the lenders' consent for capital expenditures in excess of $30,000 for the year ending September 30, 1998. The Company was in compliance with the EBITDA and consolidated tangible net worth covenants at December 31, 1997.

         The Company also entered into Amendment No. 2 and Consent to the Post-Petition Loan and Security Agreement, dated January 27, 1998, (the "Amended DIP Financing Agreement"), pursuant to which the lenders have consented to the term loan, discussed in Note 7, the creation of subordinated liens thereunder, and to certain asset sales. In addition, the Amended DIP Financing Agreement presently provides for an availability reserve of $5,000 and will be reduced to $0, upon the receipt by the lenders of not less than $15,000 from the sale or other disposition of the Toledo facility. The Company is to use the Toledo proceeds to prepay remaining installments, 50% in direct order and 50% in inverse order of their maturities.

         The term of the Amended DIP Facility is the earlier of (i) the date occurring two years from May 8, 1997, or (ii) the date the line of credit is terminated, and (a) the earlier of the effective date a Plan of Reorganization is confirmed by an order of the bankruptcy court and (b) the date on which any distributions are made under a Plan of Reorganization that is confirmed by order of a bankruptcy court.

         The Amended DIP Financing provides that any asset sale proceeds (other than Toledo proceeds) are to be used to pay pre-petition and revolving loans indebtedness so that after giving effect thereto the aggregate net availability is restored to its status immediately prior to the transaction giving rise to the proceeds; and then to prepay remaining installments in the order described above.

         The lenders have consented to certain minimum realizations from future asset sales, as follows: not less than $2 million with respect to the sale of Harman Automotive, not less than $15 million with respect to the sale or disposition of Toledo, and not less than $2 million with respect to the sale of Harvard Interiors, all with prepayments of indebtedness to be effected in the manner set forth above. There is no assurance that such minimum realizations will be obtained.

NOTE 6

         During the current quarter, the Company recorded $5,000 in restructuring charges representing estimated shutdown costs of $2,500, related primarily to severance and moving costs associated with the move of the Corporate headquarters from Tampa, Florida to Lebanon, New Jersey and approximately $2,500 for two senior executive officers to induce them to stay until the earlier of (i) the date of consummation of the plan of reorganization, plus, if requested by the Board, up to additional 60 days beyond such date,
(ii) the date of termination by the executive for good reason, death, disability or retirement, or (iii) the termination by the Company of the executive's employment for any reason.

NOTE 7

         The Company entered into a Term Loan Agreement dated as of January 16, 1998, for a $25,000 postpetition term loan facility which is subordinated to the security interests under the existing DIP loans. The loan is payable May 8, 1999 or the date the existing DIP loan is terminated and bears interest at a rate per annum equal to the greater of the highest per annum interest rate for term loans and revolving credit loans under the existing DIP loans plus 3%, or 13%. The net proceeds from the loan were used to reduce the current balance of the revolver portion of the DIP loans to zero. Excess proceeds will be used for future expenditures. As a result the collateral reserve was reduced to $5,000 creating additional availability.

NOTE 8
         Effective with the quarter ended December 31, 1997, loss per common share is computed by dividing net loss after deducting accrued dividends and accretion related to PIK Preferred Stock by the weighted average number of common shares outstanding in accordance with the standards of SFAS128 and the change had no effect on such calculation. Options to purchase 836,571 shares of common stock are outstanding at December 31, 1997. No consideration was given in either period to equivalent shares related to stock options since such assumed exercise would be anti-dilutive.

NOTE 9
         The Company is also a party to various claims and routine litigation arising in the normal course of its business. Based on information currently available, management of the Company believes, after consultation with legal counsel, that the result of such claims and litigation, except for the uncertainties related to ESNA discussed in Note 4, will not have a material effect on the financial position or results of operations of the Company.

NOTE 10
         The income tax provision results principally from having an operating profit in Canada and an operating loss in the U.S. for which benefit was not recognized.

NOTE 11
         Both the 12% Notes and the 11 1/8% Notes are guaranteed on a senior unsecured basis, pursuant to guaranties (the "Guaranties") by all of the Company's wholly-owned direct and certain of its wholly-owned indirect domestic subsidiaries (the "Guarantors"). Both Notes are unconditionally guarantied, jointly and severally, on a senior unsecured basis, by each of the Guarantors under such Guarantor's guaranty (a "Guaranty"). Each Guaranty by a Guarantor is limited to an amount not to exceed the maximum amount that can be guarantied by that Guarantor without rendering the Guaranty, as it relates to such Guarantor, voidable under applicable law relating to fraudulent conveyance or fraudulent transfer. As such, a Guaranty could be effectively subordinated to all other indebtedness (including guaranties and other contingent liabilities) of the applicable Guarantor, and, depending on the amount of such indebtedness, a Guarantor's liability on its Guaranty could be reduced to zero. The Company conducts all of its automotive business through and derives virtually all of its income from its subsidiaries. Therefore, the Company's ability to make required principal and interest payments with respect to the Company's indebtedness (including the Notes) and other obligations depends on the earnings of its subsidiaries and on its ability to receive funds from its subsidiaries through dividends or other payments. The ability of its subsidiaries to pay such dividends or make payments on intercompany indebtedness or otherwise will be subject to applicable state laws.

         The Note indentures provide that upon the sale or other disposition of a Guarantor or the sale or disposition of all or substantially all of the assets of a Guarantor (in each case other than to the Company or an affiliate of the Company) permitted by such indentures governing the Notes, such Guarantor will be released and relieved from all of its obligations under its Guaranty.

         The following condensed consolidating information presents:

         1. Condensed balance sheets as of December 31, 1997 and September 30, 1997 and condensed statements of operations and cash flows for the three months ended December 31, 1997 and 1996.

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

         5. The Parent Company, pursuant to the terms of an interest bearing note with Guarantor Subsidiaries, has included in their allocation of expenses, interest expense for the three months ended December 31, 1997 and 1996.

         The Company believes that providing the following condensed consolidating information is of material interest to investors in the Notes and has not presented separate financial statements for each of the Guarantors, because it was deemed that such financial statements would not provide the investor with any material additional information.

                  HARVARD INDUSTRIES, INC.
                   (DEBTOR-IN-POSSESSION)
                CONSOLIDATING BALANCE SHEETS
                      DECEMBER 31, 1997
                  (In thousands of dollars)

                                                                Combined     Combined
                                                   Parent       Guarantor    Non-Guarantor
                                                   Company      Subsidiaries Subsidiaries        Eliminations       Consolidated
                                                   -------      ------------ -------------       ------------       ------------
  ASSETS
  Current assets:
    Cash and cash equivalents................... $   3,597     $   3,873    $       (775)       $         -         $     6,695
    Accounts receivable, net....................     2,076        65,993           3,898                  -              71,967
    Inventories.................................     2,065        43,975             926                  -              46,966
    Prepaid expenses and other current assets...     2,325         6,505               6                  -               8,836
                                                 ---------     ---------    ------------        ------------        -----------
      Total current assets......................    10,063       120,346           4,055                  -             134,464
  Investment in subsidiaries....................   (49,110)       11,471              -               37,639               -
  Property, plant and equipment, net............     3,761       112,677           8,613                  -             125,051
  Intangible assets, net........................         -         4,021              -                   -               4,021
  Intercompany receivables......................   240,411       349,544           9,389            (599,344)              -
  Other assets, net.............................    19,878         4,367              -                   -              24,245
                                                 ---------     ---------    ------------        ------------        -----------
                                                 $ 225,003     $ 602,426    $     22,057        $   (561,705)       $   287,781
                                                 =========     =========    ============        ============        ===========
  LIABILITIES AND SHAREHOLDERS'
    EQUITY (DEFICIENCY)
  Current liabilities:
    Current portion of DIP loans................ $     851     $  18,558    $         -         $         -         $    19,409
    Current portion of long-term debt...........         -         1,913              -                   -               1,913
    Accounts payable............................        13        30,241           2,153                  -              32,407
    Accrued expenses............................    19,629        63,378             182                  -              83,189
    Income taxes payable........................       225         1,766             915                  -               2,906
                                                 ---------     ---------    ------------        ------------        -----------
        Total current liabilities...............    20,718       115,856           3,250                  -             139,824
  Liabilities subject to compromise(a)..........   317,585        79,361              74                  -             397,020
  DIP loans.....................................       486        39,942              -                                  40,428
  Long-term debt................................         -        11,783              -                                  11,783
  Postretirement benefits other than pensions...         -        98,404              -                   -              98,404
  Intercompany payables.........................   311,702       281,332           6,310            (599,344)              -
  Other.........................................     2,970        24,858             952                  -              28,780
                                                 ---------     ---------    ------------        ------------        -----------
         Total liabilities......................   653,461       651,536          10,586            (599,344)           716,239
                                                 ---------     ---------    ------------        ------------        -----------
  PIK Preferred.................................   124,637          -                 -                   -             124,637
                                                 ---------     ---------    ------------        ------------        -----------

  Shareholders' equity (deficiency):
    Common stock and additional
      paid-in-capital...........................    32,204        73,054              10             (73,064)            32,204
    Additional minimum pension liability........    (3,665)       (3,659)             -                3,659             (3,665)
    Foreign currency translation adjustment.....    (2,378)       (2,378)         (2,378)              4,756             (2,378)
    Retained earnings (deficiency)..............  (579,256)     (116,127)         13,839             102,288           (579,256)
                                                 ---------     ---------    ------------        ------------        -----------
      Total shareholders' equity (deficiency)...  (553,095)      (49,110)         11,471              37,639           (553,095)
                                                 ---------     ---------    ------------        ------------        -----------
                                                 $ 225,003     $ 602,426    $     22,057        $   (561,705)       $   287,781
                                                 =========     =========    ============        ============        ===========



              (a) Includes $309,728 senior notes payable and accrued interest which are subject to the guaranty of the combined guarantor subsidiaries.

                            HARVARD INDUSTRIES, INC.
                             (DEBTOR-IN-POSSESSION)
                          CONSOLIDATING BALANCE SHEETS
                               SEPTEMBER 30, 1997
                           (In thousands of dollars)

                                                                  Combined           Combined
                                                      Parent      Guarantor         Non-Guarantor
                                                      Company     Subsidiaries      Subsidiaries     Eliminations    Consolidated
                                                    ----------   --------------    ---------------  -------------   -------------
  ASSETS
  Current assets:
    Cash and cash equivalents...................... $   3,324    $   5,376         $       512      $        -      $    9,212
    Accounts receivable, net.......................     2,795       71,355               2,040               -          76,190
    Inventories....................................     2,475       50,662               1,081               -          54,218
    Prepaid expenses and other current assets......     1,698        5,904                   -               -           7,602
                                                    ---------    ---------         -----------      ----------      ----------
      Total current assets.........................    10,292      133,297               3,633               -         147,222
  Investment in subsidiaries.......................   (48,751)      12,138                   -          36,613            -
  Property, plant and equipment, net...............     3,878      119,164               9,224               -         132,266
  Intangible assets, net...........................         -        4,417                   -               -           4,417
  Intercompany receivables.........................   240,542      276,424               9,483        (526,449)           -
  Other assets, net................................    20,164        3,425                   -               -          23,589
                                                    ---------    ---------         -----------      ----------      ----------
                                                    $ 226,125    $ 548,865         $    22,340      $ (489,836)     $  307,494
                                                    =========    =========         ===========      ==========      ==========
  LIABILITIES AND SHAREHOLDERS'
    EQUITY (DEFICIENCY)
  Current liabilities:
    Current portion of DIP loans................... $     867    $  35,569         $         -      $        -      $   36,436
    Current portion of long-term debt..............         -        1,748                   -               -           1,748
    Accounts payable...............................       228       30,214               1,825               -          32,267
    Accrued expenses...............................    16,088       55,959                 188               -          72,235
    Income taxes payable...........................    (1,751)       1,246               2,945               -           2,440
                                                    ---------    ---------         -----------      ----------      ----------
        Total current liabilities..................    15,432      124,736               4,958               -         145,126
  Liabilities subject to compromise(a).............   317,508       79,742                  69               -         397,319
  DIP loans........................................       705       50,330                   -               -          51,035
  Long-term debt...................................         -       12,339                   -               -          12,339
  Postretirement benefits other than pensions......         -       96,929                   -               -          96,929
  Intercompany payables............................   311,955      210,284               4,210        (526,449)              -
  Other............................................     3,016       23,256                 965               -          27,237
                                                    ---------    ---------         -----------      ----------      ----------
         Total liabilities.........................   648,616      597,616              10,202        (526,449)        729,985
                                                    ---------    ---------         -----------      ----------      ----------
  PIK Preferred....................................   124,637            -                   -               -         124,637
                                                    ---------    ---------         -----------      ----------      ----------
  Shareholders' equity (deficiency):
    Common stock and additional
      paid-in-capital..............................    32,204       73,054                  10         (73,064)         32,204
    Additional minimum pension liability...........    (3,665)      (3,659)                  -           3,659          (3,665)
    Foreign currency translation adjustment........    (1,930)      (1,930)             (1,930)          3,860          (1,930)
    Retained earnings (deficiency).................  (573,737)    (116,216)             14,058         102,158        (573,737)
                                                    ---------    ---------         -----------      ----------      ----------
      Total shareholders' equity (deficiency)......  (547,128)     (48,751)             12,138          36,613        (547,128)
                                                    ---------    ---------         -----------      ----------      ----------
                                                    $ 226,125    $ 548,865         $    22,340      $ (489,836)     $  307,494
                                                    =========    =========         ===========      ==========      ==========



              (a) Includes $309,728 senior notes payable and accrued interest which are subject to the guaranty of the combined guarantor subsidiaries.

                            HARVARD INDUSTRIES, INC.
                             (DEBTOR-IN-POSSESSION)
                 CONSOLIDATING INCOME STATEMENTS OF OPERATIONS
                      THREE MONTHS ENDED DECEMBER 31, 1997
                           (In thousands of dollars)

                                                                 Combined        Combined
                                                Parent           Guarantor       Non-Guarantor
                                                Company         Subsidiaries     Subsidiaries     Elimination    Consolidated
                                                -------         ------------     -------------    -----------    ------------

  Sales.....................................  $   4,018        $   188,871      $   4,163        $    -         $ 197,052
                                              ---------        -----------      ---------        -----------    ---------
  Costs and expenses:
    Cost of sales...........................      3,933            183,738          4,051             -           191,722
    Selling, general and administrative.....      2,237              7,598           -                -             9,835
    Interest expense........................        833              3,016              3             -             3,852
    Restructuring charges...................      5,000                  -           -                -             5,000
    Gain on sale of operation...............          -            (11,359)          -                -           (11,359)
    Amortization of goodwill................          -                396           -                -               396
    Other (income) expense, net.............          -                 16             (2)            -                14
    Equity in (income) loss of                                                                                        -
      subsidiaries..........................        (89)               219           -                (130)           -
    Allocated expenses......................     (5,369)             5,039            330             -               -
                                              ---------        -----------      ---------        -----------    ---------
        Total costs and expenses............      6,545            188,663          4,382             (130)       199,460
                                              ---------        -----------      ---------        -----------    ---------

  Income (loss) before income taxes and
       reorganization items.................     (2,527)               208           (219)             130         (2,408)

  Reorganization items......................      2,992                (50)          -                -             2,942
                                              ---------        -----------      ---------        -----------    ---------

  Income (loss) before income taxes.........     (5,519)               258           (219)             130         (5,350)

  Provision for income taxes................          -                169           -                -               169
                                              ---------        -----------      ---------        -----------    ---------

     Net loss...............................  $  (5,519)       $        89      $    (219)       $     130      $  (5,519)
                                              =========        ===========      =========        ===========    =========

                            HARVARD INDUSTRIES, INC.
                             (DEBTOR-IN-POSSESSION)
                 CONSOLIDATING INCOME STATEMENTS OF OPERATIONS
                      THREE MONTHS ENDED DECEMBER 31, 1996
                           (In thousands of dollars)

                                                            Combined      Combined
                                                 Parent     Guarantor     Non-Guarantor
                                                 Company    Subsidiaries  Subsidiaries   Elimination Consolidated
                                                 -------    ------------  -------------  ----------- ------------
  Sales......................................  $   6,991      $ 174,502   $   5,768      $     -      $ 187,261
                                               ---------      ---------   ---------      ---------    ---------
  Costs and expenses:
    Cost of sales............................      6,580        178,779       5,103            -        190,462
    Selling, general and administrative......      2,558          7,647         -              -         10,205
    Interest expense.........................      9,246          2,897          45            -         12,188
    Amortization of goodwill.................                     3,828         -              -          3,828
    Other (income) expense, net..............        (46)           301           3            -            258
    Equity in (income) loss of
      subsidiaries...........................     24,201            (37)        -          (24,164)         -
    Allocated expenses.......................     (5,380)         4,961         419            -            -
                                               ---------      ---------   ---------      ---------    ---------
        Total costs and expenses.............     37,159        198,376       5,570        (24,164)     216,941
                                               ---------      ---------   ---------      ---------    ---------
  Income (loss) before income taxes..........    (30,168)       (23,874)        198         24,164      (29,680)
  Provision for income taxes.................        -              327         161                         488
                                               ---------      ---------   ---------      ---------    ---------
     Net income (loss).......................  $ (30,168)     $ (24,201)  $      37      $  24,164    $ (30,168)
                                               =========      =========   =========      =========    =========

                            HARVARD INDUSTRIES, INC.
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                      THREE MONTHS ENDED DECEMBER 31, 1997
                           (In thousands of dollars)

                                                                     Combined         Combined
                                                        Parent       Guarantor        Non-Guarantor
                                                        Company      Subsidiaries     Subsidiaries      Elimination    Consolidated
                                                        -------      ------------     -------------     -----------    ------------
Cash flows related to operating activities:
  Loss from continuing operations before
    reorganization items..........................   $   (2,577)    $      39        $    (219)        $     180      $  (2,577)
  Add back (deduct) items not affecting
   cash and cash equivalents:
    Equity in (income) loss of subsidiaries.......          (39)          219                 -             (180)         -
    Depreciation and amortization.................          518         7,223              367                  -         8,108
    Gain on sale of operation.....................             -      (11,354)                -                 -       (11,354)
    Loss on disposition of property, plant and
     equipment....................................             -           15                 -                 -            15
    Postretirement benefits.......................             -        1,475                 -                 -         1,475
  Changes in operating assets and liabilities net
     of effects from reorganization items:
    Accounts receivable...........................          719         2,017           (1,858)                 -           878
    Inventories...................................          410         5,317              155                  -         5,882
    Other current assets..........................         (627)         (601)              (6)                 -        (1,234)
    Accounts payable..............................         (138)         (222)             333                  -           (27)
    Accrued expenses and income taxes payable.....        4,984         2,933           (2,036)                 -         5,881
    Other noncurrent liabilities..................             -        2,602                 -                 -         2,602
                                                     ----------     ---------        ---------         ---------      ---------
Net cash provided by (used in)  continuing
     operations before reorganization items.......        3,250         9,663           (3,264)                 -         9,649

Net cash provided by (used in) reorganization
     items........................................       (2,495)           50                 -                 -        (2,445)
                                                     ----------     ---------        ---------         ---------      ---------
Net cash provided by (used in)  continuing
     operations...................................          755         9,713           (3,264)                 -         7,204
                                                     ----------     ---------        ---------         ---------      ---------

Cash flows related to investing activities:
  Acquisition of property, plant and equipment....          (85)       (1,181)             (88)                 -        (1,354)
  Net proceeds from sale of operation.............                     16,391                 -                 -        16,391
  Net change in other noncurrent accounts.........          (40)       (1,528)            (129)                 -        (1,697)
                                                     ----------     ---------        ---------         ---------      ---------
Net cash provided by (used in)  investing
  activities......................................         (125)       13,682             (217)                 -        13,340
                                                     ----------     ---------        ---------         ---------      ---------
Cash flows related to financing activities:
  Net borrowings (repayments) under DIP financing          (235)      (27,399)                -                 -       (27,634)
  Advance payment from customer...................             -        5,000                 -                 -         5,000
  Repayments of long-term debt....................             -         (391)                -                 -          (391)
  Payment of EPA settlements......................             -          (36)                -                 -           (36)
  Net changes in intercompany balances............         (122)       (2,072)           2,194                  -         -
                                                     ----------     ---------        ---------         ---------      ---------
Net cash provided by (used in) financing
  activities......................................         (357)      (24,898)           2,194                  -       (23,061)
                                                     ----------     ---------        ---------         ---------      ---------
Net increase (decrease) in cash and cash
  equivalents.....................................          273        (1,503)          (1,287)                 -        (2,517)

Cash and cash equivalents:
  Beginning of period.............................        3,324         5,376              512                  -         9,212
                                                     ----------     ---------        ---------         ---------      ---------
  End of period...................................   $    3,597     $   3,873        $    (775)        $        -     $   6,695
                                                     ==========     =========        =========         =========      =========

                            HARVARD INDUSTRIES, INC.
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                      THREE MONTHS ENDED DECEMBER 31, 1996
                           (In thousands of dollars)

                                                                            Combined         Combined
                                                             Parent         Guarantor      Non-Guarantor
                                                             Company        Subsidiaries   Subsidiaries    Elimination Consolidated
                                                             -------        ------------   -------------   ----------- ------------
Cash flows related to operating activities:
  Net income (loss)....................................    $ (30,168)      $ (24,201)     $          37   $  24,164      $ (30,168)
  Add back (deduct) items not affecting
   cash and cash equivalents:
    Equity in (income) loss of subsidiaries............       24,201             (37)              -        (24,164)
    Depreciation and amortization......................          760          16,269                207         -           17,236
    Loss on disposition of property, plant and
     equipment.........................................          -               308               -            -              308
    Postretirement benefits............................          -             1,666               -            -            1,666
  Changes in operating assets and liabilities:
    Accounts receivable................................          687          17,934                167         -           18,788
    Inventories........................................          234          (6,483)              (606)        -           (6,855)
    Other current assets...............................         (383)            218                (16)        -             (181)
    Accounts payable...................................       (1,584)        (13,379)              (627)        -          (15,590)
    Accrued expenses and income taxes payable..........        8,904          (4,715)              (332)        -            3,857
   Other noncurrent liabilities........................          -             1,101               -            -            1,101
                                                           ---------       ---------     --------------   ---------      ---------

    Net cash provided by (used in) operations..........        2,651         (11,319)            (1,170)        -           (9,838)
                                                           ---------       ---------     --------------   ---------      ---------
Cash flows related to investing activities:
  Acquisition of property, plant and equipment.........           (5)         (8,903)            (1,002)        -           (9,910)
  Proceeds to date from sale of discontinued operations          -              -                  -            -                0
  Proceeds from disposition of property,
    plant and equipment................................          -                 3               -            -                3
  Net change in other noncurrent accounts..............         (129)           (993)                38         -           (1,084)
                                                           ---------       ---------     --------------   ---------      ---------
Net cash provided by (used in) investing activities....         (134)         (9,893)              (964)        -          (10,991)
                                                           ---------       ---------     --------------   ---------      ---------
Cash flows related to financing activities:
  Net borrowings under revolver........................        3,404          20,125               -            -           23,529
  Proceeds from exercise of stock options..............           12            -                  -            -               12
  Repayments of long-term debt.........................          -              (392)              -            -             (392)
  Pension fund payment pursuant to PBGC settlement
   agreement...........................................       (1,500)           -                  -            -           (1,500)
  Payment of EPA settlements...........................         (511)            (99)              -            -             (610)
  Net changes in intercompany balances.................        2,729          (2,584)              (145)        -
                                                           ---------       ---------     --------------   ---------      ---------
Net cash provided by (used in)  financing activities...        4,134          17,050               (145)        -           21,039
                                                           ---------       ---------     --------------   ---------      ---------
Net increase (decrease) in cash and cash equivalents...        6,651          (4,162)            (2,279)        -              210

Cash and cash equivalents:
  Beginning of period..................................       (1,655)          4,367             (1,605)        -            1,107
                                                           ---------       ---------     --------------   ---------      ---------
  End of period........................................    $   4,996       $     205      $      (3,884)  $              $   1,317
                                                           =========       =========     ==============   =========      =========


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                           (IN THOUSANDS OF DOLLARS)



FORWARD - LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements may include, but not be limited to, projections of revenues, income or losses, covenants provided for in the DIP financing agreements, capital expenditures, plans for future operations, financing needs or plans, plans relating to products or services of the Company, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words "anticipates," "believes," "estimates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements.

         Forward-looking statements are inherently subject to risks and uncertainties, including, but not limited to, product demand, pricing, market acceptance, risk of dependence on third party suppliers, intellectual property rights and litigation, risks in product and technology development and other risk factors detailed in the Company's Securities and Exchange Commission filings, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Quarterly Report, particularly in the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include unanticipated increases in launch and other operating costs, a reduction and inconsistent demand for passenger cars and light trucks, labor disputes, capital requirements, adverse weather conditions, the ability to consummate successfully negotiations looking towards defraying certain costs in connection with the wind-down of the Toledo, Ohio facility, unanticipated developments in the bankruptcy proceedings and the impact thereof, as well as other pending litigation, liquidity through consummation of a plan of reorganization, and increases in borrowing costs.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 1997 Compared to Three Months Ended December 31,1996

         Sales. Consolidated sales increased $9,791 from $187,261 to $197,052, or 5.2%. Aggregate sales for Harman Automotive, the furniture product line of Harvard Interiors, Toledo and the Material Handling Division of Kingston-Warren, each of which has been designated for sale ("Operations designated for sale or wind-down"), decreased approximately $8,563 from $55,071 to $46,508 related to the wind-down. The decrease was offset by $2,800 due to an increase in average aluminum prices. The remaining operations sales increased $18,354 from $132,190 to $150,544, of which $16,000 was due to a higher demand for its products together with the fact that there was a GM strike in the prior period and $2,900 to an increase in the average aluminum prices.

         Gross Profit. The consolidated gross profit expressed as a percentage of sales (the "gross profit margin") increased from (1.7%) to 2.7%, or $8,531. The gross loss for Operations designated for sale or wind-down amounted to $(2,256) and $(3,116) in 1997 and 1996, respectively, and the improvement was due mainly to a decrease of $2,800 in depreciation resulting from the write-down of certain property, plant and equipment in the fourth quarter of 1997. The remaining operations gross profit (loss) increased from $(85) to $7,586. The increase in gross profit for the remaining operations was mainly due to volume increases mentioned above and $3,200 from decreases in depreciation resulting from the write-down of certain property, plant and equipment, mainly at the continuing operations of Doehler-Jarvis.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $10,205 to $9,835. The decrease reflects reductions of $1,000 related to Operations designated for sale or wind-down.

          Interest Expense. Interest expense decreased from $12,188 to $3,853. However, but for giving effect to the discontinuance of accruing interest on the senior notes of $8,905 from the date of filing bankruptcy, interest expense would have increased by $570. This increase resulted from increased borrowings and rate increases under the DIP financing agreements.

         Amortization of Goodwill. The decrease of $3,432 in goodwill amortization occurred because goodwill related to the acquisition of Doehler-Jarvis ceased March 31, 1997, when such goodwill was written-off as impaired.

         Restructuring Charges. During the current quarter, the Company recorded $5,000 in restructuring charges representing estimated shutdown and relocation costs of $2,500, related primarily to severance and moving costs associated with the move of the Corporate headquarters from Tampa, Florida to Lebanon, New Jersey and approximately $2,500 for two senior executive officers to induce them to stay until the earliest of (i) the date of consummation of the plan of reorganization, plus, if requested by the Board, up to an additional 60 days beyond such date, (ii) the date of termination by the executive for good reason, death, disability or retirement, or (iii) the termination by the Company of the executive's employment for any reason.

         Gain on Sale of Operation. In November 1997, the Company sold the Material Handling division of its Kingston-Warren subsidiary that resulted in a gain on sale of $11,354.

         Other (Income) Expense, Net. The change of $250 was mainly due to a reduction in losses on disposal of machinery and equipment.

         Reorganization Items. These charges represent mainly professional fees incurred in connection with the bankruptcy proceedings.

         Provision for Income Taxes. The decrease in the provision for income taxes resulted from a decrease in operating profit in Canada.

         Net Loss. The net loss increased from $30,168 to $5,519 for the reasons described above.


LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended December 31, 1997, the Company had a cash flow from continuing operations of $7,204 as compared with a negative cash flow from operations of $9,838 for the three months ended December 31, 1996. The 1997 cash flows improved due to increased profit margins, and by more rapid payment terms by a major customer, but were negatively affected by payments of reorganization items and advance and accelerated payments to post-petition suppliers. The cash flow from operations in 1997, together with the proceeds from the sale of an operation of $16,391, an advance payment from a customer in connection with a supply agreement of $5,000, and cash on hand was used primarily to fund capital expenditures of $1,354 and to repay financing activities amounting to $28,061. The Company had a deficiency of earnings over fixed charges and dividends on preferred stock of $2,408 and $33,904 in 1997 and 1996, respectively.

         Projected cash flows for 1998 contemplate spending $12,000 in reorganization items, $15,000 in restructuring charges and approximately
$6,000 to make the Company Year 2000 Compliant, resulting in a negative cash flow from continuing operations. Additionally, capital expenditures of $30,000 are contemplated for 1998. The Company, therefore, entered into a Term Loan Agreement, dated as of January 16, 1998, for a $25,000 postpetition term loan facility to allow greater borrowing ability for its ongoing operations. This facility is subordinated to the security interests under the existing DIP loans, and is payable May 8, 1999, or the date the existing DIP loan is terminated and bears interest at a rate per annum equal to the greater of the highest per annum interest rate for term loans and revolving credit loans under the existing DIP loans plus 3%, or 13%. The Company was required to pay facility and funding fees aggregating $2,500. The net proceeds were used to reduce the current balance of the revolver portion of the DIP loans to zero and any balance will be used for future expenditures.

         The Company failed to meet the fixed charge ratio financial covenant during the months of October and November 1997. On December 29, 1997, the Company entered into Amendment No. 1 Waiver and Consent (the "Amendment") to Post-Petition Loan and Security Agreement with its lenders whereby the lenders from December 29, 1997 waived all defaults or events of default which have occurred prior to such date from the failure to comply with the above financial covenant. The lenders also entered into the Amendment to replace the fixed charge ratio covenant with monthly consolidated EBITDA and consolidated tangible net worth covenants commencing calculations at December 31, 1997. The Amendment requires the lenders' consent for capital expenditures in excess of $30,000 for the year ending September 30, 1998. The Company was in compliance with the EBITDA and consolidated tangible net worth covenants at December 31, 1997.

         The Company also entered into Amendment No. 2 and Consent to the Post-Petition Loan and Security Agreement, dated as of January 27, 1998, pursuant to which the lenders have consented to the term loan, discussed above, the creation of subordinated liens thereunder, and to certain asset sales. In addition, the Amended DIP Financing Agreement presently provides for an availability reserve of $5,000 and will be reduced to $0, upon the receipt by the lenders of not less than $15,000 from the sale or other disposition of the Toledo facility. The Company is to use the Toledo proceeds to prepay remaining installments, 50% in direct order and 50% in inverse order of their maturities.

         As of February 9, 1998, the Company had availability to borrow funds in the amount of $55,000 pursuant to the DIP revolving credit facility.

         The Company is not permitted to borrow any money for funding any costs or expenses incurred in connection with the wind-down of the Doehler-Jarvis Toledo facility under both the DIP loan agreement and the subordinated loan agreement unless reimbursed.

         It is contemplated that the costs and expenses of the wind-down of the Doehler-Jarvis Toledo facility will be borne by two major customers. Negotiations are currently being conducted to effect these arrangements. Definitive agreements reflecting such obligations are subject to the consent of the DIP lenders, the Bankruptcy Court and the Toledo unions.

         ESNA. The Company believes that the 1998 estimated costs of the ESNA matter, exclusive of possible fines, damages and penalties, if any, will not be material. Such costs relate to costs associated with the Company's ongoing participation in the Department of Defense Voluntary Disclosure Program. However, the ultimate cost of disposition of this matter, as well as the required funding of such costs, depends upon future events, the outcomes of which are not determinable at the present time, including the Company receiving favorable consideration from the government as a result of its admission into the Voluntary Disclosure Program. Such outcomes could have a material effect on the Company's financial condition, results of operations and/or liquidity. If it is ultimately determined that the deviation from specifications and certifications made in connection therewith constitute violations of various statutory and regulatory provisions, the Company may, among other things, be subject to criminal prosecution, treble damages and penalties under the Civil False Claims Act or Racketeer Influenced and Corrupt Organization Act, as well as administrative sanctions, such as debarment from future government contracting. The Company is unable to determine the effect, if any, of the bankruptcy filing on the ESNA matter.

         Year 2000 Compliance. Certain of the Company's information systems are not presently compliant with the requirements of the year 2000. The Company has committed the resources necessary to ensure that its critical information systems and technology infrastructure are "Year 2000 Compliant" before transactions for the year 2000 are expected. Certain of the Company's systems will be replaced with an "Enterprise Resource Planning" (ERP) solution. In January 1998, the Company purchased 2000 compliant software and implementation support at a cost of approximately $10,000 of which approximately $2,500 will be spent in the second quarter. The Company estimates it will also incur approximately $2,500 of internal costs associated with implementation of the new software during the remainder of fiscal 1998 and 1999 to complete its 2000 compliance requirements.

                          PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

         On January 27, 1998, the Company and its direct subsidiaries (the "Borrowers") entered into a Term Loan Agreement, dated as of January 16, 1998, with a group of lenders, including two members of the official committee of unsecured creditors in the chapter 11 proceedings (and certain of the latter's affiliates), pursuant to which a $25 million postpetition term loan facility subordinated to the security interests under the existing DIP Financing Agreement is provided to the Borrowers to allow greater borrowing ability and working capital sufficient for the Borrowers' ongoing operations (the "Subordinated DIP Facility"). The Borrowers funded the Subordinated DIP Facility upon execution of the Term Loan Agreement.

         The following summary describes certain provisions of the Subordinated DIP Facility, a copy of which is included as Exhibit 10.14 to this Quarterly Report on Form 10-Q. The following summary does not purport to be complete and is subject to and is qualified in its entirety by reference to the Subordinated DIP Facility.

         The term of the Subordinated DIP Facility is May 8, 1999, or the date the line of credit under the existing DIP Financing Agreement is terminated. The Borrowers are jointly and severally liable for the loan, which bears interest at a rate per annum equal to the greater of (i) the highest per annum interest rate for term loans and revolving credit loans under the existing DIP Financing Agreement plus 3% and (ii) 13%. Interest is payable monthly in arrears. The Borrowers paid upon consummation of the loan a facility fee of $500,000 and a $2 million funding fee, both of which are non-refundable and were funded out of the loan proceeds.

         The Borrowers paid to The CIT Group/Business Credit, Inc., as Agent under the existing DIP Financing Agreement, the net proceeds of the term loan, after payment of the above fees and other expenses, to reduce revolving credit loans and to pay certain other expenses under the existing DIP Financing Agreement.

         As collateral security for the loan, the Borrowers have pledged substantially all of their assets, and priority liens have been placed on all assets and properties of the Borrowers, subordinate to the collateral security interests and liens under the existing DIP Financing Agreement.

         The Borrowers are not permitted to borrow any money for funding any costs or expenses incurred in connection with the closing of the facilities of Doehler-Jarvis in Toledo, Ohio, unless reimbursed.

         An Event of Default (as defined in the Subordinated DIP Facility) may, among other things, be deemed to exist under the Subordinated DIP Facility if Mr. Roger Pollazzi shall cease to be the Chief Executive Officer or Chief Operating Officer of the Company or if the employment of Mr. Ted Vogtman or Mr. Vince Toscano shall be terminated for any reason, other than by reason of such employee's death or disability.

         The following summary describes certain provisions of Amendment No. 2 and Consent to the Post-Petition Loan and Security Agreement, dated as of January 27, 1998, among the Borrowers and The CIT/Business Group, Inc., as Agent for the lenders described therein, and the lenders, a copy of which is included as Exhibit 10.13 to this Quarterly Report on Form 10-Q. The following summary does not purport to be complete and is subject to and is qualified in its entirety by reference to the document.

         The Borrowers entered into Amendment No. 2 and Consent to the Post-Petition Loan and Security Agreement (the "Amended DIP Financing Agreement"), pursuant to which the lenders have consented to the term loan and the Subordinated DIP Facility, the creation of subordinated liens thereunder, and to certain asset sales. In addition, the Amended DIP Financing Agreement presently provides for an Availability Reserve of $5 million and will be reduced to $0, upon the receipt by the Agent of not less than $15 million from the sale or other disposition of the Toledo facility. The Borrowers are to use the Toledo proceeds to prepay remaining installments, 50% in direct order and 50% in inverse order of their maturities.

         The term of the Amended DIP Facility is the earlier of (i) the date occurring two years from May 8, 1997, or (ii) the date the line of credit is terminated, and (a) the earlier of the effective date a Plan of Reorganization is confirmed by an order of the bankruptcy court and (b) the date on which any distributions are made under a Plan of Reorganization that is confirmed by order of a bankruptcy court.

         The Amended DIP Financing Agreement provides that any asset sale proceeds (other than Toledo proceeds) are to be used to pay pre-petition and revolving loans indebtedness so that after giving effect thereto the Aggregate Net Availability is restored to its status immediately prior to the transaction giving rise to the proceeds; and then to prepay remaining installments in the order described above.

         The lenders have consented to certain minimum realization from future asset sales, as follows: not less than $2 million with respect to the sale of Harman Automotive, not less than $15 million with respect to the sale or disposition of Toledo, and not less than $2 million with respect to the sale of Harvard Interiors, all with prepayments of indebtedness to be effected in the manner set forth above.

         The Ratio of Earnings to Fixed Charges and Dividends on Preferred Stock, and the supporting compilations thereof, are filed as Exhibit 12.1 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

         10.13 Amendment No. 2 and Consent to Post-Petition Loan and Security Agreement, dated as of January 16, 1998, among the Company and certain of its subsidiaries and the CIT Group/Business Credit, Inc. and other lenders therein specified.

         10.14 Term Loan Agreement, dated as of January 16, 1998, among the Company and certain of its subsidiaries and the lenders therein specified.

         12.1 Computation of Ratio of Earnings to Fixed Charges and Dividends on Preferred Stock.

     (b) Reports on Form 8-K:

         None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                  HARVARD INDUSTRIES, INC.
                                  (Registrant)

February 13, 1998                BY /s/ Joseph J. Gagliardi
                                   --------------------------------------------
                                                Joseph J. Gagliardi
                                        Senior Vice President Finance and
                                              Chief Financial Officer
                                           (Principal Financial Officer)

February 13, 1998                BY /s/ William J. Warren
                                    -------------------------------------------
                                                 William J. Warren
                                    Vice President and Chief Accounting Officer
                                          (Principal Accounting Officer)

                                   EXHIBIT INDEX



EXHIBIT NO.                         DESCRIPTION                   PAGE NO.
-----------                         -----------                   --------

10.13 Amendment No. 2 and Consent to Post-Petition Loan and Security Agreement, dated as of January 16, 1998, among the Company and certain of its subsidiaries and the CIT Group/Business Credit, Inc. and other lenders therein specified.

10.14            Term Loan Agreement, dated as of January 16,
                 1998, among the Company and certain of its subsidiaries and the lenders therein specified.

12.1             Computation of Ratio to Earnings to Fixed
                 Charges and Dividends on Preferred Stock.

27.1		 Financial Data Schedule