Form 10-Q
period 1998-03-31
HARVARD INDUSTRIES INC
filed 1998-05-15
CIK 46012

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 15, 1998
===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-Q
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                       OR

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

                                 (908)437-4100
              (Registrant's telephone number, including area code)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
      THE NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK, AS OF
                          MAY 1, 1998, WAS 7,026,437.

===============================================================================

                            HARVARD INDUSTRIES, INC.
                                     INDEX


PART I.  FINANCIAL INFORMATION:                                            PAGE
                                                                           ----
Item 1.  Financial Statements:

Consolidated Balance Sheets
         March 31, 1998 (Unaudited) and September 30, 1997 (Audited).........2

Consolidated Statements of Operations (Unaudited)
         Three and Six Months Ended March 31, 1998 and 1997..................3

Consolidated Statements of Cash Flows (Unaudited)
         Six Months Ended March 31, 1998 and 1997............................4

Notes to Consolidated Financial Statements (Unaudited).......................5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................16


PART II. OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K...................................21

SIGNATURES..................................................................22

                                       HARVARD INDUSTRIES, INC.
                                        (DEBTOR-IN-POSSESSION)
                                      CONSOLIDATED BALANCE SHEETS
                                 MARCH 31, 1998 AND SEPTEMBER 30, 1997
                                       (IN THOUSANDS OF DOLLARS)

                                                                          March 31,      September 30,
                                                                            1998             1997
                                                                        (Unaudited)        (Audited)
                                                                        -----------        ---------

ASSETS

      Current assets:

           Cash and cash equivalents .................................   $  12,289         $   9,212
           Accounts receivable, net ..................................      83,750            76,190
           Inventories ...............................................      39,911            54,218
           Prepaid expenses and other current assets .................       6,492             7,602
                                                                         ---------         ---------
                Total current assets .................................     142,442           147,222

      Property, plant and equipment, net .............................     116,656           132,266
      Intangible assets, net .........................................       3,625             4,417
      Other assets, net ..............................................      23,310            23,589
                                                                         ---------         ---------
                                                                         $ 286,033         $ 307,494
                                                                         =========         =========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

      Current liabilities:

           Current portion of Debtor-in-Possession (DIP) loans .......   $  10,347         $  36,436
           Current portion of long-term debt .........................        --               1,748
           Accounts payable ..........................................      29,941            32,267
           Accrued expenses ..........................................      83,029            72,235
           Income taxes payable ......................................       2,897             2,440
                                                                         ---------         ---------
                Total current liabilities ............................     126,214           145,126

      Liabilities subject to compromise ..............................     405,077           397,319
      DIP loans ......................................................      36,347            51,035
      Creditors Subordinated Term Loan ...............................      25,000              --
      Long-term debt .................................................        --              12,339
      Postretirement benefits other than pensions ....................      99,261            96,929
      Other liabilities ..............................................      25,474            27,237
                                                                         ---------         ---------
                Total liabilities ....................................     717,373           729,985
                                                                         ---------         ---------
      14 1/4% Pay-In-Kind Exchangeable Preferred Stock
           (Includes $10,142 of undeclared accrued dividends) ........     124,637           124,637
                                                                         ---------         ---------
      Shareholders' deficiency:

           Common Stock, $.01 par value; 15,000,000 shares authorized;
                7,026,437 shares issued and outstanding ..............          70                70
           Additional paid-in capital ................................      32,134            32,134
           Additional minimum pension liability ......................      (3,665)           (3,665)
           Foreign currency translation adjustment ...................      (2,179)           (1,930)
           Accumulated deficit .......................................    (582,337)         (573,737)
                                                                         ---------         ---------
                Total shareholders' deficiency .......................    (555,977)         (547,128)
                                                                         ---------         ---------
      Commitments and contingent liabilities
                                                                         $ 286,033         $ 307,494
                                                                         =========         =========

          See accompanying Notes to Consolidated Financial Statements

                                        HARVARD INDUSTRIES, INC.
                                         (DEBTOR-IN-POSSESSION)
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                           THREE AND SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                                               (UNAUDITED)
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      Three months ended         Six months ended
                                                    ----------------------    ----------------------
                                                    March 31,    March 31,    March 31,    March 31,
                                                      1998         1997         1998         1997
                                                    ---------    ---------    ---------    ---------
Sales ...........................................   $ 206,339    $ 209,226    $ 403,391    $ 396,487
                                                    ---------    ---------    ---------    ---------
Costs and expenses:

  Cost of sales .................................     194,091      209,972      385,813      400,434
  Selling, general and administrative ...........      15,518       14,385       25,353       24,590
  Interest expense (contractual interest of
     $13,983 and $26,741 for the three and
     six months ended March 1998, respectively) .       5,079       12,144        8,932       24,332
  Impairment of long-lived assets and
    restructuring costs .........................       5,842      134,987       10,842      134,987
  Gain on sale of operations ....................     (15,604)        --        (26,958)        --
  Amortization of goodwill ......................         396        3,828          792        7,656
  Other (income) expense, net ...................         963        1,539          971        1,797
                                                    ---------    ---------    ---------    ---------
      Total costs and expenses ..................     206,285      376,855      405,745      593,796
                                                    ---------    ---------    ---------    ---------

Income (loss) before reorganization items and
     income taxes ...............................          54     (167,629)      (2,354)    (197,309)
Reorganization items ............................       2,959         --          5,901         --
                                                    ---------    ---------    ---------    ---------
Loss before income taxes ........................      (2,905)    (167,629)      (8,255)    (197,309)
Provision for income taxes ......................         176          525          345        1,013
                                                    ---------    ---------    ---------    ---------
   Net loss .....................................   $  (3,081)   $(168,154)   $  (8,600)   $(198,322)
                                                    =========    =========    =========    =========

PIK preferred dividends and accretion
   (contractual amounts were $4,763 and $9,526
   for the three and six months ended March 1998,
   respectively) ................................   $    --      $   4,224    $    --      $   8,448
                                                    =========    =========    =========    =========
Net loss attributable to common shareholders ....   $  (3,081)   $(172,378)   $  (8,600)   $(206,770)
                                                    =========    =========    =========    =========
   Basic and diluted loss per share .............   $   (0.44)   $  (24.57)   $   (1.22)   $  (29.47)
                                                    =========    =========    =========    =========
   Weighted average number of common shares
     outstanding ................................       7,026        7,017        7,026        7,016
                                                    =========    =========    =========    =========

          See accompanying Notes to Consolidated Financial Statements

                                       HARVARD INDUSTRIES, INC.
                                        (DEBTOR-IN-POSSESSION)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                              SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                                             (UNAUDITED)
                                     (IN THOUSANDS OF DOLLARS)

                                                                              1998         1997
                                                                            ---------    ---------
Cash flows related to operating activities:

  Net loss before reorganization items ..................................   $  (2,699)   $(198,322)
  Add back (deduct) items not affecting cash and cash equivalents:
    Depreciation and amortization .......................................      16,062       34,718
    Impairment of long-lived assets and restructuring costs .............       5,842      134,987
    Gain on sale of operations ..........................................     (26,958)        --
    Loss on disposition of property, plant and equipment ................         920        1,208
    Postretirement benefits .............................................       2,332        3,499

Changes in operating assets and liabilities of operations, net of effects of divestitures and reorganization items:

    Accounts receivable .................................................     (10,905)      (1,181)
    Inventories .........................................................      12,379       (3,995
    Other current assets ................................................       1,110         (587)
    Accounts payable ....................................................      (2,123)      13,541
    Accrued expenses and income taxes payable ...........................      13,729        2,166
    Other, net ..........................................................         675        2,088
                                                                            ---------    ---------

Net cash provided by (used in) operations before reorganization items ...      10,364      (11,878)

Net cash used by reorganization items ...................................      (4,397)        --
                                                                            ---------    ---------
Net cash provided by (used in) operations ...............................       5,967      (11,878)
                                                                            ---------    ---------
Cash flows related to investing activities:

  Acquisition of property, plant and equipment ..........................      (6,403)     (20,313)
  Cash flows related to discontinued operation ..........................        --            204
  Net proceeds from sale of operations ..................................      19,428         --
  Proceeds from disposition of property, plant and equipment ............        --            395
                                                                            ---------    ---------
  Net cash provided by (used in) investing activities ...................      13,025      (19,714)
                                                                            ---------    ---------
Cash flows related to financing activities:

  Net borrowings (repayments) under DIP financing agreement .............     (38,277)      38,274
  Proceeds of Creditors Subordinated Term Loan, net of
    financing costs of $2,500 ...........................................      22,500         --
  Proceds from sale of stock and exercise of stock options ..............        --             23
  Repayments of long-term debt ..........................................         (83)        (730)
  Pension fund payments pursuant to PBGC settlement agreement ...........        --         (3,000)
  Payment of EPA settlements ............................................         (55)      (1,634)
                                                                            ---------    ---------
  Net cash provided by (used in) financing activities ...................     (15,915)      32,933
                                                                            ---------    ---------
Net increase in cash and cash equivalents ...............................       3,077        1,341

Cash and cash equivalents beginning of period ...........................       9,212        1,107
                                                                            ---------    ---------
Cash and cash equivalents end of period .................................   $  12,289    $   2,448
                                                                            =========    =========

          See accompanying Notes to Consolidated Financial Statements

                            HARVARD INDUSTRIES, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1997
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


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

NOTE 2

         On May 8, 1997, Harvard Industries, Inc. and its domestic subsidiaries (all of whom are hereinafter sometimes designated the "Debtors") filed voluntary petitions for relief under chapter 11 ("chapter 11") of the Federal bankruptcy laws in the United States Bankruptcy Court for the District of Delaware (the "Court"). Under chapter 11, holders of most claims arising prior to the filing of the petitions for relief under the Federal bankruptcy laws are stayed from collecting on such claims while the Debtors continue business operations as debtors-in-possession ("DIP"). Additional claims may arise subsequent to the filing date resulting from rejection of executory contracts, including leases. Holders of pre-petition claims secured by liens against the Debtors' assets ("secured claims") also are stayed from enforcing their rights as secured creditors without leave of the Court.

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

         The Debtors have not yet filed with the Court any plans of reorganization. Under the Bankruptcy Code, a Debtor is given an exclusive period of 120 days to file a plan of reorganization and 180 days to solicit acceptances to such plan. These periods afforded to the Debtors under the Bankruptcy Code initially expired on September 5, 1997 and November 4, 1997, respectively, and have been extended by the Court from time to time. The Court has given the Debtors until June 2, 1998 to formulate and file their plans of reorganization, and until August 1, 1998 to solicit plan acceptances thereto. The Debtors anticipate the filing of their plans of reorganization by June 2, 1998 (but the timing is not certain, and in light of this, application has been made to the Court to extend the exclusivity periods to formulate and file the plan from June 2, 1998 to and including August 1, 1998 and extend the solicitation period from August 1, 1998 to and including September 30, 1998). In the event such plans are formulated and approved by the creditors and the Court, continuation of the Debtors' business after reorganization is dependent upon the success of future operations and the ability to meet obligations as they become due. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and liquidation of liabilities in the ordinary course of business.

         However, as a result of the chapter 11 proceedings and circumstances related to this event, including the Company's highly leveraged financial structure and recurring losses from operations as reflected in the consolidated statements of operations, such realization of assets and liquidation of liabilities is subject to substantial doubt. Management is unable to predict how and when the chapter 11 proceedings or the expense associated therewith, which could be substantial, will be concluded. There can be no assurances that the liabilities of the Company will not be found in the chapter 11 proceedings to exceed the fair value of its assets. This could result in claims being provided for in the chapter 11 proceedings at less than 100% of their face value. It is impossible at this time to predict with certainty the actual recovery the creditors and shareholders will realize.

         The Company discontinued accruing interest on its 12% and 11 1/8% Notes (aggregating $300,000 of principal amount) and dividends on the PIK Preferred Stock since the date of filing under chapter 11.

NOTE 3

         In November 1997, the Company sold the Material Handling division of its Kingston-Warren subsidiary for approximately $18,000 of gross proceeds, of which $7,840 was applied to the scheduled DIP term loans quarterly payments in November 1997 and February and May 1998 and $7,840 was applied to the final installment due May 1999. The balance of the proceeds was used to reduce the DIP revolving facility. The transaction resulted in a gain on sale of approximately $11,400 in the first quarter of fiscal 1998.

         During the three months ended March 31, 1998, the Company sold its land, building and certain other assets related to the Harvard Interiors Furniture Division located in St. Louis, Missouri for $3,797. Of the proceeds, $830 was applied to the May 31, 1998 DIP quarterly term principal payment, $830 was applied to the May 8, 1999 payment and the balance to reduce the DIP revolving facility.

         In May 1998, the Company received Bankruptcy Court approval for the sale of the ESNA facility located in Union, New Jersey, for $1,900 in cash.

         Management is in the process of winding down operations at the Company's Doehler-Jarvis Toledo, Inc. subsidiary. General Motors has entered into an agreement with the Company to defray certain expenses in connection with such wind-down. The Company is also negotiating with Ford an agreement to defray certain expenses with respect to the wind-down. Ford has heretofore made a payment of $5,000 to the Company to be applied to Ford's obligation under a final negotiated transition agreement and has obtained certain assets at the facility and assumed the related lease obligation. The Company is unable at this time to estimate the net costs associated with this wind-down, but the amount is not expected to be material, giving effect to the General Motors and Ford agreements, and anticipated sale of assets.

         Condensed operating data of operations designated for sale or wind-down (Harman Automotive, Harvard Interiors, Material Handling, the Toledo facility and the Tiffin, Ohio facility of the Hayes-Albion subsidiary) are as follows:


                                Three months ended       Six months ended
                                     March 31                March 31

                                 1998        1997        1998         1997
                                 ----        ----        ----         ----

Sales                          $62,373     $60,556     $114,825     $122,027
Gross profit (loss)              1,810      (5,938)      (1,072)      (9,529)


         Improvements in operating results are primarily as a result of decreased depreciation expense due to the write down of property, plant and equipment at the Toledo facility and at Harman Automotive.

NOTE 4

         On three separate occasions in fiscal 1994, the Company became aware that certain products of its ESNA division were not manufactured and/or tested in accordance with required specifications at its Union, New Jersey and/or Pocohontas, Arkansas facility. These fastener products were sold to the United States Government and other customers for application in the construction of aircraft engines and air frames. In connection therewith, the Company notified the Department of Defense Office of Inspector General ("DoD/OIG") and, upon request, was admitted into the Voluntary Disclosure Program of the Department of Defense (the "ESNA matter"). The ultimate costs of disposition of the ESNA matter, as well as the required funding of such costs, are dependent upon future events, the outcomes of which are not determinable at the present time, including the Company receiving favorable consideration from the government as a result of admission into the Voluntary Disclosure Program. Such outcomes could have a material adverse effect on the Company's financial condition, results of operations and/or liquidity. If it is ultimately determined that the deviations from specifications and certifications made in connection therewith constitute violations of various statutory and regulatory provisions, the Company may, among other things, be subject to criminal prosecution, treble damages and penalties under the Civil False Claims Act or the Racketeer Influenced and Corrupt Organization Act ("RICO"), as well as administrative sanctions, such as debarment from future government contracting. The Company is unable to determine the effect, if any, of the bankruptcy filing on the ESNA matter.

NOTE 5

         The Company failed to meet the fixed charge ratio financial covenant in connection with its DIP financing agreement during October and November 1997, and on December 29, 1997 obtained a waiver of such default from its lenders. On December 29, 1997, the Company entered into Amendment No. 1 Waiver and Consent (the "Amendment") to Post-Petition Loan and Security Agreement with its lenders whereby the lenders from December 29, 1997 waived all defaults or events of default which have occurred prior to such date from the failure to comply with the above financial covenant. The lenders also entered into the Amendment to replace the fixed charge ratio covenant with monthly consolidated EBITDA and consolidated tangible net worth covenants, commencing calculations at December 31, 1997. The Amendment requires the lenders' consent for capital expenditures in excess of $30,000 for the year ending September 30, 1998. The Company was in compliance with the EBITDA and consolidated tangible net worth covenants at March 31, 1998.

         The Company also entered into Amendment No. 2 and Consent to the Post-petition Loan and Security Agreement, dated January 27, 1998 (the "Amended DIP Financing Agreement"), pursuant to which the lenders have consented to the term loan, discussed in Note 7, the creation of subordinated liens thereunder and to certain asset sales. In addition, the Amended DIP Financing Agreement presently provides for an availability reserve of $5,000 and will be eliminated upon the receipt by the lenders of not less than $15,000 from the sale or other disposition of the Toledo facility. The Company is required to use the Toledo fixed asset proceeds to prepay remaining installments, 50% in direct order and 50% in inverse order of their maturities.

         The term of the amended DIP Facility is the earlier of (i) May 8, 1999 or (ii) the date the line of credit is terminated, or (iii) the earlier of the effective date a Plan of Reorganization is confirmed by an order of the bankruptcy court or the date on which any distributions are made under a Plan of Reorganization that is confirmed by order of a bankruptcy court.

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

         The lenders have consented to certain minimum realizations from future asset sales, as follows: not less than $2,000 with respect to the sale of Harman Automotive, not less than $15,000 with respect to the sale or disposition of Toledo, and not less than $2,000 with respect to the sale of Harvard Interiors, all with prepayments of indebtedness to be effected in the manner set forth above. There is no assurance that such minimum realizations will be obtained.

         The Company entered into Amendment No. 3 to the Post-Petition Loan and Security Agreement, dated as of April 30, 1998, extending to May 31, 1998, the date upon which an agreement with Ford regarding the wind down of the Toledo facility is required to be approved by the Court.

NOTE 6

         During the three months ended December 31, 1997, the Company recorded a $5,000 restructuring charge representing estimated shutdown costs, of which $2,500 related primarily to severance and moving costs associated with the move of the corporate headquarters from Tampa, Florida to Lebanon, New Jersey and approximately $2,500 was accrued for two senior executive officers to induce them to stay until the earlier of (i) the date of consummation of the plan of reorganization, plus, if requested by the Board, up to an additional 60 days beyond such date, (ii) the date of termination by the executive for good reason, death, disability or retirement or (iii) the termination by the Company of the executive's employment for any reason.

         During the three months ended March 31, 1998, the Company recorded a charge of $5,842 consisting of the impairment of the property, plant and equipment of the Tiffin plant, which is being considered for sale or wind down, and the equipment and tooling for a platform that is being discontinued earlier than planned.

NOTE 7

         The Company entered into a Term Loan Agreement dated as of January 16, 1998 for a $25,000 postpetition term loan facility which is subordinated to the security interests under the existing DIP loans. The loan is payable May 8, 1999 or the date the existing DIP loan is terminated and bears interest at a rate per annum equal to the greater of (i) the highest per annum interest rate for term loans and revolving credit loans under the existing DIP loans plus
3% or (ii) 13%. The net proceeds of $22,500 from the loan were used to reduce the current balance of the revolver portion of the DIP loans. The financing costs of $2,500 were charged to interest expense.

NOTE 8

         Basic and diluted loss per share are computed by dividing net loss after deducting accrued dividends and accretion related to PIK Preferred Stock by the weighted average number of common shares outstanding. Options to purchase 836,571 shares of common stock are outstanding at March 31, 1998. No consideration was given in either period to equivalent shares related to stock options since such assumed exercise would be anti-dilutive.

NOTE 9

         The Company is also a party to various claims and routine litigation arising in the normal course of its business. Based on information currently available, management of the Company believes, after consultation with legal counsel, that the result of such claims and litigation, except for the uncertainties related to ESNA discussed in Note 4, will not have a material adverse effect on the financial position or results of operations of the Company.

NOTE 10

         Income tax rates result principally from having operating profit in Canada and an operating loss in the U.S. for which benefit was not recognized.

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

         The following condensed consolidating information presents:

         1. Condensed balance sheets as of March 31, 1998 and September 30, 1997 and condensed statements of operations and cash flows for the six months ended March 31, 1998 and 1997.

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

         5. The Parent Company, pursuant to the terms of an interest bearing note with Guarantor Subsidiaries, has included in their allocation of expenses, interest expense for the six months ended March 31, 1998 and 1997.

         The Company believes that providing the following condensed consolidating information is of material interest to investors in the Notes and has not presented separate financial statements for each of the Guarantors because it was deemed that such financial statements would not provide the investor with any material additional information.

                                                 HARVARD INDUSTRIES, INC.
                                                  (DEBTOR-IN-POSSESSION)
                                               CONSOLIDATING BALANCE SHEETS
                                                      MARCH 31, 1998
                                                       (UNAUDITED)
                                                (IN THOUSANDS OF DOLLARS)

                                                               Combined        Combined
                                               Parent          Guarantor     Non-Guarantor
                                               Company       Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                               -------       ------------    ------------    ------------    ------------
ASSETS
Current assets:

  Cash and cash equivalents ...............   $   2,849       $   9,904       $    (464)       $    --         $  12,289
  Accounts receivable, net ................         963          78,174           4,613             --            83,750
  Inventories .............................         478          38,770             663             --            39,911
  Prepaid expenses and other current assets       2,181           4,319              (8)            --             6,492
                                              ---------       ---------       ---------        ---------       ---------
    Total current assets ..................       6,471         131,167           4,804             --           142,442
Investment in subsidiaries ................     (52,888)         11,626            --             41,262            --
Property, plant and equipment, net ........       3,667         104,721           8,268             --           116,656
Intangible assets, net ....................        --             3,625            --               --             3,625
Intercompany receivables ..................     506,817         261,287          12,155         (780,259)           --
Other assets, net .........................      21,366           1,944            --               --            23,310
                                              ---------       ---------       ---------        ---------       ---------
                                              $ 485,433       $ 514,370       $  25,227        $(738,997)      $ 286,033
                                              =========       =========       =========        =========       =========
LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIENCY)

Current liabilities:

  Current portion of DIP loans ............   $     237       $  10,110       $    --          $    --         $  10,347
  Accounts payable ........................        --            27,765           2,176             --            29,941
  Accrued expenses ........................      21,442          61,577              10             --            83,029
  Income taxes payable ....................         167           1,815             915             --             2,897
                                              ---------       ---------       ---------        ---------       ---------
      Total current liabilities ...........      21,846         101,267           3,101             --           126,214
Liabilities subject to compromise .........     325,757(a)       79,320            --               --           405,077
DIP loans .................................                      36,347            --               --            36,347
Creditors Subordinated Term Loan ..........      25,000            --              --               --            25,000
Postretirement benefits other than pensions        --            99,261            --               --            99,261
Intercompany payables .....................     543,448         227,269           9,542         (780,259)           --
Other liabilities .........................         722          23,794             958             --            25,474
                                              ---------       ---------       ---------        ---------       ---------
       Total liabilities ..................     916,773         567,258          13,601         (780,259)        717,373
                                              ---------       ---------       ---------        ---------       ---------
PIK Preferred Stock .......................     124,637            --              --               --           124,637
                                              ---------       ---------       ---------        ---------       ---------
Shareholders' equity (deficiency):
  Common stock and additional
    paid-in-capital .......................      32,204          73,054              10          (73,064)         32,204
  Additional minimum pension liability ....      (3,665)         (3,659)           --              3,659          (3,665)
  Foreign currency translation adjustment .      (2,179)         (2,179)         (2,179)           4,358          (2,179)
  Retained earnings (deficiency) ..........    (582,337)       (120,104)         13,795          106,309        (582,337)
                                              ---------       ---------       ---------        ---------       ---------
    Total shareholders' equity (deficiency)    (555,977)        (52,888)         11,626           41,262        (555,977)
                                              ---------       ---------       ---------        ---------       ---------
                                              $ 485,433       $ 514,370       $  25,227        $(738,997)      $ 286,033
                                              =========       =========       =========        =========       =========

(a)   Includes $309,728 senior notes payable and accrued interest which are subject to the guaranty of the combined guarantor subsidiaries.

                                                            10

                                                 HARVARD INDUSTRIES, INC.
                                                  (DEBTOR-IN-POSSESSION)
                                               CONSOLIDATING BALANCE SHEETS
                                                    SEPTEMBER 30, 1997
                                                       (UNAUDITED)
                                                (IN THOUSANDS OF DOLLARS)

                                                               Combined       Combined
                                               Parent          Guarantor    Non-Guarantor
                                               Company       Subsidiaries    Subsidiaries    Eliminations   Consolidated
                                               -------       ------------    ------------    ------------   ------------
ASSETS
Current assets:

  Cash and cash equivalents ...............   $   3,324       $   5,376        $     512      $    --        $   9,212
  Accounts receivable, net ................       2,795          71,355            2,040           --           76,190
  Inventories .............................       2,475          50,662            1,081           --           54,218
  Prepaid expenses and other current assets       1,698           5,904             --             --            7,602
                                              ---------       ---------        ---------      ---------      ---------
    Total current assets ..................      10,292         133,297            3,633           --          147,222
Investment in subsidiaries ................     (48,751)         12,138             --           36,613           --
Property, plant and equipment, net ........       3,878         119,164            9,224           --          132,266
Intangible assets, net ....................        --             4,417             --             --            4,417
Intercompany receivables ..................     240,542         276,424            9,483       (526,449)          --
Other assets, net .........................      20,164           3,425             --             --           23,589
                                              ---------       ---------        ---------      ---------      ---------
                                              $ 226,125       $ 548,865        $  22,340      $(489,836)     $ 307,494
                                              =========       =========        =========      =========      =========
LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIENCY)

Current liabilities:

  Current portion of DIP loans ............   $     867       $  35,569        $    --        $    --        $  36,436
  Current portion of long-term debt .......        --             1,748             --             --            1,748
  Accounts payable ........................         228          30,214            1,825           --           32,267
  Accrued expenses ........................      16,088          55,959              188           --           72,235
  Income taxes payable ....................      (1,751)          1,246            2,945           --            2,440
                                              ---------       ---------        ---------      ---------      ---------
      Total current liabilities ...........      15,432         124,736            4,958           --          145,126
Liabilities subject to compromise .........     317,508(a)       79,742               69           --          397,319
DIP loans .................................         705          50,330             --             --           51,035
Long-term debt ............................        --            12,339             --             --           12,339
Postretirement benefits other than pensions        --            96,929             --             --           96,929
Intercompany payables .....................     311,955         210,284            4,210       (526,449)          --
Other liabilities .........................       3,016          23,256              965           --           27,237
                                              ---------       ---------        ---------      ---------      ---------
       Total liabilities ..................     648,616         597,616           10,202       (526,449)       729,985
                                              ---------       ---------        ---------      ---------      ---------
PIK Preferred Stock .......................     124,637            --               --             --          124,637
                                              ---------       ---------        ---------      ---------      ---------
Shareholders' equity (deficiency):
  Common stock and additional
    paid-in-capital .......................      32,204          73,054               10        (73,064)        32,204
  Additional minimum pension liability ....      (3,665)         (3,659)            --            3,659         (3,665)
  Foreign currency translation adjustment .      (1,930)         (1,930)          (1,930)         3,860         (1,930)
  Retained earnings (deficiency) ..........    (573,737)       (116,216)          14,058        102,158       (573,737)
                                              ---------       ---------        ---------      ---------      ---------
    Total shareholders' equity (deficiency)    (547,128)        (48,751)          12,138         36,613       (547,128)
                                              ---------       ---------        ---------      ---------      ---------
                                              $ 226,125       $ 548,865        $  22,340      $(489,836)     $ 307,494
                                              =========       =========        =========      =========      =========

(a)   Includes $309,728 senior notes payable and accrued interest which are subject to the guaranty of the combined guarantor subsidiaries.


                                              HARVARD INDUSTRIES, INC.
                                               (DEBTOR-IN-POSSESSION)
                                       CONSOLIDATING STATEMENTS OF OPERATIONS
                                           SIX MONTHS ENDED MARCH 31, 1998
                                                     (UNAUDITED)
                                              (IN THOUSANDS OF DOLLARS)

                                                        Combined         Combined
                                          Parent        Guarantor      Non-Guarantor
                                          Company     Subsidiaries     Subsidiaries     Elimination     Consolidated
                                          -------     ------------     ------------     -----------     ------------
Sales ...............................     $   7,533      $ 386,798      $   9,060        $    --          $ 403,391
                                          ---------      ---------      ---------        ---------        ---------
Costs and expenses:

  Cost of sales .....................         7,523        370,009          8,281             --            385,813
  Selling, general and administrative         4,095         21,108            150             --             25,353
  Interest expense ..................         3,295          5,630              7             --              8,932
  Impairment of long-lived assets
   and restructuring costs ..........         5,000          5,842           --               --             10,842
  Gain on sale of operations ........        (1,605)       (25,353)          --               --            (26,958)
  Amortization of goodwill ..........          --              792           --               --                792
  Other (income) expense, net .......          (860)         1,626            205             --                971
  Equity in loss of subsidiaries ....         3,468            263           --             (3,731)            --
  Allocated expenses ................       (10,760)        10,080            680             --               --
                                          ---------      ---------      ---------        ---------        ---------
      Total costs and expenses ......        10,156        389,997          9,323           (3,731)         405,745
                                          ---------      ---------      ---------        ---------        ---------
Loss before reorganization items and
  income taxes ......................        (2,623)        (3,199)          (263)           3,731           (2,354)

Reorganization items ................         5,977            (76)          --               --              5,901
                                          ---------      ---------      ---------        ---------        ---------
Loss before income taxes ............        (8,600)        (3,123)          (263)           3,731           (8,255)

Provision for income taxes ..........          --              345           --               --                345
                                          ---------      ---------      ---------        ---------        ---------
   Net loss .........................     $  (8,600)     $  (3,468)     $    (263)       $   3,731        $  (8,600)
                                          =========      =========      =========        =========        =========

                                              HARVARD INDUSTRIES, INC.
                                               (DEBTOR-IN-POSSESSION)
                                       CONSOLIDATING STATEMENTS OF OPERATIONS
                                           SIX MONTHS ENDED MARCH 31, 1997
                                                     (UNAUDITED)
                                              (IN THOUSANDS OF DOLLARS)

                                                        Combined         Combined
                                          Parent        Guarantor      Non-Guarantor
                                          Company     Subsidiaries     Subsidiaries     Elimination     Consolidated
                                          -------     ------------     ------------     -----------     ------------
Sales ...............................   $  11,367       $ 371,849       $  13,271        $    --         $ 396,487
                                        ---------       ---------       ---------        ---------       ---------
Costs and expenses:

  Cost of sales .....................      12,081         376,442          11,911             --           400,434
  Selling, general and administrative       9,092          15,498            --               --            24,590
  Interest expense ..................      18,740           5,458             134             --            24,332
  Amortization of goodwill ..........        --             7,656            --               --             7,656
  Impairment of long-lived assets ...        --           134,987            --               --           134,987
  Other (income) expense, net .......         593           1,190              14             --             1,797
  Equity in loss of subsidiaries ....     179,954               3            --           (179,957)           --
  Allocated expenses ................     (10,771)          9,912             859             --              --
                                        ---------       ---------       ---------        ---------       ---------
      Total costs and expenses ......     209,689         551,146          12,918         (179,957)        593,796
                                        ---------       ---------       ---------        ---------       ---------
Income (loss) before income taxes ...    (198,322)       (179,297)            353          179,957        (197,309)
Provision for income taxes ..........        --               657             356             --             1,013
                                        ---------       ---------       ---------        ---------       ---------
   Net income (loss) ................   $(198,322)      $(179,954)      $      (3)       $ 179,957       $(198,322)
                                        =========       =========       =========        =========       =========

                                                      HARVARD INDUSTRIES, INC.
                                                       (DEBTOR-IN-POSSESSION)
                                               CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                  SIX MONTHS ENDED MARCH 31, 1998
                                                            (UNAUDITED)
                                                     (IN THOUSANDS OF DOLLARS)


                                                                              Combined        Combined
                                                                 Parent       Guarantor     Non-Guarantor
                                                                 Company    Subsidiaries    Subsidiaries   Elimination  Consolidated
                                                                 -------    ------------    ------------   -----------  ------------
Cash flows related to operating activities:

  Net loss before reorganization items ......................   $ (7,623)     $ (3,544)     $   (263)       $  8,731      $ (2,699)
  Add back (deduct) items not affecting
   cash and cash equivalents:

    Equity in (income) loss of subsidiaries .................      8,468           263          --            (8,731)         --
    Depreciation and amortization ...........................        918        14,397           747            --          16,062
    Impairment of long-lived assets and restructuring costs .       --           5,842          --              --           5,842
    Gain on sale of operations ..............................     (1,605)      (25,353)         --              --         (26,958)
    Loss on disposition of property, plant and
     equipment ..............................................        283           436           201            --             920
    Postretirement benefits .................................       --           2,332          --              --           2,332
Changes in operating assets and liabilities, net of effects
   from reorganization items:
    Accounts receivable .....................................      1,832       (10,164)       (2,573)           --         (10,905)
    Inventories .............................................      1,439        10,522           418            --          12,379
    Other current assets ....................................       (483)        1,585             8            --           1,110
    Accounts payable ........................................       (228)       (2,246)          351            --          (2,123)
    Accrued expenses and income taxes payable ...............     11,835         4,171        (2,277)           --          13,729
    Other, net ..............................................     (2,693)        3,442           (74)           --             675
                                                                --------      --------      --------        --------      --------
Net cash provided by (used in) operations before
     reorganization items ...................................     12,143         1,683        (3,462)           --          10,364

Net cash provided by (used in) reorganization items .........     (4,473)           76          --              --          (4,397)
                                                                --------      --------      --------        --------      --------
Net cash provided by (used in) operations ...................      7,670         1,759        (3,462)           --           5,967
                                                                --------      --------      --------        --------      --------

Cash flows related to investing activities:

  Acquisition of property, plant and equipment ..............        (65)       (6,164)         (174)           --          (6,403)
  Net proceeds from sale of operations ......................      3,037        16,391          --              --          19,428
                                                                --------      --------      --------        --------      --------
Net cash provided by (used in) investing activities .........      2,972        10,227          (174)           --          13,025
                                                                --------      --------      --------        --------      --------
Cash flows related to financing activities:
  Net borrowings (repayments) under DIP financing agreement .     (1,335)      (36,942)         --              --         (38,277)
  Proceeds of Creditors Subordinated Term Loan, net of
    financing costs of $2,500 ...............................     22,500          --            --              --          22,500
  Repayments of long-term debt ..............................       --             (83)         --              --             (83)
  Payment of EPA settlements ................................       --             (55)         --              --             (55)
  Net changes in intercompany balances ......................    (32,282)       29,622         2,660            --            --
                                                                --------      --------      --------        --------      --------
Net cash provided by (used in) financing activities .........    (11,117)       (7,458)        2,660            --         (15,915)
                                                                --------      --------      --------        --------      --------
Net increase (decrease) in cash and cash equivalents ........       (475)        4,528          (976)           --           3,077

Cash and cash equivalents :

  Beginning of period .......................................      3,324         5,376           512            --           9,212
                                                                --------      --------      --------        --------      --------
  End of period .............................................   $  2,849      $  9,904      $   (464)       $   --        $ 12,289
                                                                ========      ========      ========        ========      ========

                                                      HARVARD INDUSTRIES, INC.
                                                       (DEBTOR-IN-POSSESSION)
                                               CONSOLIDATING STATEMENT OF CASH FLOWS
                                                  SIX MONTHS ENDED MARCH 31, 1997
                                                            (UNAUDITED)
                                                     (IN THOUSANDS OF DOLLARS)


                                                                              Combined       Combined
                                                                 Parent       Guarantor    Non-Guarantor
                                                                 Company    Subsidiaries   Subsidiaries  Elimination   Consolidated
                                                                 -------    ------------   ------------  -----------   ------------
Cash flows related to operating activities:
  Net (loss) .................................................   $(198,322)   $(179,954)   $      (3)     $ 179,957    $(198,322)
  Add back (deduct) items not affecting
   cash and cash equivalents:
    Equity in loss of subsidiaries ...........................     179,954            3         --         (179,957)        --
    Depreciation and amortization ............................       1,500       32,635          583           --         34,718
    Impairment of long-lived assets ..........................        --        134,987         --             --        134,987
    Loss on disposition of property, plant and
     equipment and property held for sale ....................        --          1,208         --             --          1,208
    Postretirement benefits ..................................        --          3,499         --             --          3,499
Changes in operating assets and liabilities :
    Accounts receivable ......................................       2,938       (3,885)        (234)          --         (1,181)
    Inventories ..............................................       1,814       (5,242)        (567)          --         (3,995)
    Other current assets .....................................        (921)         332            2           --           (587)
    Accounts payable .........................................      (1,359)      15,238         (338)          --         13,541
    Accrued expenses and income taxes payable ................         179        2,451         (464)          --          2,166
    Other, net ...............................................       2,320        (190)          (42)          --          2,088
                                                                 ---------    ---------    ---------      ---------    ---------
Net cash provided by (used in) operations ....................     (11,897)       1,082       (1,063)          --        (11,878)
                                                                 ---------    ---------    ---------      ---------    ---------
Cash flows related to investing activities:
  Acquisition of property, plant and equipment ...............          (3)     (19,010)      (1,300)          --        (20,313)
  Proceeds to date from sale of discontinued operations ......        --           --           --             --           --
  Cash flows related to net assets of discountinued operations         204         --           --             --            204
  Proceeds from disposition of property,
    plant and equipment ......................................        --            395         --             --            395
                                                                 ---------    ---------    ---------      ---------    ---------
Net cash used in investing activities ........................         201     (18,615)      (1,300)           --        (19,714)
                                                                 ---------    ---------    ---------      ---------    ---------
Cash flows related to financing activities:
  Net borrowings under financing/credit agreement ............       2,266       36,008         --             --         38,274
  Proceeds from sale of stock/exercise of stock options ......          23         --           --             --             23
  Repayments of long-term debt ...............................        (730)        --           --             --           (730)
  Pension fund payment pursuant to PBGC settlement agreement .      (3,000)        --           --             --         (3,000)
  Payment of EPA settlements .................................      (1,007)        (627)        --             --         (1,634)
  Net changes in intercompany balances .......................      15,807      (19,775)       3,968           --           --
                                                                 ---------    ---------    ---------      ---------    ---------
Net cash provided by financing activities ....................      13,359       15,606        3,968           --         32,933
                                                                 ---------    ---------    ---------      ---------    ---------
Net increase (decrease) in cash and cash equivalents .........       1,663       (1,927)       1,605           --          1,341

Cash and cash equivalents :
  Beginning of period ........................................      (1,655)       4,367       (1,605)          --          1,107
                                                                 ---------    ---------    ---------      ---------    ---------
  End of period ..............................................   $       8    $   2,440    $    --        $    --      $   2,448
                                                                 =========    =========    =========      =========    =========

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

         Forward-looking statements are inherently subject to risks and uncertainties, including, but not limited to, product demand, pricing, market acceptance, risk of dependence on third party suppliers, intellectual property rights and litigation, risks in product and technology development and other risk factors detailed in the Company's Securities and Exchange Commission filings, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Quarterly Report, particularly in the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include unanticipated increases in launch and other operating costs, a reduction and inconsistent demand for passenger cars and light trucks, labor disputes, capital requirements, adverse weather conditions, the inability to consummate successfully negotiations looking towards defraying certain costs in connection with the wind-down of the Toledo, Ohio facility, unanticipated developments in the bankruptcy proceedings and the impact thereof, as well as other pending litigation, and increases in borrowing costs.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31,1997

         Sales. Consolidated sales decreased $2,887 from $209,226 to $206,339, or 1.4%. Aggregate sales for Harman Automotive, the furniture product line of Harvard Interiors, Toledo, Tiffin and the Material Handling Division of Kingston-Warren ("Operations designated for sale or wind-down") increased $1,817 from $60,556 to $62,373, primarily due to higher tooling sales as a result of the shut-downs. The remaining operations' sales decreased $4,704 from $148,670 to $143,966 due to lower volumes.

         Gross Profit. The consolidated gross profit expressed as a percentage of sales (the "gross profit margin") increased from (0.4%) to 5.9%, or $12,994. The gross profit (loss) for Operations designated for sale or wind-down amounted to $1,810 and $(5,938) in 1998 and 1997, respectively. The improvement was due mainly to a decrease of approximately $3,700 in depreciation resulting from the write-down of certain property, plant and equipment in the fourth quarter of 1997 at Toledo and favorable impact due to Toledo being reimbursed for certain costs and expenses resulting from the wind-down agreements signed and or expected to be signed. The increase in gross profit for the remaining operations was mainly due to improved operating efficiencies and approximately $2,400 from decreases in depreciation resulting from the 1997 write-down of certain property, plant and equipment at the other operations of Doehler-Jarvis.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $14,385 to $15,518. The increase reflects a $5,000 charge for the purchase and implementation of information systems and technology which, upon completion, is expected to make the Company's systems year 2000 compliant, offset by the prior period's charge of $4,000 related to the termination and consulting and release agreement of a former executive.

          Interest Expense. Interest expense decreased from $12,144 to $5,079. However, but for giving effect to the discontinuance of accruing interest on the senior notes of $8,904 from the date of filing of chapter 11, interest expense would have increased by $1,839. This increase resulted from expensing $2,500 of financing fees relating to the post-petition term loan facility offset partially by lower borrowing levels.

         Amortization of Goodwill. The decrease of $3,432 in goodwill amortization occurred because goodwill related to the acquisition of Doehler-Jarvis ceased March 31, 1997, when such goodwill was written-off as impaired.

         Impairment of Long-Lived Assets. In March 1998, substantially all the property, plant and equipment at Hayes-Albion's Tiffin, Ohio facility and equipment and tooling for a platform that is being discontinued earlier than planned were written-off as impaired compared to the 1997 quarter's charge of $134,987 for impairment of long-lived assets at several subsidiaries.

         Gain on Sale of Operations. This includes the gain on the sale of the land, building and certain other assets of the Harvard Interiors' St. Louis facility and the transfer of certain assets at the Toledo facility and related lease obligations to a third party.

         Other (Income) Expense, Net. The decrease of $576 was mainly due to a decrease in the loss on disposal of machinery and equipment.

         Reorganization Items. These costs represent mainly professional fees incurred in connection with the bankruptcy proceedings.

         Provision for Income Taxes. The decrease in the provision for income taxes resulted from a decrease in operating profit in Canada.

         Net Loss. The net loss decreased from $168,154 to $3,081 for the reasons described above.

Six Months Ended March 31, 1998 Compared to Six Months Ended March 31,1997

         Sales. Consolidated sales increased $6,904 from $396,487 to $403,391, or 1.7%. Aggregate sales for the Operations designated for sale or wind-down decreased approximately $7,202 from $122,027 to $114,825, related to the wind-down. The remaining operations' sales increased $14,106 from $274,460 to $288,566 due primarily to higher volumes and the pass-through of $2,995 of aluminum costs which represent higher average aluminum costs in 1998.

         Gross Profit. The consolidated gross profit expressed as a percentage of sales (the "gross profit margin") increased from (1.0%) to 4.4%, or $21,525. The gross loss for Operations designated for sale or wind-down amounted to $(1,072) and $(9,529) in 1998 and 1997, respectively. The improvement was due mainly to a decrease of approximately $7,400 in depreciation resulting from the write-down of certain Toledo property, plant and equipment in the fourth quarter of 1997 and favorable impact due to Toledo being reimbursed for certain costs and expenses resulting from the wind down agreements signed and or expected to be signed. The increase in gross profit for the remaining operations was mainly due to increased volume, improved operating efficiencies and approximately $4,800 from decreases in depreciation resulting from the 1997 write-down of certain property, plant and equipment at the other operations of Doehler-Jarvis.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $24,590 to $25,353. The increase reflects a $5,000 charge for the purchase and implementation of information systems and technology which, upon completion, is expected to make the Company's systems year 2000 compliant, offset by the prior period's charge of $4,000 relating to the termination and consulting and release agreement of a former executive.

         Interest Expense. Interest expense decreased from $24,332 to $8,932. However, but for giving effect to the discontinuance of accruing interest on the senior notes of $17,809 from the date of the chapter 11 filing, interest expense would have increased by $2,409. This increase resulted from the expensing of financing fees relating to the post-petition term loan facility.

         Amortization of Goodwill. The decrease of $6,864 in goodwill amortization occurred because goodwill related to the acquisition of Doehler-Jarvis ceased March 31, 1997, when such goodwill was written-off as impaired.

         Impairment of Long-Lived Assets and Restructuring Costs. During the six months ended March 31, 1998, the Company recorded $5,000 in restructuring charges representing estimated shutdown and relocation costs of $2,500, relating primarily to severance and moving costs associated with the move of the corporate headquarters from Tampa, Florida to Lebanon, New Jersey, and approximately $2,500 was accrued for two senior executive officers to induce them to stay until the earliest of (i) the date of consummation of the plan of reorganization, plus, if requested by the Board, up to an additional 60 days beyond such date, (ii) the date of termination by the executive for good reason, death, disability or retirement or (iii) the termination by the Company of the executive's employment for any reason. In addition, the Company wrote-off as impaired substantially all the property, plant and equipment at Hayes-Albion's Tiffin, Ohio facility and the equipment and tooling for a platform that is being discontinued earlier than planned. During the six months ended March 31, 1997, a charge of $134,987 was recorded for the impairment of long-lived assets at several subsidiaries.

         Gain on Sale of Operations. This includes a gain on the sale of the Material Handling division of the Company's Kingston-Warren subsidiary, a gain on the sale of the land, building and certain other assets of the Harvard Interiors' St. Louis facility of $1,605 and a gain of $13,999 on the transfer of certain assets at the Toledo facility and their related lease obligations to a third party.

         Other (Income) Expense, Net. The decrease of $826 was mainly due to a decrease in the loss on disposal of machinery and equipment.

         Reorganization Items. These costs represent mainly professional fees incurred in connection with the bankruptcy proceedings.

         Provision for Income Taxes. The decrease in the provision for income taxes resulted from a decrease in operating profit in Canada.

         Net Loss. The net loss decreased from $198,322 to $8,600 for the reasons described above.


LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended March 31, 1998, the Company had cash flow from operations of $5,967 as compared with a negative cash flow from operations of $11,878 for the six months ended March 31, 1997. The 1998 cash flows improved due to increased profit margins, lower inventory levels and the timing of payments, but were negatively affected by payments of reorganization items and advance and accelerated payments to post-petition suppliers. The cash flow from operations in 1998, together with the proceeds of $19,428 from the sale of operations and the $22,500 proceeds from the creditors subordinated term loan was used primarily to fund capital expenditures of $6,403 and to repay DIP financing activities amounting to $38,277.

         Projected cash flows for the year ending September 30, 1998 contemplate spending $15,000 in reorganization items, $15,000 in restructuring charges and approximately $6,000 for new systems that are anticipated to make the Company's systems year 2000 compliant prior to the year 2000, resulting in negative cash flow from continuing operations. Additionally, capital expenditures of $30,000 are contemplated for the year ending September 30, 1998. The Company, therefore, entered into a Term Loan Agreement, dated as of January 16, 1998, for a $25,000 post-petition term loan facility to allow greater borrowing availability for its ongoing operations. This facility is subordinated to the security interests under the existing DIP loans, is payable the earlier of May 8, 1999 or the date the existing DIP loan is terminated and bears interest at a rate per annum equal to the greater of (i) the highest per annum interest rate for term loans and revolving credit loans under the existing DIP loans plus 3% or (ii) 13%. The Company was required to pay facility and funding fees aggregating $2,500. The net proceeds were used to reduce the current balance of the revolver portion of the DIP loans.

         The Company did not meet the fixed charge ratio financial covenant of its DIP Facility during the months of October and November 1997. On
December 29, 1997, the Company entered into Amendment No. 1 Waiver and Consent (the "Amendment") to Post-Petition Loan and Security Agreement with its lenders whereby the lenders from December 29, 1997 waived all defaults or events of default which have occurred prior to such date from the failure to comply with the above financial covenant. The lenders also entered into the Amendment to replace the fixed charge ratio covenant with monthly consolidated EBITDA and consolidated tangible net worth covenants commencing calculations at December 31, 1997. The Amendment requires the lenders' consent for capital expenditures in excess of $30,000 for the year ending September 30, 1998. The Company was in compliance with the EBITDA and consolidated tangible net worth covenants at March 31, 1998.

         The Company also entered into Amendment No. 2 and Consent to the Post-Petition Loan and

Security Agreement, dated as of January 27, 1998, pursuant to which the lenders have consented to the term loan, discussed above, the creation of subordinated liens thereunder and to certain asset sales. In addition, the Amended DIP Financing Agreement presently provides for an availability reserve of $5,000 and will be eliminated upon the receipt by the lenders of not less than $15,000 from the sale or other disposition of the Toledo facility. The Company is to use the Toledo proceeds to prepay remaining installments, 50% in direct order and 50% in inverse order of their maturities.

         As of May 8, 1998, the Company had availability to borrow funds in the amount of $54,000 pursuant to the DIP revolving credit facility; at March 31, 1998 and May 8, 1998, the revolving credit facility had less than $1,000 outstanding.

         The Company is not permitted to borrow any money for funding any costs or expenses incurred in connection with the closing of the Doehler-Jarvis Toledo facility under both the DIP loan agreement and the subordinated loan agreement unless reimbursed or anticipated to be reimbursed. It is contemplated that the costs and expenses of the wind-down of the Doehler-Jarvis Toledo facility will be borne by two major customers. One definitive agreement has been reached and negotiations are currently being conducted to effect the second customer's agreement. Definitive agreements reflecting such obligations are subject to the consent of the DIP lenders, the Bankruptcy Court and the Toledo unions.

         ESNA. The Company believes that the 1998 estimated costs of the ESNA matter, exclusive of possible fines, damages and penalties, if any, will not be material. Such costs relate to carrying costs of the Union, N.J. facility and costs associated with the Company's ongoing participation in the Department of Defense Voluntary Disclosure Program. However, the ultimate cost of disposition of this matter, as well as the required funding of such costs, depends upon future events, the outcomes of which are not determinable at the present time, including the Company receiving favorable consideration from the government as a result of its admission into the Voluntary Disclosure Program. Such outcomes could have a material adverse effect on the Company's financial condition, results of operations and/or liquidity. If it is ultimately determined that the deviation from specifications and certifications made in connection therewith constitute violations of various statutory and regulatory provisions, the Company may, among other things, be subject to criminal prosecution, treble damages and penalties under the Civil False Claims Act or Racketeer Influenced and Corrupt Organization Act, as well as administrative sanctions, such as debarment from future government contracting. The Company is unable to determine the effect, if any, of the bankruptcy filing on the ESNA matter.

         Year 2000 Compliance. Certain of the Company's information systems are not presently compliant with the requirements of the year 2000. The Company has committed the resources necessary to ensure that its critical information systems and technology infrastructure are "Year 2000 Compliant" before transactions for the year 2000 are expected. Certain of the Company's systems will be replaced with an "Enterprise Resource Planning" (ERP) solution, which the Company intends to implement shortly, and will be Year 2000 compliant and provide the Company with significantly enhanced manufacturing and business systems capability.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits:

         10.15 Amendment No. 3 to Post-Petition Loan and Security Agreement, dated as of April 30, 1998, among the Company and certain of its subsidiaries and The CIT Group/Business Credit, Inc. and other lenders therein specified.

         12.1 Computation of Ratio of Earnings to Fixed Charges and Dividends on Preferred Stock.

    (b)  Reports on Form 8-K:

         None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                            HARVARD INDUSTRIES, INC.
                                            (Registrant)

              May 15, 1998                  BY /s/ Roger G. Pollazzi
              -------------                 -----------------------------------
                                                   Roger G. Pollazzi
                                                Chief Operating Officer



              May 15, 1998                  BY /s/ Joseph J. Gagliardi
              -------------                 -----------------------------------
                                                   Joseph J. Gagliardi
                                            Senior Vice President Finance and
                                                 Chief Financial Officer
                                              (Principal Financial Officer)

                                 EXHIBIT INDEX


EXHIBIT NO.                       DESCRIPTION                          PAGE NO.


   10.15         Amendment No. 3 to Post-Petition Loan and
                 Security Agreement, dated as of April 30,
                 1998, among the Company and certain of its subsidiaries and The CIT Group/Business
                 Credit, Inc. and other lenders therein
                 specified.


   12.l          Computation of Ratio to Earnings to Fixed
                 Charges and Dividends on Preferred Stock.

   27.1          Financial Data Schedule