Form 10-Q
period 1998-06-30
HARVARD INDUSTRIES INC
filed 1998-08-17
CIK 46012

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 0-21362


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

                                 (908) 437-4100
              (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
                         ---  ---

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Title                                                        Outstanding

Class A Common                                               7,026,437

Index



                            HARVARD INDUSTRIES, INC.
                                     INDEX



                                                                                      PAGE
PART I. FINANCIAL INFORMATION:                                                       -----
Item 1. Financial Statements:
Consolidated Balance Sheets
    June 30, 1998 (Unaudited) and September 30, 1997 (Audited) .....................   2
Consolidated Statements of Operations (Unaudited)
    Three and Nine Months Ended June 30, 1998 and 1997 .............................   3
Consolidated Statements of Cash Flows (Unaudited)
    Nine Months Ended June 30, 1998 and 1997 .......................................   4
Notes to Consolidated Financial Statements -- (Unaudited) ..........................   5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of
     Operations ....................................................................  16
PART II. OTHER INFORMATION:
Item 5. Other Information ..........................................................  20
Item 6. Exhibits and Reports on Form 8-K ...........................................  21
SIGNATURES .........................................................................  22

                            HARVARD INDUSTRIES, INC.
                             (DEBTOR-IN-POSSESSION)
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1998 AND SEPTEMBER 30, 1997
                                (IN THOUSANDS )

                                                                                  June 30,   September 30,
                                                                                    1998         1997
ASSETS                                                                           (Unaudited)   (Audited)
                                                                                 -----------   ---------

      Current assets:
          Cash and cash equivalents ...........................................   $  17,868    $   9,212
          Accounts receivable, net ............................................      75,672       76,190
          Inventories .........................................................      31,473       54,218
          Prepaid expenses and other current assets ...........................       5,908        7,602
                                                                                  ---------    ---------
               Total current assets ...........................................     130,921      147,222

      Property, plant and equipment, net ......................................     115,915      132,266
      Intangible assets, net ..................................................       3,229        4,417
      Other assets, net .......................................................      22,108       23,589
                                                                                  ---------    ---------

                                                                                  $ 272,173    $ 307,494
                                                                                  =========    =========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

      Current liabilities:
          Current portion of Debtor-in-possession (DIP) loans .................   $  45,696    $  36,436
          Current portion of Creditors Subordinated Term Loan .................      25,000         --
          Current portion of long-tem debt ....................................        --          1,748
          Accounts payable ....................................................      21,108       32,267
          Accrued expenses ....................................................      90,616       72,235
          Income taxes payable ................................................       3,950        2,440
                                                                                  ---------    ---------
               Total current liabilities ......................................     186,370      145,126

      Liabilities subject to compromise .......................................     401,249      397,319
      DIP loans ...............................................................        --         51,035
      Long-term debt ..........................................................        --         12,339
      Postretirement benefits other than pensions .............................      99,752       96,929
      Other ...................................................................      23,920       27,237
                                                                                  ---------    ---------
               Total liabilities ..............................................     711,291      729,985
                                                                                  ---------    ---------

      14 1/4% Pay-In-Kind Exchangeable Preferred Stock,
          (Includes  $10,142 of undeclared accrued dividends) .................     124,637      124,637
                                                                                  ---------    ---------

      Shareholders' deficiency:
          Common Stock, $ 01 par value; 15,000,000 shares authorized;
               shares issued and outstanding: 7,026,437 at June 30,
               1998 and at September 30, 1997 .................................          70           70
          Additional paid-in capital ..........................................      32,134       32,134
          Additional  minimum pension liability ...............................      (3,665)      (3,665)
          Foreign currency translation adjustment .............................      (2,644)      (1,930)
          Accumulated deficit .................................................    (589,650)    (573,737)
                                                                                  ---------    ---------
               Total shareholders' deficiency .................................    (563,755)    (547,128)
                                                                                  ---------    ---------


                                                                                  $ 272,173    $ 307,494
                                                                                  =========    =========


    See accompanying Notes to Consolidated Financial Statements (Unaudited).

                            HARVARD INDUSTRIES, INC.
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE AND NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                                Three months ended        Nine months ended
                                                                              ----------------------    ----------------------
                                                                               June 30,     June 30,     June 30,      June 30,
                                                                                1998          1997         1998         1997
                                                                              ---------    ---------    ---------    ---------
Sales ........................................................................$ 169,234    $ 217,914    $ 572,625    $ 614,401
                                                                              ---------    ---------    ---------    ---------

Costs and expenses:
    Cost of sales ............................................................  156,361      211,609      542,174      612,043
    Selling, general and administrative ......................................   15,389       10,832       40,742       35,422
    Interest expense (contractual interest of $11,521 and
         $38,262 for the three and nine months ended June
          30, 1998, respectively) ............................................    2,616        8,822       11,548       33,154
    Impairment of long-lived assets and restructuring costs ..................                             10,842      134,987
    Gain on sale of operations ...............................................      397         --        (26,561)        --
    Amortization of goodwill .................................................      396          396        1,188        8,052
    Other (income) expense, net ..............................................       73          947        1,044        2,744
                                                                              ---------    ---------    ---------    ---------
         Total costs and expenses ............................................  175,232      232,606      580,977      826,402
                                                                              ---------    ---------    ---------    ---------

Loss before reorganization items and income taxes ............................   (5,998)     (14,692)      (8,352)    (212,001)
Reorganization items .........................................................    1,144       13,232        7,045       13,232
                                                                              ---------    ---------    ---------    ---------

Loss before income taxes .....................................................   (7,142)     (27,924)     (15,397)    (225,233)
Provision for income taxes ...................................................      171          367          516        1,380
                                                                              ---------    ---------    ---------    ---------

Net loss .....................................................................$  (7,313)   $ (28,291)   $ (15,913)   $(226,613)
                                                                              =========    =========    =========    =========

PIK preferred dividends and accretion (contractual amounts were $4,763 and $14,289 for the three and nine months ended June 30, 1998,
    respectively )............................................................$    --      $   1,694    $    --      $  10,142
                                                                              ---------    ---------    ---------    ---------

Net loss attributable to common shareholders .................................$  (7,313)   $ (29,985)   $ (15,913)   $(236,755)
                                                                              =========    =========    =========    =========

    Basic and Diluted Loss per common share ..................................$   (1.04)   $   (4.27)   $   (2.26)   $  (33.73)
                                                                              =========    =========    =========    =========


    Weighted average number of common shares outstanding .....................    7,026        7,024        7,026        7,019
                                                                              =========    =========    =========    =========

                            HARVARD INDUSTRIES, INC.
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)
                                (IN THOUSANDS )

                                                                                        1998          1997
                                                                                      ---------    ---------

Cash flows related to operating activities:
    Loss from continuing operations before reorganization items ...................   $  (8,868)   $(213,381)
    Add back (deduct) items not affecting cash and cash equivalents:                       --           --
         Depreciation and amortization ............................................      22,432       47,997
         Impairment of long-lived assets and restructuring costs ..................      10,842      134,987
         Gain on sale of operations ...............................................     (26,561)
         Loss on disposition of property, plant and equipment .....................         839        1,759
         Postretirement benefits ..................................................       2,823        5,145
         Write-off of deferred debt expense .......................................        --          1,792
         Senior notes interest accrued prior to chapter 11, not paid ..............        --          9,728
    Changes in operating assets and liabilities of continuing operations,                  --           --
      net of effects of divestitures and reorganization items:                             --           --
         Accounts receivable ......................................................      (2,827)      13,236
         Inventories ..............................................................      20,608       (1,338)
         Other current assets .....................................................       1,694       (1,587)
         Accounts payable .........................................................     (11,027)     (60,704)
         Accounts payable prepetition .............................................        (826)      82,246
         Accrued expenses and income taxes payable ................................      11,705      (12,992)
         Other, net ...............................................................       3,476        6,636
                                                                                      ---------    ---------

    Net cash provided by  operations before reorganization items ..................      24,310       13,524

    Net cash used by reorganization items .........................................      (6,668)      (1,224)
                                                                                      ---------    ---------

    Net cash provided by  operations ..............................................      17,642       12,300
                                                                                      ---------    ---------

Cash flows related to investing activities:
    Acquisition of property, plant and equipment ..................................     (12,543)     (30,540)
    Cash flows related to discontinued operations .................................        --            212
    Net proceeds from sale of operations ..........................................      20,475         --
    Proceeds from disposition of property, plant and equipment ....................        --            622
                                                                                      ---------    ---------

    Net cash provided by (used in) investing activities ...........................       7,932      (29,706)
                                                                                      ---------    ---------

Cash flows related to financing activities:
    Net payments under financing/credit agreement .................................        --        (38,834)
    Net borrowings (repayments) under DIP financing agreement .....................     (39,275)      68,931
    Deferred DIP financing costs ..................................................        --         (2,200)
    Proceeds of Creditors Subordinated Term Loan, net of financing costs of $ 2,500      22,500         --
    Proceeds from sale of stock and exercise of stock options .....................        --             32
    Repayments of long-term debt ..................................................         (88)      (1,099)
    Pension fund payments pursuant to PBGC settlement agreement ...................        --         (4,500)
    Payment of EPA settlements ....................................................         (55)      (1,723)
                                                                                      ---------    ---------

    Net cash provided by (used in) financing activities ...........................     (16,918)      20,607
                                                                                      ---------    ---------

Net increase  in cash and cash equivalents ........................................       8,656        3,201

Cash and cash equivalents beginning of period .....................................       9,212        1,107
                                                                                      ---------    ---------

Cash and cash equivalents end of period ...........................................   $  17,868    $   4,308
                                                                                      =========    =========


    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                            HARVARD INDUSTRIES, INC.
                             (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997
                                  (UNAUDITED)
                                 (IN THOUSANDS)

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

         The Debtors filed a plan of reorganization with the Court on July 10, 1998. The Court has given the Debtors until October 30, 1998 to formulate and file their plans of reorganization, and until January 28, 1999 to solicit plan acceptances thereto. In the event the plan is approved by the creditors and the Court, continuation of the Debtors' business after reorganization is dependent upon the success of future operations and the ability to meet obligations as they become due. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations and the realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the chapter 11 proceedings and circumstances related thereto, including the Company's highly leveraged financial structure and recurring losses from operations as reflected in the consolidated statements of operations, such realization of assets and liquidation of liabilities is subject to substantial doubt. Management is unable to predict how and when the chapter 11 proceedings or the expenses associated therewith, which could be substantial, will be concluded.
There can be no assurances that the liabilities of the Company will not be found in the chapter 11 proceedings to exceed the fair value of its assets. This would result in claims being provided for in the chapter 11 proceedings at less than 100% of their face value. It is impossible at this time to predict with certainty the actual recovery the creditors and shareholders will realize.

         The Company discontinued accruing interest on its 12% and 11 1/8% Notes (aggregating $300,000 of principal amount) and dividends on the PIK Preferred Stock since the date of filing under chapter 11.

NOTE 3

         In November 1997, the Company sold the Material Handling division of its Kingston-Warren subsidiary for approximately $18,000 of gross proceeds, of which $7,840 was applied to the scheduled DIP term loans' quarterly payments in November 1997 and February and May 1998 and $7,840 was applied to the final installment due May 1999. The balance of the proceeds was used to reduce the DIP revolving facility. The transaction resulted in a gain on sale of approximately $11,400 in the first quarter of fiscal 1998.

         In June 1998, the Company finalized the sale of its land, building and certain other assets related to the Harvard Interiors Furniture Division located in St. Louis, Missouri for aggregate proceeds of approximately $4,400. Of the proceeds, $830 was applied to the May 31, 1998 DIP quarterly term payment, $501 was applied to the August 31, 1998 payment, $1,330 was applied to the May 8, 1999 payment and the balance was applied to reduce the DIP revolving facility. The transaction resulted in a gain on sale of approximately $1,200, which was recorded in the second and third quarters of fiscal 1998.

         In June 1998, the Company sold its ESNA facility located in Union, New Jersey for $1,900. On July 30, 1998, the Company filed a motion in Bankruptcy Court for authority to sell substantially all of the assets of Doehler-Jarvis Greeneville, Inc. to Tennessee Aluminum Casting, L.L.C. ("TAC"). Pursuant to the terms of the Asset Purchase Agreement, TAC will pay $10,907 in cash to the Company, subject to certain adjustments. The sale to TAC is subject to the submission of higher or better offers.

         Management is in the process of winding down operations at the Company's Doehler-Jarvis Toledo, Inc. subsidiary. The Company has entered into agreements with General Motors and Ford to defray certain expenses and obtain certain assets and assume the related lease obligation with respect to the wind-down. Based on these agreements and the anticipated sale of assets, the Company believes that the net cost of the wind-down will not be material.

         Condensed operating data of operations designated for sale or wind-down (Harman Automotive, Harvard Interiors, Material Handling, Toledo, Greeneville and the Tiffin, Ohio facility of the Hayes-Albion subsidiary) are as follows:

                                 Three months ended         Nine months ended
                                        June 30                  June 30
                                   1998        1997         1998         1997
                                ----------   ---------   ----------   ---------
Sales                           $  42,163    $ 80,801    $ 196,309   $ 238,611

Gross profit (loss)                 2,835      (3,136)      11,501     (12,843)

         Improvements in operating results are primarily a result of decreased depreciation expense due to the write down of property, plant and equipment at the Toledo and Greeneville facilities and at Harman Automotive in the fourth quarter of 1997 and the wind-down agreements with Ford and General Motors.

NOTE 4

         The Company failed to meet the fixed charge ratio financial covenant in connection with its DIP financing agreement during October and November 1997, and on December 29, 1997 obtained a waiver of such default from its lenders. On December 29, 1997, the Company entered into Amendment No. 1 Waiver and Consent (the "Amendment") to Post-Petition Loan and Security Agreement with its lenders whereby the lenders from December 29, 1997 waived all defaults or events of default which have occurred prior to such date from the failure to comply with the above financial covenant. The lenders also entered into the Amendment to replace the fixed charge ratio covenant with monthly consolidated EBITDA and consolidated tangible net worth covenants, commencing calculations at December 31, 1997. The Amendment requires the lenders' consent for capital expenditures in excess of $30,000 for the year ending September 30, 1998. The Company was in compliance with the EBITDA and consolidated tangible net worth covenants at June 30, 1998.

         The Company also entered into Amendment No. 2 and Consent to the Post-petition Loan and Security Agreement, dated January 27, 1998 (the "Amended DIP Financing Agreement"), pursuant to which the lenders consented to the term loan, discussed in Note 7, the creation of subordinated liens thereunder and to certain asset sales. In addition, the Amended DIP Financing Agreement presently provides for an availability reserve of $5,000 and will be eliminated upon the receipt by the lenders of not less than $15,000 from the sale or other disposition of the Toledo facility. The Company is required to use the Toledo fixed asset proceeds to prepay remaining installments, 50% in direct order and 50% in inverse order of their maturities.

         The term of the amended DIP Facility is the earlier of (i) May 8, 1999 or (ii) the date the line of credit is terminated or (iii) the earlier of the effective date a Plan of Reorganization is confirmed by an order of the bankruptcy court or (iv) the date on which any distributions are made under a Plan of Reorganization that is confirmed by order of a bankruptcy court.

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

         The Company entered into Amendment No. 3 to the Post-Petition Loan and Security Agreement, dated as of April 30, 1998, extending to May 31, 1998 the date upon which an agreement with Ford regarding the winddown of the Toledo facility is required to be approved by the Court.

         The Company entered into Amendment No. 4 to the Post-Petition Loan and Security Agreement, dated as of April 30, 1998, extending to June 30, 1998 the date upon which an agreement with Ford regarding the winddown of the Toledo facility is required to be approved by the Court. An agreement with Ford was signed on May 18, 1998 and approved by the Court on June 22, 1998.

NOTE 5

         During the nine months ended June 30, 1998, the Company recorded a $5,000 restructuring charge representing estimated shutdown costs, of which $2,500 related primarily to severance and moving costs associated with the move of the corporate headquarters from Tampa, Florida to Lebanon, New Jersey and approximately $2,500 was accrued for two senior executive officers to induce them to stay until the earlier of (i) the date of consummation of the plan of reorganization, plus, if requested by the Board, up to an additional 60 days beyond such date, (ii) the date of termination by the executive for good reason, death, disability or retirement or (iii) the termination by the Company of the executive's employment for any reason.

         During the nine months ended June 30, 1998, the Company recorded a charge of $5,842 consisting of the impairment of the property, plant and equipment of the Tiffin plant, which is being considered for sale or wind down, and the equipment and tooling for a platform that is being discontinued earlier than planned.

NOTE 6

         The Company entered into a Term Loan Agreement dated as of January 16, 1998 for a $25,000 post-petition term loan facility which is subordinated to the security interests under the existing DIP loans. The loan is payable on the earlier of May 8, 1999 or the date the existing DIP loan is terminated and bears interest at a rate per annum equal to the greater of (i) the highest per annum interest rate for term loans and revolving credit loans under the existing DIP loans plus 3% or (ii) 13%. The net proceeds of $22,500 from the loan were used to reduce the current balance of the revolver portion of the DIP loans. The financing costs of $2,500 were charged to interest expense. On July 31, 1998, the Company executed a commitment letter with Lehman Brothers Inc. and Lehman Commercial Paper Inc. (collectively "Lehman") for a credit facility to be provided by Lehman to the Company in an amount up to $165,000, which will be effective following confirmation and upon consummation of the Company's plan of reorganization.

NOTE 7

         Basic and diluted loss per share are computed by dividing net loss after deducting accrued dividends and accretion related to PIK Preferred Stock by the weighted average number of common shares outstanding. Options to purchase 836,571 shares of common stock are outstanding at June 30, 1998. No consideration was given in either period to equivalent shares related to stock options since such assumed exercise would be anti-dilutive.

NOTE 8

         The Company is also a party to various claims and routine litigation arising in the normal course of its business. Based on information currently available, management of the Company believes, after consultation with legal counsel, that the result of such claims and litigation will not have a material adverse effect on the financial position or results of operations of the Company.

NOTE 9

         Income taxes result principally from having operating profit in Canada, and thus being subject to Canadian taxes, and an operating loss in the U.S. for which benefit was not recognized.

NOTE 10

         Both the 12% Notes and the 11 1/8% Notes are guaranteed on a senior unsecured basis, pursuant to guarantees (the "Guarantees") by all of the Company's wholly-owned direct and certain of its wholly-owned indirect domestic subsidiaries (the "Guarantors"). Both Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by each of the Guarantors under such Guarantor's guaranty (a "Guaranty"). Each Guaranty by a Guarantor is limited to an amount not to exceed the maximum amount that can be guaranteed by that Guarantor without rendering the Guaranty, as it relates to such Guarantor, voidable under applicable law relating to fraudulent conveyance or fraudulent transfer. As such, a Guaranty could be effectively subordinated to all other indebtedness (including guaranties and other contingent liabilities) of the applicable Guarantor, and, depending on the amount of such indebtedness, a Guarantor's liability on its Guaranty could be reduced to zero. The Company conducts all of its automotive business through and derives virtually all of its income from its subsidiaries. Therefore, the Company's ability to make required principal and interest payments with respect to the Company's indebtedness (including the Notes) and other obligations depends on the earnings of its subsidiaries and on its ability to receive funds from its subsidiaries through dividends or other payments. The ability of its subsidiaries to pay such dividends or make payments on intercompany indebtedness or otherwise will be subject to applicable state laws.

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

         The following condensed consolidating information presents:

         1. Condensed balance sheets as of June 30, 1998 and September 30, 1997 and condensed statements of operations and cash flows for the nine months ended June 30, 1998 and 1997.

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

         5. The Parent Company, pursuant to the terms of an interest bearing note with Guarantor Subsidiaries, has included in their allocation of expenses, interest expense for the nine months ended June 30, 1998 and 1997.

         The Company believes that providing the following condensed consolidating information is of material interest to investors in the Notes and has not presented separate financial statements for each of the Guarantors because it was deemed that such financial statements would not provide the investor with any material additional information.

                            HARVARD INDUSTRIES, INC.
                             (DEBTOR-IN-POSSESSION)
                          CONSOLIDATING BALANCE SHEET
                                 JUNE 30, 1998
                                  (UNAUDITED)
                                (IN THOUSANDS )

                                                                          COMBINED        COMBINED
                                                           PARENT         GUARANTOR      NON-GUARANTOR
                                                           COMPANY       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                                          ---------      ------------    ------------    ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents ........................      $   7,215       $   9,333       $   1,320       $    --         $  17,868
  Accounts receivable, net .........................            184          71,096           4,392            --            75,672
  Inventories ......................................            413          30,339             721            --            31,473
  Prepaid expenses and other current assets ........          2,248           3,654               6            --             5,908
                                                          ---------       ---------       ---------       ---------       ---------
    Total current assets ...........................         10,060         114,422           6,439            --           130,921
Investment in subsidiaries .........................        (57,414)         11,847            --            45,567            --
Property, plant and equipment, net .................          2,847         105,239           7,829            --           115,915
Intangible assets, net .............................           --             3,229            --              --             3,229
Intercompany receivables ( payables) ...............        (27,555)         26,153           1,402            --              --
Other assets, net ..................................         21,153             955            --              --            22,108
                                                                                                          ---------       ---------
                                                          =========       =========       =========       =========       =========
                                                          $ (50,909)      $ 261,845       $  15,670       $  45,567       $ 272,173
                                                          =========       =========       =========       =========       =========
LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIENCY)
Current liabilities:
  Current portion of DIP loans .....................      $    --         $  45,696       $    --         $    --         $  45,696
  Creditors Subordinated Term Loan .................         25,000            --              --              --            25,000
  Accounts payable .................................            (36)         18,904           2,240            --            21,108
  Accrued expenses .................................         23,179          67,606            (169)           --            90,616
  Income taxes payable .............................          1,083           1,453           1,414            --             3,950
                                                          ---------       ---------       ---------       ---------       ---------
      Total current liabilities ....................         49,226         133,659           3,485            --           186,370
Liabilities subject to compromise  ( a ) ...........        336,418          64,831            --              --           401,249
Postretirement benefits other than pensions ........           --            99,752            --              --            99,752
Other liabilities ..................................          2,565          21,017             338            --            23,920
                                                          ---------       ---------       ---------       ---------       ---------
       Total liabilities ...........................        388,209         319,259           3,823            --           711,291
                                                          ---------       ---------       ---------       ---------       ---------
PIK Preferred Stock ................................        124,637            --              --              --           124,637
                                                          ---------       ---------       ---------       ---------       ---------

Shareholders' equity (deficiency):
  Common stock and additional
    paid-in-capital ................................         32,204          73,054              10         (73,064)         32,204
  Additional minimum pension liability .............         (3,665)         (3,659)           --             3,659          (3,665)
  Foreign currency translation adjustment ..........         (2,644)         (2,644)         (2,644)          5,288          (2,644)
  Retained earnings (deficiency) ...................       (589,650)       (124,165)         14,481         109,684        (589,650)
                                                          ---------       ---------       ---------       ---------       ---------
    Total shareholders' equity (deficiency) ........       (563,755)        (57,414)         11,847          45,567        (563,755)
                                                          =========       =========       =========       =========       =========
                                                          $ (50,909)      $ 261,845       $  15,670       $  45,567       $ 272,173
                                                          =========       =========       =========       =========       =========

(a) Includes $309,728 senior notes payable and accrued interest which are subject to the guaranty of the combined guarantor subsidiaries.

                            HARVARD INDUSTRIES, INC.
                             (DEBTOR-IN-POSSESSION)
                          CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                            Combined     Combined
                                                Parent      Guarantor   Non-Guarantor
                                               Company    Subsidiaries  Subsidiaries Eliminations Consolidated
                                              ---------   ------------  ------------ ------------ ------------
ASSETS
Current assets:
  Cash and cash equivalents ...............   $   3,324    $   5,376    $     512    $    --      $   9,212
  Accounts receivable, net ................       2,795       71,355        2,040         --         76,190
  Inventories .............................       2,475       50,662        1,081         --         54,218
  Prepaid expenses and other current assets       1,698        5,904         --           --          7,602
                                              ---------    ---------    ---------    ---------    ---------
    Total current assets ..................      10,292      133,297        3,633         --        147,222
Investment in Subsidiaries ................     (48,751)      12,138         --         36,613            0
Property, plant and equipment, net ........       3,878      119,164        9,224         --        132,266
Intangible assets, net ....................        --          4,417         --           --          4,417
Intercompany receivables ( payable) .......     (71,413)      66,140        5,273            0            0
Other assets ..............................      20,164        3,425         --                      23,589
                                              ---------    ---------    ---------    ---------    ---------
                                              $ (85,830)   $ 338,581    $  18,130    $  36,613    $ 307,494
                                              =========    =========    =========    =========    =========
LIABILITIES AND SHAREHOLDERS'
  EQUITY (DEFICIENCY)
Current liabilities:
  Current portion of DIP loans ............   $     867    $  35,569    $    --      $    --      $  36,436
  Current portion of long-term debt .......        --          1,748         --           --          1,748
  Accounts payable ........................         228       30,214        1,825         --         32,267
  Accrued expenses ........................      16,088       55,959          188         --         72,235
  Income taxes payable ....................      (1,751)       1,246        2,945         --          2,440
                                              ---------    ---------    ---------    ---------    ---------
      Total current liabilities ...........      15,432      124,736        4,958         --        145,126
Liabilities subject to compromise(a) ......     317,508       79,742           69         --        397,319
DIP loans .................................         705       50,330                                 51,035
Long-term debt ............................                   12,339                                 12,339
Postretirement benefits other than pensions        --         96,929         --           --         96,929
Other .....................................       3,016       23,256          965         --         27,237
                                              ---------    ---------    ---------    ---------    ---------
       Total liabilities ..................     336,661      387,332        5,992            0      729,985
                                              ---------    ---------    ---------    ---------    ---------
PIK Preferred .............................     124,637         --           --           --        124,637
                                              ---------    ---------    ---------    ---------    ---------

Shareholders' equity (deficiency):
  Common stock and additional
    paid-in-capital .......................      32,204       73,054           10      (73,064)      32,204
  Additional minimum pension liability ....      (3,665)      (3,659)        --          3,659       (3,665)
  Foreign currency translation adjustment .      (1,930)      (1,930)      (1,930)       3,860       (1,930)
  Retained earnings (deficiency) ..........    (573,737)    (116,216)      14,058      102,158     (573,737)
                                              ---------    ---------    ---------    ---------    ---------
    Total shareholders' equity (deficiency)    (547,128)     (48,751)      12,138       36,613     (547,128)
                                              ---------    ---------    ---------    ---------    ---------
                                              $ (85,830)   $ 338,581    $  18,130    $  36,613    $ 307,494
                                              =========    =========    =========    =========    =========



(a) Includes $309,728 senior notes payable and accrued interest which are subject to the guaranty of the combined guarantor subsidiaries.

                            HARVARD INDUSTRIES, INC.
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATING STATEMENT OF OPERATIONS
                        NINE MONTHS ENDED JUNE 30, 1998
                                  (Unaudited)
                                (In thousands )

                                                      Combined     Combined
                                          Parent     Guarantor   Non-Guarantor
                                         Company    Subsidiaries Subsidiaries  Elimination Consolidated
                                        ---------   ------------ ------------- ----------- ------------
Sales ...............................   $   8,148    $ 550,039    $  14,438    $    --      $ 572,625
                                        ---------    ---------    ---------    ---------    ---------

Costs and expenses:
  Cost of sales .....................       7,962      521,660       12,552         --        542,174
  Selling, general and adminstrative        6,016       33,809          917         --         40,742
  Interest expense ..................       5,843        5,687           18         --         11,548
  Impairment of long-lived assets and
    restructuring costs .............       5,000        5,842         --           --         10,842
  Gain on sale of operations ........      (1,208)     (25,353)        --           --        (26,561)
  Amortization of goodwill ..........        --          1,188         --           --          1,188
  Other (income) expense, net .......        --          1,054          (10)        --          1,044
  Equity in (income) loss of
    subsidiaries ....................       4,061         (686)        --         (3,375)        --
  Allocated expenses ................     (10,752)      10,477          275         --           --
                                        ---------    ---------    ---------    ---------    ---------
      Total costs and expenses ......      16,922      553,678       13,752       (3,375)     580,977
                                        ---------    ---------    ---------    ---------    ---------

Income (loss) before reorganization
    items and  income taxes .........      (8,774)      (3,639)         686        3,375       (8,352)

Reorganization items ................       7,139          (94)        --           --          7,045
                                        ---------    ---------    ---------    ---------    ---------

Income (loss) before income taxes ...     (15,913)      (3,545)         686        3,375      (15,397)

Provision for income taxes ..........        --            516         --           --            516
                                        ---------    ---------    ---------    ---------    ---------

   Net Income (loss) ................   $ (15,913)   $  (4,061)   $     686    $   3,375    $ (15,913)
                                        =========    =========    =========    =========    =========

                            HARVARD INDUSTRIES, INC.
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATING STATEMENT OF OPERATIONS
                        NINE MONTHS ENDED JUNE 30, 1997
                                 ( Unaudited )
                                (In thousands )

                                                     Combined      Combined
                                          Parent     Guarantor   Non-Guarantor
                                         Company    Subsidiaries Subsidiaries Elimination Consolidated
                                        ---------   ------------ ------------ ----------- ------------
Sales ...............................   $  15,528    $ 574,526    $  24,347   $    --      $ 614,401
                                        ---------    ---------    ---------   ---------    ---------

Costs and expenses:
  Cost of sales .....................      16,543      573,230       22,270        --        612,043
  Selling, general and administrative      11,528       23,894         --          --         35,422
  Interest expense ..................      27,110        5,877          167        --         33,154
  Amortization of goodwill ..........        --          8,052         --          --          8,052
  Other (income) expense, net .......         805        1,924           15        --          2,744
  Impairment of long-lived assets ...        --        134,987         --          --        134,987
  Equity in (income) loss of
    subsidiaries ....................     189,086          (49)        --      (189,037)        --
  Allocated expenses ................     (16,163)      14,864        1,299        --           --
                                        ---------    ---------    ---------   ---------    ---------
      Total costs and expenses ......     228,909      762,779       23,751    (189,037)     826,402
                                        ---------    ---------    ---------   ---------    ---------

Income (loss) before income taxes and
     reorganization items ...........    (213,381)    (188,253)         596     189,037     (212,001)

Reorganization items ................     (13,232)        --           --          --        (13,232)
                                        ---------    ---------    ---------   ---------    ---------

Income (loss) before income taxes ...    (226,613)    (188,253)         596     189,037     (225,233)

Provision for income taxes ..........        --            833          547        --          1,380
                                        ---------    ---------    ---------   ---------    ---------

   Net income (loss) ................   $(226,613)   $(189,086)   $      49   $ 189,037    $(226,613)
                                        =========    =========    =========   =========    =========

                            HARVARD INDUSTRIES, INC.
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                        NINE MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)
                                (IN THOUSANDS )

                                                                             COMBINED         COMBINED
                                                                 PARENT     GUARANTOR       NON-GUARANTOR
                                                                 COMPANY   SUBSIDIARIES     SUBSIDIARIES    ELIMINATION CONSOLIDATED
                                                                ----------- ------------  ----------------- ----------- ------------

Cash flows related to operating activities:
  Loss from continuing operations before reorganization items   $ (8,774)   $ (4,155)         $    686       $  3,375    $ (8,868)
  Add back (deduct) items not affecting
   cash and cash equivalents:
    Equity in (income) loss of subsidiaries .................      4,061        (686)             --           (3,375)       --
    Depreciation and amortization ...........................      1,291      20,207               934           --        22,432
    Impairment of long-lived assets and restructuring costs .      5,000       5,842              --             --        10,842
    Gain on sale of operations ..............................     (1,208)    (25,353)             --             --       (26,561)
    Loss on disposition of property, plant and
     equipment ..............................................        283         355               201           --           839
    Postretirement benefits .................................       --         2,823              --             --         2,823
Changes in operating assets and liabilities,net of effects
   from reorganization items:
    Accounts receivable .....................................      2,611      (3,086)           (2,352)          --        (2,827)
    Inventories .............................................      1,295      18,953               360           --        20,608
    Other current assets ....................................       (550)      2,250                (6)          --         1,694
    Accounts payable ........................................       (264)    (12,004)              415           --       (11,853)
    Accrued expenses and income taxes payable ...............      4,184       9,409            (1,888)          --        11,705
    Other, net ..............................................     16,756     (11,870)           (1,410)          --         3,476
                                                                --------    --------          --------       --------    --------

Net cash provided by (used in)  continuing operations before
     reorganization items ...................................     24,685       2,685            (3,060)          --        24,310

Net cash provided by (used in) reorganization items .........     (6,668)       --                --             --        (6,668)
                                                                --------    --------          --------       --------    --------

Net cash provided by (used in)  continuing operations .......     18,017       2,685            (3,060)          --        17,642
                                                                --------    --------          --------       --------    --------


Cash flows related to investing activities:
  Acquisition of property, plant and equipment ..............        (69)    (12,300)             (174)          --       (12,543)
  Net proceeds from sale of operations ......................      4,084      16,391              --             --        20,475
                                                                --------    --------          --------       --------    --------

Net cash provided by (used in)  investing activities ........      4,015       4,091              (174)          --         7,932
                                                                --------    --------          --------       --------    --------

Cash flows related to financing activities:
  Net borrowings (repayments) under DIP financing agreement .     (1,572)    (37,703)             --             --       (39,275)
  Proceeds of Creditors Subordinated Term Loan, net of
  financing costs of $2,500 .................................     22,500        --                --             --        22,500
  Repayments of long-term debt ..............................       --           (88)             --             --           (88)
  Payment of EPA settlements ................................       --           (55)             --             --           (55)
  Net changes in intercompany balances ......................    (39,069)     35,027             4,042           --          --
                                                                --------    --------          --------       --------    --------

Net cash provided by (used in) financing activities .........    (18,141)     (2,819)            4,042           --       (16,918)
                                                                --------    --------          --------       --------    --------

Net increase (decrease) in cash and cash equivalents ........      3,891       3,957               808           --         8,656

Cash and cash equivalents :
  Beginning of period .......................................      3,324       5,376               512           --         9,212
                                                                --------    --------          --------       --------    --------

  End of period .............................................   $  7,215    $  9,333          $  1,320       $   --      $ 17,868
                                                                ========    ========          ========       ========    ========

                            HARVARD INDUSTRIES, INC.
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                        NINE MONTHS ENDED JUNE 30, 1997
                                 ( UNAUDITED )
                                (IN THOUSANDS )

                                                                                Combined       Combined
                                                                     Parent     Guarantor    Non-Guarantor
                                                                    Company    Subsidiaries  Subsidiaries  Elimination  Consolidated
                                                                  ----------   ------------  ------------- -----------  ------------

Cash flows related to operating activities:
  Loss from continuing operations before reorganization items .   $(213,381)   $(189,086)   $      49      $ 189,037    $(213,381)
  Add back (deduct) items not affecting
   cash and cash equivalents:
    Equity in (income) loss of subsidiaries ...................     189,086          (49)        --         (189,037)        --
    Depreciation and amortization .............................       2,034       45,097          866           --         47,997
    Impairment of long-lived assets ...........................        --        134,987         --             --        134,987
    Loss on Disposition of property, plant and
     equipment and property held for sale .....................        --          1,759         --             --          1,759
    Postretirement benefits ...................................        --          5,145         --             --          5,145
    Write-off of deferred debt expense ........................       1,792
    Senior notes interest accrued prior to chapter 11, not paid       9,728
Changes in operating assets and liabilities :
    Accounts receivable .......................................       3,172       10,849         (785)          --         13,236
    Inventories ...............................................       2,715       (6,586)       2,533           --         (1,338)
    Other current assets ......................................      (1,084)        (503)        --             --         (1,587)
    Accounts payable ..........................................      (4,139)     (56,940)         375           --        (60,704)
    Accounts payable prepetition ..............................       3,169       78,905          172                      82,246
    Accrued expenses and income taxes payable .................      (6,867)      (5,236)        (889)          --        (12,992)
    Other, net ................................................       1,879        4,790          (33)          --          6,636
                                                                  ---------    ---------    ---------      ---------    ---------

Net cash provided by (used in)  continuing operations before
     reorganization items .....................................     (11,896)      23,132        2,288           --         13,524

Net cash used by reorganization items .........................      (1,224)                                               (1,224)
                                                                  ---------    ---------    ---------      ---------    ---------

Net cash provided by (used in)  continuing operations .........     (13,120)      23,132        2,288              0       12,300
                                                                  ---------    ---------    ---------      ---------    ---------


Cash flows related to investing activities:
  Acquisition of property, plant and equipment ................         (94)     (29,084)      (1,362)          --        (30,540)
  Cash flows related to net assets of discountinued operations          212         --           --             --            212
  Proceeds from disposition of property,
    plant and equipment .......................................        --            622         --             --            622
                                                                  ---------    ---------    ---------      ---------    ---------

Net cash used in investing activities .........................         118      (28,462)      (1,362)          --        (29,706)
                                                                  ---------    ---------    ---------      ---------    ---------

Cash flows related to financing activities:
  Net payments under financing / credit agreement .............        (445)     (38,389)        --             --        (38,834)
  Net borrowings under DIP financing agreement ................       1,278       67,653                                   68,931
  Deferred DIP financing costs ................................      (2,200)                                               (2,200)
  Proceeds from sale of stock / exercise of stock options .....          32         --           --             --             32
  Repayments of long-term debt ................................        --         (1,099)        --             --         (1,099)
  Pension fund payment pursuant to PBGC settlement agreement ..      (4,500)        --           --             --         (4,500)
  Payment of EPA settlements ..................................      (1,074)        (649)        --             --         (1,723)
  Net changes in intercompany balances ........................      21,718      (22,397)         679           --              0
                                                                  ---------    ---------    ---------      ---------    ---------

Net cash provided by financing activities .....................      14,809        5,119          679           --         20,607
                                                                  ---------    ---------    ---------      ---------    ---------

Net increase (decrease) in cash and cash equivalents ..........       1,807         (211)       1,605           --          3,201

Cash and cash equivalents :
  Beginning of period .........................................      (1,655)       4,367       (1,605)          --          1,107
                                                                  ---------    ---------    ---------      ---------    ---------

  End of period ...............................................   $     152    $   4,156    $    --        $    --      $   4,308
                                                                  =========    =========    =========      =========    =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


                                 (In Thousands)


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



RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30,1997

         The General Motors strike at the Flint Metal Center and Delphi East Parts Complex lasted for 54 days, ending on or about July 31, 1998. The strike's effect on Harvard Industries, Inc. and its subsidiaries is still being calculated as GM returns to work, but the loss should not exceed $30,000 in sales and $8,000 in income before taxes. The Company estimates that approximately $7,400 of sales and $1,700 of income before taxes were incurred in June, with the remainder estimated to occur in the fourth fiscal quarter.

         Sales. Sales decreased $48,680 from $217,914 to $169,234, or 22.3%.
Aggregate sales for operations
designated for sale or wind-down decreased $38,638 from $80,801 to $42,163, primarily due to the wind down. The remaining operations' sales decreased $10,042 from $137,113 to $127,071 primarily due to the GM strike.

         Gross Profit. The gross margin increased from 2.9% to 7.6%, or $6,568. The gross profit for operations designated for sale or wind-down amounted to $2,835 and $(3,136) in 1998 and 1997, respectively. The improvement was due mainly to a decrease of approximately $3,900 in depreciation resulting from the write-down of certain property, plant and equipment in the fourth quarter of 1997 and the favorable effect of the wind down agreements with Ford and GM. The increase in gross profit for the remaining operations was mainly due to improved operating efficiencies and approximately $1,500 from decreases in depreciation resulting from the write-down of certain property, plant and equipment in the fourth quarter of 1997 at the continuing operations of Doehler-Jarvis partially offset by the lower volumes at GM due to the strike.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $10,832 to $15,389. The increase reflects a $4,500 charge for the purchase and implementation of year 2000 compliant software.

         Interest Expense. Interest expense decreased from $8,822 to $2,616. However, but for giving effect to the discontinuance of accruing interest on the senior notes of $8,905 in 1998 and $5,102 in 1997 from the date of filing chapter 11, interest expense would have decreased by $2,405. This decrease resulted from lower borrowing levels.

         Gain on Sale of Operations. This includes an adjustment to the gain on the sale of the land, building and certain other assets of the Harvard Interiors' St. Louis facility.

         Other (Income) Expense, Net. The decrease of $874 was mainly due to a decrease in loss on disposal of machinery and equipment.

         Reorganization Items. These costs represent mainly professional fees incurred in connection with the bankruptcy proceedings.

         Provision for Income Taxes. The decrease in the provision for income taxes resulted from a decrease in operating profit in Canada.

         Net Loss. The net loss decreased from $28,291 to $7,313 for the reasons described above.



Nine Months Ended June 30, 1998 Compared to Nine Months Ended June 30,1997

         The General Motors strike at the Flint Metal Center and Delphi East Parts Complex lasted for 54 days, ending on or about July 31, 1998. The strike's effect on Harvard Industries, Inc. and its subsidiaries is still being calculated as GM returns to work, but the loss should not exceed $30,000 in sales and $8,000 in income before taxes. The Company estimates that approximately $7,400 of sales and $1,700 of income before taxes were incurred in June, with the remainder estimated to occur in the fourth fiscal quarter.


         Sales. Sales decreased $41,776 from $614,401 to $572,625, or 6.8%.
Aggregate sales for the operations designated for sale or wind-down decreased approximately $42,302 from $238,611 to $196,309. The remaining operations' sales increased $526 from $375,790 to $376,316 as higher volumes to Caterpillar, Ford and other industrial customers offset the impact of the GM strike.

         Gross Profit. The gross margin increased from 0.4% to 5.3%, or $28,093. The gross profit (loss) for Operations designated for sale or wind-down amounted to $11,501 and $(12,843) in 1998 and 1997, respectively. The improvement was due mainly to a decrease of approximately $12,800 in depreciation resulting from the write-down of certain property, plant and equipment in the fourth quarter of 1997 and favorable impact of the winddown agreements with Ford and GM. The increase in gross profit for the remaining operations was mainly due to improved operating efficiencies and approximately $4,600 from decreases in depreciation resulting from the write-down of certain property, plant and equipment in the fourth quarter of 1997 at the continuing operations of Doehler-Jarvis partially offset by the impact of the GM strike.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $35,422 to $40,742. The increase reflects a $9,500 charge for the purchase and implementation of information systems and technology which, upon completion, is expected to make the Company's systems year 2000 compliant, offset by the prior period's charge of $4,000 relating to the termination and consulting and release agreement of a former executive.

         Interest Expense. Interest expense decreased from $33,154 to $11,548. However, but for giving effect to the discontinuance of accruing interest on the senior notes of $26,714 in 1998 and $5,102 in 1997 from the date of filing chapter 11, interest expense would have remained unchanged as financing fees of $2,500 relating to the post-petition term loan facility were offset by lower borrowing levels.

         Amortization of Goodwill. The decrease of $6,864 in goodwill amortization occurred because goodwill related to the acquisition of Doehler-Jarvis ceased March 31, 1997, when such goodwill was written-off as impaired.

         Impairment of Long-Lived Assets and Restructuring Costs. During the period, the Company recorded $5,000 in restructuring charges representing estimated shutdown and relocation costs of $2,500, relating primarily to severance and moving costs associated with the move of the corporate headquarters from Tampa, Florida to Lebanon, New Jersey, and approximately $2,500 for two senior executive officers to induce them to stay until the earliest of (i) the date of consummation of the plan of reorganization, plus, if requested by the Board, up to an additional 60 days beyond such date, (ii) the date of termination by the executive for good reason, death, disability or retirement or (iii) the termination by the Company of the executive's employment for any reason. In addition, the Company wrote-off as impaired substantially all the property, plant and equipment at Hayes-Albion's Tiffin, Ohio facility and the equipment and tooling for a platform that is being discontinued earlier than planned. During the nine months ended June 30, 1997, a charge of $134,987 was recorded for the impairment of long-lived assets at several subsidiaries.

         Gain on Sale of Operations. This includes the gain of $11,354 on the sale of the Material Handling division of the Company's Kingston-Warren subsidiary, the gain of $1,208 on the sale of the land, building and certain other assets of the Harvard Interiors' St. Louis facility and the gain of $13,999 on the transfer of certain assets at the Toledo facility and their related lease obligations to a third party.

         Other (Income) Expense, Net. The decrease of $1,700 was mainly due to a decrease in loss on disposal of machinery and equipment.

         Reorganization Items. These costs represent mainly professional fees incurred in connection with the bankruptcy proceedings.

         Provision for Income Taxes. The decrease in the provision for income taxes resulted from a decrease in operating profit in Canada.

         Net Loss. The net loss decreased from $226,613 to $15,913 for the reasons described above.


LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended June 30, 1998, the Company had cash flow from operations of $17,642 as compared with a cash flow from operations of $12,300 for the nine months ended June 30, 1997. The 1998 cash flows improved due to increased profit margins, lower inventory levels and the timing of payments, but were negatively affected by payments of reorganization items and advance and accelerated payments to post-petition suppliers. The cash flow from operations in 1998, together with the proceeds of $20,475 from the sale of operations and the $22,500 proceeds from the creditors subordinated term loan was used primarily to fund capital expenditures of $12,543 and to repay DIP financing activities amounting to $39,275.

         Projected cash flows for the year ending September 30, 1998 contemplate spending $14,000 in reorganization items, $10,000 in restructuring charges and approximately $9,500 for new systems that are anticipated to make the Company's systems year 2000 compliant prior to the year 2000, resulting in negative cash flow from continuing operations. Additionally, capital expenditures of approximately $25,000 are contemplated for the year ending September 30, 1998. The Company, therefore, entered into a Term Loan Agreement, dated as of January 16, 1998, for a $25,000 post-petition term loan facility to allow greater borrowing availability for its ongoing operations. This facility is subordinated to the security interests under the existing DIP loans, is payable the earlier of May 8, 1999 or the date the existing DIP loan is terminated and bears interest at a rate per annum equal to the greater of (i) the highest per annum interest rate for term loans and revolving credit loans under the existing DIP loans plus 3% or (ii) 13%. The Company was required to pay facility and funding fees aggregating $2,500. The net proceeds were used to reduce the current balance of the revolver portion of the DIP loans.

         The Company did not meet the fixed charge ratio financial covenant of its DIP Facility during the months of October and November 1997. On December 29, 1997, the Company entered into Amendment No. 1 Waiver and Consent (the "Amendment") to Post-Petition Loan and Security Agreement with its lenders whereby the lenders from December 29, 1997 waived all defaults or events of default which have occurred prior to such date from the failure to comply with the above financial covenant. The lenders also entered into the Amendment to replace the fixed charge ratio covenant with monthly consolidated EBITDA and consolidated tangible net worth covenants commencing calculations at December 31, 1997. The Amendment requires the lenders' consent for capital expenditures in excess of $30,000 for the year ending September 30, 1998. The Company was in compliance with the EBITDA and consolidated tangible net worth covenants at June 30, 1998.

         The Company also entered into Amendment No. 2 and Consent to the Post-Petition Loan and Security Agreement, dated as of January 27, 1998, pursuant to which the lenders consented to the term loan, discussed above, the creation of subordinated liens thereunder and to certain asset sales. In addition, the Amended DIP Financing Agreement presently provides for an availability reserve of $5,000 and will be eliminated upon the receipt by the lenders of not less than $15,000 from the sale or other disposition of the Toledo facility. The Company is to use the Toledo proceeds to prepay remaining installments, 50% in direct order and 50% in inverse order of their maturities.

         As of August 7, 1998, the Company had availability to borrow funds in the amount of approximately $30,000 pursuant to the DIP revolving credit facility; at June 30, 1998 and August 7, 1998, the revolving credit facility had less than $100 outstanding.

         The Company is not permitted to borrow any money for funding any costs or expenses incurred in connection with the closing of the Doehler-Jarvis Toledo facility under both the DIP loan agreement and the subordinated loan agreement unless reimbursed or anticipated to be reimbursed. It is contemplated that the costs and expenses of the wind-down of the Doehler-Jarvis Toledo facility will be borne by two major customers, with whom definitive agreements have been reached.

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

PART II.  OTHER INFORMATION


ITEM 5.  OTHER INFORMATION


         A. THE GENERAL MOTORS STRIKE

         The General Motors strike at the Flint Metal Center and Delphi East Parts Complex lasted for 54 days, ending on or about July 31, 1998. The strike's effect on Harvard Industries, Inc. and its subsidiaries is still being calculated as GM returns to work, but the loss should not exceed $30 million in sales and $8 million in income before taxes. The Company estimates that approximately $7.4 million of sales and $1.7 million of income before taxes were incurred in June, with the remainder estimated to occur in the fourth fiscal quarter.

         B. EXIT FINANCING

         On July 31, 1998, the Company executed a commitment letter with Lehman Brothers Inc. and Lehman Commercial Paper Inc. (collectively "Lehman") for a credit facility to be provided by Lehman to the Company in an amount up to $165,000,000, which will be effective following confirmation and upon consummation of the Company's Plan of Reorganization.


         C. FACILITY CLOSURES

         On July 30, 1998, the Company filed a motion in Bankruptcy Court for authority to sell substantially all of the assets of Doehler-Jarvis Greeneville, Inc. to Tennessee Aluminum Casting, L.L.C. ("TAC"). Pursuant to the terms of the Asset Purchase Agreement, TAC will pay $10,907,000 in cash to the Company, subject to certain adjustments. The sale to TAC is subject to the submission of higher and better offers.


         D. MANAGEMENT CHANGES

         The Company announced on July 16, 1998 that James B. Gray had been appointed President of Harvard Industries, Inc. Effective July 31, 1998, Roger
L. Burtraw resigned his employment and officer position with the Company.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

2.  Financial Data Schedule (for SEC use only).

         A Plan of Reorganization and related Disclosure Statement, filed with the U. S. Bankruptcy Court for the District of Delaware on July 10, 1998 was reported on Form 8-K filed with the Commission on July 24, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       HARVARD INDUSTRIES, INC.

_____                  By:___________________________________________
Date                      Roger G. Pollazzi, Chief Operating Officer,



_____                  By:_____________________________________________________
Date Joseph J. Gagliardi, Senior Vice President Finance and Chief Financial Officer (Principal Financial Officer),

                                 EXHIBIT INDEX
                                 -------------



EXHIBIT NO.            DESCRIPTION
-----------            -----------

  27           Financial Data Schedule (for SEC use only).