Form 10-K405
period 1998-09-30
HARVARD INDUSTRIES INC
filed 1999-01-13
CIK 46012

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

             COMMISSION FILE NUMBER             0-21362
                            ................................................

                            HARVARD INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                       21-0715310
 (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

   3 WERNER WAY, LEBANON, NEW JERSEY                         08833
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (908) 437-4100
        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


    TITLE OF SECURITIES                           EXCHANGES ON WHICH REGISTERED
    -------------------                           -----------------------------
Common Stock ($0.01 par value)                        Nasdaq National Market


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
                         ---   ---

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

TITLE                        OUTSTANDING
---------------------------  --------------------------------------------------

Common Stock                 As of September 30, 1998 there were 7,026,437
                             shares outstanding. On November 24, 1998 the
                             Registrant's Chapter 11 plan became effective, the old shares were cancelled and new shares were authorized. As of January 11, 1998 the total number of outstanding shares of new Common Stock is 8,240,295.

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions referenced above. Forward-looking statements may include, but are not limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, the elimination of losses under certain programs, financing needs or plans, compliance with financial covenants in loan agreements, plans for liquidation or sale of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events, and the effects of the bankruptcy proceedings and other pending and possible litigation, as well as assumptions relating to the foregoing In addition, when used in this discussion, the words "anticipates," "believes," "estimates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements.

     Forward-looking statements are inherently subject to risks and uncertainties, including, but not limited to, product demand, pricing, market acceptance, risk of dependence on third party suppliers, intellectual property rights and litigation, risks in product and technology development and other risk factors detailed in the Company's Securities and Exchange Commission filings, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual Report, particularly in "Item 1. Business--Compliance with Environmental Laws", "Item 3. Legal Proceedings", the Notes to Consolidated Financial Statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include unanticipated increases in launch and other operating costs, a reduction and inconsistent demand for passenger cars and light trucks, labor disputes, capital requirements, adverse weather conditions, the inability to negotiate on favorable terms in the definitive agreements for program modifications with a major customer, unanticipated developments in the bankruptcy proceedings and other pending litigation, and increases in borrowing costs.

     Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to release publicly the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS

                                    BUSINESS

COMPANY OVERVIEW

     Harvard Industries, Inc. ("Harvard" or the "Company" or "Corporation"), headquartered at 3 Werner Way in Lebanon, New Jersey, is a direct supplier of components for Original Equipment Manufacturers ("OEMs") producing cars and light trucks in North America, principally General Motors Corporation ("General Motors"), Ford Motor Company ("Ford") and Daimler-Chrysler ("Chrysler"), which together accounted for approximately 82% of sales in fiscal 1998. The Company conducts its operations primarily through three wholly owned subsidiaries, Hayes-Albion Corporation ("Hayes-Albion"); Pottstown Precision Casting, Inc. ("Pottstown"), formerly known as Doehler-Jarvis Pottstown, Inc.; and The Kingston-Warren Corporation ("Kingston-Warren"). The Company's subsidiaries, produce a wide range of products including: rubber glass-run channels; rubber seals for doors and trunk lids; complex, high volume aluminum castings and other cast, fabricated, machined and decorated metal products; and metal stamped and roll form products.

COMPANY HISTORY

     The Company has expanded through various acquisitions, including the acquisitions of Kingston-Warren and Hayes-Albion in 1986 and Doehler-Jarvis, Inc. and subsidiaries ("Doehler-Jarvis") in 1995. In 1988, the Company was taken private in a management-led leveraged buy-out transaction. As part of the buy-out transaction, the Company issued $200 million of senior subordinated notes on which it later defaulted in 1990. The Company sought bankruptcy protection in May 1991, and emerged from Chapter 11 after the bankruptcy court approved a reorganization plan that paid both the senior lenders and trade lenders in full.

     On May 8, 1997 ("Petition Date"), Harvard filed a petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On November 24, 1998 (the "Effective Date"), the Company substantially consummated its First Amended Modified Consolidated Plan Under Chapter 11 of The Bankruptcy Code dated
August 19, 1998 (The "Reorganization Plan" or "Plan of Reorganization") and emerged from bankruptcy.

     Following the Petition Date, the Company and its subsidiaries continued to operate as debtors-in-possession subject to the supervision of the Bankruptcy Court. Under the Bankruptcy Code the Company and its subsidiaries were authorized to operate their businesses in the ordinary course but transactions that were out of the ordinary course, including the employment of attorneys, accountants and other professionals, required approval of the Bankruptcy Court. In May 1997, the Bankruptcy Court approved the appointment of an Official Committee of Unsecured Creditors' in the Chapter 11 Case (The "Creditors' Committee"). The Creditors' Committee was disbanded on the Effective Date. The Creditors' Committee retained Roger Pollazzi as an automotive industry consultant. Mr. Pollazzi acted in this capacity until November 1997, when, with the support of the Creditors' Committee, the Board of Directors appointed
Mr. Pollazzi Chief Operating Officer. Prior to such appointment, Mr. Pollazzi had served as Chairman of the Board and Chief Executive Officer of The Pullman Company ("Pullman") from 1992 to 1996.

     Shortly after his appointment, Mr. Pollazzi hired approximately fifteen professionals as employees of Harvard to assist him in analyzing company operations, eliminating on-going negative cash flows associated with cash drains at several operations and coordinating and implementing the restructuring efforts. Since November 24, 1998, the date of reorganization and when the Company substantially completed its emergence from bankruptcy (the "Effective Date"), the management team includes:

     o Roger Pollazzi, who now serves as Chief Executive Officer;

     o James Gray, President of Harvard, an automotive executive who previously ran Tenneco Automotive's European Operations as well as the Clevite division of Pullman;

     o Theodore Vogtman, Chief Financial Officer of Harvard, who has over twenty years of industry experience including serving as Chief Financial Officer of Pullman; and

     o Vincent Toscano, Executive Vice President of Strategic Planning of Harvard, who was formerly the Vice President of Operations at Pullman and has over 21 years of experience in the automotive industry.

     The Company's new management developed the Plan of Reorganization with respect to its financial affairs (including the Turnaround Business Strategy). In order to be confirmed, the Plan of Reorganization was required to satisfy certain requirements of the Bankruptcy Court, including that each claim in a particular class receive the same treatment as each other claim in that class and that the Company be adequately capitalized (upon emergence from Chapter 11) so that confirmation of the Plan of Reorganization would not be followed by a liquidation or the need for further reorganization. The Company was also required to demonstrate to the satisfaction of the Bankruptcy Court that the Plan satisfied the "best interests of creditors" test. This means that holders of claims and interests in each impaired class must have either unanimously accepted the Plan of Reorganization or that such holders would not receive more in a liquidation of the Company than through the implementation of the Plan of Reorganization. The results of the voting confirmed that, in fact, each class approved the plan.

MATERIAL SUBSEQUENT EVENT

     On the effective date pursuant to the Plan of Reorganization, substantially all pre-petition unsecured debt at pre-reorganization Harvard was converted into equity of post-reorganization Harvard in the form of common stock (the "New Common Stock"). Under the terms of the Plan of Reorganization, holders of Harvard's Pay-In-Kind Exchangeable Preferred Stock ("PIK Preferred Stock") and holders of Harvard's existing common stock (the "Old Common Stock") will each receive warrants ("Warrants") to acquire, in the aggregate, approximately 5% of the New Common Stock, with holders of PIK Preferred Stock each receiving their pro rata share of 66.67% of the Warrants and holders of the Old Common Stock each receiving their pro rata share of 33.33% of the Warrants. On the Effective Date, the Old Common Stock and PIK Preferred Stock were canceled.

     On November 13, 1998, the Bankruptcy Court entered the Order in Aid of Implementation of the Plan of Reorganization and Approving the Terms of Revised Exit Financing. The Company emerged from Bankruptcy on November 24, 1998. Effective with the emergence from bankruptcy, as arranged by Lehman Brothers, Inc. ("Lehman"), the Company issued $25 million of 14 1/2% Senior Secured Notes due September 1, 2003 (the "Notes"). Additionally, the Company entered into a $115 million senior secured credit facility with a group of lenders arranged by Lehman, and including General Electric Capital Corporation as Administrative Agent (the "Senior Credit Facility" and, together with the Notes, the "Financings"). The Senior Credit Facility provides for up to $50 million in term loan borrowings and up to $65 million in revolving credit borrowings.

     The combined proceeds from the issuance of the Notes and initial borrowings under the Senior Credit Facility were used to:

     o refinance the senior and junior debtor-in-possession credit facilities that provided financing to the Company while the Company was in bankruptcy proceedings (together, the "DIP Credit Facilities"),

     o pay administrative expenses due under the Plan of Reorganization and pay related fees and expenses,

     o provide cash for working capital purposes, and

     o provide funds for general corporate purposes.

     The $65 million revolving credit portion of the Senior Credit Facility will be used to finance working capital and for other general corporate purposes.

INDUSTRY OVERVIEW

     The North American automotive parts supply business is composed of sales to OEMs and the automotive aftermarket. The Company primarily sells products to be installed as original equipment in new cars and trucks predominantly to OEMs and to other OEM suppliers.

     New Business Development. Historically, the U.S. automakers furnished their suppliers with blueprints and specifications for their required products and chose vendors based on price and reputation. However, in today's automotive supplier market, it is typical for the U.S. automakers to electronically furnish their suppliers with mathematical data describing the surfaces of the part or system in question, along with the technical description of its functional requirements. At this point, the supplier is expected to assume responsibility for all of the activities necessary to bring the part to production. The development cycle includes the design and engineering function and the production of prototypes for design validation. After validation of the prototype parts or system, tooling is designed and built to manufacture the finished product. The entire cycle usually requires between two and four years to complete, during which the supplier assumes most of the responsibility for managing the interface of the various groups within its own and the customer's organization. These groups include the supplier's and OEMs' respective purchasing/sales, design, engineering, quality assurance and manufacturing areas.

     Prior to the current era of supplier total program responsibility, customer interface was limited to the supplier sales function dealing with the customer purchasing function. In today's marketplace, it is necessary for the Company's engineers and technicians to interface constantly with their counterparts at the U.S. automakers to secure design contracts. This is the principal starting point in the process of being awarded future business. There are significant differences among suppliers in their abilities to design and manage complex systems and bring them through the product design and manufacturing cycle on time and at a competitive price.

     Automotive Supplier Consolidation. The automotive supply industry is experiencing a period of significant consolidation. To lower costs and improve quality, OEMs are reducing their supplier base by awarding sole-source contracts to full-service suppliers who are able to provide design, engineering and program management capabilities and can meet cost, quality and delivery requirements. For suppliers such as the Company, this new environment provides an opportunity to grow by obtaining business previously provided by other non-full service suppliers and by acquiring suppliers that enhance product, manufacturing and service capabilities. OEMs rigorously evaluate suppliers on the basis of product quality, cost control, reliability of delivery, product design capability, financial strength, new technology implementation, quality and condition of facilities and overall management. Suppliers that obtain superior ratings are considered for sourcing new business. Although these new supplier policies have already resulted in significant consolidation of component suppliers in certain groups, the Company believes that consolidation will continue to provide attractive opportunities to acquire high-quality companies that complement its existing business.

     OEM Purchasing, Practices and Trends. In the late 1980's and early 1990's, the U.S. automakers instituted a number of fundamental changes in their sourcing procedures. Principal among these changes has been an increased focus on suppliers' cost and improving quality performance, a significant consolidation in the number of suppliers with which they have relations and, most recently, a move toward purchasing integrated systems or modules rather than component parts.

     OEMs are increasingly seeking suppliers capable of providing complete systems or modules rather than suppliers who only provide separate component parts. A system is a group of component parts that operate together to provide a specific engineering driven functionality and a module is a group of systems and/or component parts representing a particular area within the vehicle, which are assembled and shipped to the OEM for installation in a vehicle as a unit. By outsourcing complete systems or modules, OEMs are able to reduce their costs associated with the design and integration of different components and improve quality by enabling their suppliers to assemble and test major portions of the vehicle prior to their beginning production. In addition, by purchasing integrated systems, OEMs are able to shift engineering, design, program management, and product investment costs to fewer and more capable suppliers. By designing and supplying integrated systems, a supplier is able to reduce costs and improve quality by identifying system-wide solutions. The Company believes that this shift creates an opportunity for suppliers, such as the Company, to provide integrated systems.

     In addition, OEMs have implemented cost reduction programs that require suppliers to pass on a portion of the benefit of productivity improvement in the form of lower prices in exchange for multi-year supply agreements. These initiatives have required suppliers to implement programs to lower their costs and reduce component and system prices to the OEMs.

     New North American OEMs (Transplants). Over the last decade, foreign automotive manufacturers have gained a significant share of the U.S. market, first through exports and more recently through U.S.-based manufacturing facilities ("Transplants"). Japanese export sales have dropped significantly from 1983 to 1993, while Japanese Transplant sales have grown dramatically as Japanese car companies have shifted more of their production to North America. Based on industry analysts' estimates, Transplants produced 51.8% of the Japanese cars sold in the United States in 1994 compared with 8.4% in 1985. As a percent of total North American car production, Transplant production increased from 2.0% in 1985 to 20.5% in 1997.

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

     Demand. As an OEM supplier, the Company is significantly affected by consumer demand for new vehicles in North America. Demand in North American car and light truck markets is tied closely to the overall strength of the North American economies. After attaining a production level of approximately
13.6 million units
in 1985, North American car and light truck production fell to 10.4 million units in 1991. Since this low, production rose to 15.6 million units for the 1997 calendar year.

OPERATIONS DESCRIPTION

     Overview. In general, automotive component manufacturers, like the Company, are invited to bid for specific products and component systems which are incorporated in both new and existing automotive platforms. If the platform already exists, the current supplier may be favored by the OEM because of the supplier's familiarity with the existing product as well as its existing investment in the manufacturing process and tooling.

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

     Due to the long gestation between being awarded a contract for a new platform and producing parts, and the considerable designing and planning obligations required of the successful bidder during this period of delay, the OEMs were reluctant to award new business to the Company during the pendency of the Chapter 11 cases. As a result, the awarded new business during the pendency of the Chapter 11 cases was less than would be anticipated under normal conditions. This could have serious effects on the financial strength of the Company in the next several years when the recently awarded platforms commence production.

     Design, Production and Delivery. The Company believes that it has strong design and engineering capabilities which enable it to serve its customers better in the initial phases of product development. The Company's Computer Aided Engineering ("CAE") group, located at its Farmington Hills, Michigan facility, is the focal point of this initiative. The CAE group utilizes Computer Aided Design ("CAD") techniques which allow the Company's design engineers to develop a product's physical and performance characteristics into state-of-the-art hardware and software systems. These systems subsequently produce 3-D representations of the products, which can be automatically downloaded into Computer Numerically Controlled ("CNC") milling and cutting machines. These CNC machines can produce tooling equipment and manufacture products with a high degree of accuracy and reduced lead times, thereby reducing the historically high labor content in the pre-production costs. Furthermore, the Company can mathematically test its product designs prior to production, resulting in savings through the reduction in the number of physical prototypes and significantly reducing the lead time typical in developing and testing new products. The Company has research and development facilities in Newfields, New Hampshire and Farmington Hills, Michigan where Company personnel meet with customers to incorporate the customers' structural and thermal requirements into the product design process. In addition, the Company maintains engineering facilities at Jackson, Michigan and Wytheville, Virginia.

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

     Consistent with the Company's design approach is its increasing involvement in cooperative supplier programs. As a cooperative supplier, the Company receives the initial design responsibilities for a specific product or component for a particular vehicle in the early stages of its design. These programs, which effectively move the burden of design and development of new products from OEMs to their suppliers, resulting in corresponding increased costs, have represented an increasing trend in the automotive industry in the late 1980's and early 1990's. In 1995 and 1996, the Company was the cooperative supplier on three major body sealing programs at General Motors. Three additional General Motors programs (GMX230, GMT360 and GMX320) were ultimately awarded to the Company in 1997.

     Following the design of its products, the Company employs work cells and synchronous manufacturing techniques to improve production efficiency. Central to this approach is the emphasis on a "continuous improvement" environment that enables employees to develop new and more efficient manufacturing techniques.

BUSINESS STRATEGY

     Management's business strategy focuses on leveraging Harvard's core competencies in the design and production of OEM automotive components in order to target new business opportunities with existing automotive OEM customers, as well as in the automotive aftermarket and non-automotive industrial market.

     In an effort to improve operating margins, Harvard has made significant progress in closing or divesting itself of underperforming facilities and exiting unprofitable OEM business. Since the management transition in November 1997, the company has announced the closing or sale of numerous divisions/manufacturing plants and is in the process of re-allocating underutilized production capacity to higher margin industrial applications (See Asset Sales Section below). In addition to closing unprofitable facilities, Harvard is working with customers in evaluating product design and production processes to increase margins to targeted levels.

     Management intends to focus on accessing the non-automotive industrial market and the automotive aftermarket to leverage its existing product portfolio and manufacturing expertise. Harvard believes that a number of its existing automotive processes such as spin forming, tube rolling, rubber extrusion and high-strength steel forming will be marketable in the industrial and aftermarket arenas because these processes are commonly used for products offered in those markets. Management has experience in both the automotive and industrial markets, especially in lawn and garden machinery, and construction supplies and equipment.

     In addition to the non-automotive opportunities discussed above, the Company believes that it can effectively cross-market products from its different divisions to leverage its relationships at General Motors, Ford and Chrysler. The Company is focused on the design and production of integrated systems for OEMs as opposed to individual supplying parts on a contract basis. Harvard may also make selected small acquisitions to broaden its product offerings, technological capabilities and customer base, or to increase its distribution channels.

ASSET SALES

     In November 1997, the Company sold the Materials Handling division of Kingston-Warren for approximately $18 million in cash. In 1998, Harvard sold the land, building and certain other fixed assets of its Harvard Interiors division in St. Louis, Missouri for approximately $4.1 million. During the same period, Harvard divested certain tooling assets associated with the underperforming mirrors business of its Harman Automotive, Inc. subsidiary ("Harman") for approximately $0.8 million. In June 1998, Harvard sold its Elastic Stop Nut Division ("ESNA") facility in New Jersey, for approximately $1.9 million. In September 1998, the Company sold, at auction, certain assets of Harman for approximately $2 million.

     In 1998, the Company focused on selling the Greeneville and Toledo plants of Doehler-Jarvis and receiving compensatory payments from Ford and General Motors for operating losses that Harvard incurred from continuing to operate the Toledo plant prior to shutdown. Production ceased at Toledo in June 1998. In September 1998, the Company sold substantially all of the assets and assigned certain liabilities of Greeneville for $10.9 million subject to adjustments.

     Among the sale transactions which are currently pending, Harvard has most recently signed a letter of intent to divest the Tiffin plant of the Hayes-Albion subsidiary for $1.6 million and is negotiating an agreement to sell Doehler-Jarvis Toledo's land and building. The operations formerly in the Snover, Michigan facility were moved to other locations and the Snover facility is currently for sale.

     The table below lists those assets that have been or will be sold as part of the Company's asset disposition plan:

ASSETS SOLD OR TO BE SOLD                                                        MONTH/YEAR
-------------------------------------------------------------------------------  ------------------------
Manufacturing Plant in Sevierville, TN (Harman)                                  August 1997
King-Way Assets (Material Handling Division of Kingston-Warren)                  November 1997
St. Louis Facility (Harvard Interiors)                                           January 1998
Certain assets of Furniture Business (Harvard Interiors)                         March 1998
Tooling for Automotive Component Parts (Harman)                                  April 1998
Union, NJ Facility (Specialty Fastener Division ("ESNA"))                        June 1998
Remaining assets of Furniture Business (Harvard Interiors)                       June 1998
Tooling and Equipment for Automotive Component Parts (Toledo)                    August 1998
Doehler-Jarvis Greeneville, TN Plant                                             September 1998
Harman Automotive (fixed assets)                                                 September 1998
Hayes-Albion Tiffin, OH Plant                                                    Pending
Doehler-Jarvis Toledo, OH--land and building                                     Pending
Doehler-Jarvis Toledo, OH--equipment                                             Pending
Harman Automotive Bolivar, TN facility                                           Pending
Hayes-Albion (Trim-Trends) Snover, MI--land and building                         Pending

SUBSIDIARIES

  Kingston-Warren

     Kingston-Warren, which was acquired by Harvard in 1986, has conducted business since 1945 and is primarily engaged in manufacturing rubber glass-run channels, sealing strips and body seals for door and trunk lids. Kingston-Warren operates from three plant locations which occupy 584,000 square feet: Newfields, NH; Wytheville, VA; and Church Hill, TN. At September 30, 1998, Kingston-Warren employed approximately 1,200 persons.

     Kingston-Warren has developed proprietary technology in the following areas: adhesive and non-adhesive techniques for bonding polymers and metals into single units, multiple extrusion capabilities, integrated components to realize cost and quality advantages of total systems and advanced polymer/metal technology that integrates polymers and metal into single systems. Kingston-Warren is also known for its prototyping and testing functions.

     Kingston-Warren provides a variety of sealing products for several different major OEM platforms. The following table represents a product summary.

CUSTOMER                           PRODUCT                            PLATFORM
---------------------------------  ---------------------------------  ---------------------------------
Freightliner                       Body & Glass Sealing               Heavy Truck
General Motors                     Glass Sealing                      Malibu/Cutlass
General Motors                     Glass Sealing                      Cadillac DeVille
General Motors                     Glass Sealing                      Cavalier/Sunfire
General Motors                     Glass Sealing                      Grand Prix
General Motors                     Glass Sealing                      Bonneville
General Motors                     Glass Sealing                      LeSabre
General Motors                     Glass Sealing                      Oldsmobile 88
General Motors(1)                  Glass Sealing                      Blazer & Jimmy
General Motors(1)                  Glass Sealing                      DeVille
General Motors(1)                  Glass Sealing                      Catera
General Motors(1)                  Greenhouse Moldings                Catera

------------------
(1) Products constitute goods to be delivered in the future pursuant to contracts that have been executed by the Company and the customer ("Future Booked Business").

     Kingston-Warren's three manufacturing facilities deliver over 134 million feet of supported, unsupported, and multiple durometer extrusions per year. Its short cycle production is supported by interactive manufacturing systems including MRP II, J-I-T, bar coding and statistical process controls. During 1998, Kingston-Warren constructed a rubber mixing facility at its Wytheville, VA location allowing the company to compound its own rubber mixtures. This will further shorten the production cycle and permit Kingston-Warren to custom mix its rubber compounds to it own performance and quality specifications. Kingston-Warren's major competitors include BTR, Standard Products, GenCorp and Waterville.

  Pottstown Precision Casting (formerly Doehler-Jarvis Pottstown, Inc.)

     Acquired by Harvard in July 1995 for $218 million, Doehler-Jarvis has been in operation since 1907. Doehler-Jarvis specialized in complex, high volume aluminum castings primarily for use in the automotive industry. Although Doehler-Jarvis through its subsidiaries historically operated three plants (Toledo, Ohio; Pottstown, Pennsylvania; and Greeneville, Tennessee), only the Pottstown plant remains in operation following Harvard's emergence from Chapter 11, and the subsidiary has been renamed Pottstown Precision Casting, Inc. Pottstown's primary customers are Ford and General Motors. At
September 30, 1998, the Pottstown plant employed approximately 475 persons.

     The Pottstown plant specializes in medium size aluminum die castings and complements its casting capabilities with precision machining. It is an independent supplier of parts cast with 390 aluminum alloy (a heat-resistant and durable alloy) in North America, supplying heavy duty internal transmission and air compressor castings. Pottstown smelts an average of 165,000 pounds of 390 aluminum alloy per day (60% capacity), and approximately 110,000 pounds of the other alloys per day. Pottstown has over 50 casting machines to focus on small to medium sized parts.

     Pottstown makes products which are supplied to General Motors, Ford, and Simpson Industries, among others. The following table represents a product summary.

CUSTOMER                           PRODUCT                            PLATFORM
---------------------------------  ---------------------------------  ---------------------------------
General Motors                     Engine Bed Plate                   Passenger Cars
General Motors                     Input Housing                      Light Trucks
Simpson Industries                 V6 Cylinder Head                   Various Vehicles
General Motors                     Pump Cover 4-L60                   All vehicles

     The Pottstown facility is QS9000 certified, a quality assurance program conducted by General Motors, and has a wide range of die casting capabilities. The 470,000 square foot facility has advanced robotics for painting, casting, die servicing, controlling metal pouring and casting extraction.

     Pottstown competes primarily with Gibbs Die Casting Corp., Spartan, Ryobi Die Casting (USA), Inc., ITT Lester Industries, Inc., Fort Wayne Foundry Corp., CMI International Inc. and Teksid SPA, as well as the captive aluminum casting operations of the U.S. automakers.

  Hayes-Albion

     Hayes-Albion was purchased by Harvard in 1986 and has conducted business since 1888 as a supplier of cast and machined parts to the automotive, farm equipment and general industrial markets. Historically, Hayes-Albion has operated six plants, but is in the process of divesting its Tiffin, Ohio plant. Hayes-Abion's five manufacturing facilities located in Albion, and Jackson, Michigan; Bridgeton, Missouri; Rock Valley, Iowa; and Ripley, Tennessee occupy approximately 1,000,000 square feet and at September 30, 1998, employed approximately 1,500 persons. The Company's Hayes-Albion primary customers are Ford, General Motors and Caterpillar.

     Hayes-Albion's products consist of ferrous and non-ferrous castings and fans. Ferrous castings are made from iron or steel, while non-ferrous castings are made from other components such as aluminum, magnesium or zinc. Products made from ferrous castings include transmission parts, universal joint yokes, rear axle housings and suspension parts. Products made from aluminum, magnesium and zinc castings include valve train covers, engine covers, suspension parts and steering columns supports, and are manufactured for the automotive, transportation, construction and machinery industries.

     The Company is currently evaluating its options for the Hayes-Albion's Ripley, TN operations. Ripley produces die cast magnesium components and a small amount of die cast aluminum components primarily for the automotive OEM market. During the Chapter 11 reorganization, Ripley was unable to participate fully in the magnesium market and several of its programs were targeted for resourcing or second scourcing by its customers. Absent significant new, higher margin orders, management currently projects continued operating losses for this operation. In its Chapter 11 restructuring plan, the Company projected a growing use of magnesium in automotive and industrial applications due to its high strength and light weight. Upon further analysis, due to the stability of aluminum pricing (resulting from the OEMs recent successful conclusion of long term aluminum commodity supply agreements) the outlook for expected growth in the use of magnesium will be significantly delayed, and as a result of this changed marketing outlook, the Company is evaluating a sale of the Ripley facility.

     The following table represents a product summary of Hayes-Albion.

CUSTOMER                           PRODUCT                            PLATFORM
---------------------------------  ---------------------------------  ---------------------------------
Caterpillar                        Various Die Castings               N/A
Caterpillar                        Machine Shafts                     N/A
Chrysler                           Plastic Fans                       All Trucks
Ford                               Gear Cases                         Medium Trucks
Ford                               Differential Carriers              Lincoln
Ford                               Differential Carriers              All Trucks
Ford                               Yokes                              All Rear Wheel Drive Vehicles
General Motors                     Fans                               Medium Trucks
General Motors                     Delphi Machined Shafts             All Trucks
General Motors                     Front Engine Covers                Passenger Cars
Isuzu                              Valve Covers                       Light Trucks
Toyota                             Valve Covers                       Lexus
Ford(1)                            Differential Carriers              Lincoln & Jaguar
Ford(1)                            Gear Cases                         F-250 and F-350 Trucks
General Motors(1)                  Engine Fans                        Blazer and Jimmy Trucks
GM-Delco(1)                        Shafts                             Various Cars & Trucks
Caterpillar(1)                     Various Components                 Engine Applications

------------------
(1) Future Booked Business.

     Hayes-Albion has also identified opportunities with General Motors, Ford and TRW to produce differential carriers, fans and various castings for additional model platforms.

     Hayes-Albion utilizes a technology driven approach to manufacturing which utilizes computer modeling. Their manufacturing processes include centerless grinding, CNC machining, heat treating, broaching, vibratory deburring and parts washing and testing. Hayes-Albion's arc and coreless induction furnaces melt over 1,000 tons of iron daily. Heat treating capacity exceeds 100 tons per day and Hayes-Albion can produce a broad range of castings from under one pound to over 150 pounds.

     Hayes-Albion's primary competitors include Intermet, Grede, Schwitzer, Lunt and Racine.

  Trim Trends, Division of Hayes-Albion

     Trim Trends, acquired by the Company in 1986 as part of Hayes-Albion, has conducted business since 1948 primarily in functional and decorative metal stampings for automotive applications. Trim Trends operates from four plants covering 467,000 square feet: Deckerville, Michigan; Bryan and Spencerville, Ohio; and Dundalk, Ontario. In September 1998, the Company announced the consolidation of its Snover, Michigan operation into the Deckerville, Michigan facility. Operations at Snover ceased in December 1998. At September 30, 1998, Trim Trends employed approximately 700 persons.

     Trim Trends manufactures roll form door frames for the North American OEM market. In addition to the U.S. automakers, Trim Trends sells its products to Navistar, Lear Corporation, Mitsubishi and Honda. Trim

Trends has capabilities in roll forming, stretch bending, general metal assembly technology and design and engineering. Trim Trends is currently bidding for programs at General Motors and Chrysler for upper door frames, bumper impact beams, door impact beams and other door and structural components. Trim Trends also recently obtained awards from Chrysler to supply door frames for its NS Van platforms and structural components for the LH Sedan, and an award from General Motors to supply a door component for its GM 200 platform.

     Trim Trends products are primarily sold to automotive OEMs and automotive seating manufacturers. Primary customers include Ford, Chrysler, General Motors, Lear Corporation and Navistar. The following table represents a product summary.

CUSTOMER                           PRODUCT                            PLATFORM
---------------------------------  ---------------------------------  ---------------------------------
Chrysler                           Door Frames                        Mini Vans
Chrysler                           Various Stampings                  Intrepid & LHS
Chrysler                           Roll Formed H.S.S.                 Intrepid & LHS
Ford                               Door Frames                        Escort
General Motors                     Door Beams                         All Light Trucks
General Motors                     Door Beams                         Cadillac DeVille
General Motors                     Door Tracks                        MiniVan
General Motors(1)                  Door Beams                         MiniVan
General Motors(1)                  Cross Member                       DeVille
Mitsubishi(1)                      Delta Sash                         Galant
Mitsubishi(1)                      Division Post Assembly             Galant
Magna(1)                           Cross Member                       Chrysler Van
Magna(1)                           Drip Rail                          Chrysler Van
Lear Corporation(1)                Seat Reinforcement                 Ford Van

------------------
(1) Future Booked Business.

     Trim Trends' four plants form a single source for specialized and compatible metal fabricating. The processes include: roll forming, stretch bending, stamping, various assembly functions, machining, welding, fabricating and anodizing. On-site equipment consists of over 200 presses, ranging in size up to 1,600 tons. Trim Trends utilizes statistical process controls to ensure consistently high quality, reduce failure costs and maintain the dynamics for constant product and process improvement.

     Trim Trends competes against a number of other domestic and international suppliers of formed metal components, including Visteon, Excel Industries, Benteler Werke AG, Magna International and Inland Fisher Guide.

COMPETITION

     The Company is subject to competition from many companies larger in size and with greater financial resources and a number of companies of equal or similar size which specialize in certain of the Company's activities. The Company considers major competitors with respect to each unit in its business to include: Kingston-Warren: Standard Products, GenCorp, BTR. and Waterville; Hayes-Albion: Intermet, Grede, Schwitzer, Lunt and Racine; Trim Trends: Excel Industries, Inland Fisher Guide, Magna International, Visteon and Benteler Werke AG; Pottstown: Ryobi Die Casting (USA), Inc., Gibbs Die Casting Corp., ITT Lester Industries, Inc., Fort Wayne Foundry Corp., CMI International Inc., Spartan and Teksid SPA, as well as the captive aluminum casting operations of the U.S. automakers. Companies in these sectors compete based on several factors, including product quality, customer service, product mix, new product design capabilities, cost, reliability of supply and supplier ratings.

INTELLECTUAL PROPERTY

     The Company from time to time applies for patents with respect to patentable developments. However, no patent or group of patents held by the Company is, in the opinion of management, of material importance to the Company's business as a whole.

MARKETING AND SALES

     The Company markets and distributes its products to non-governmental entities through sales persons and independent manufacturers' representatives, the loss of any one of whom would not have a materially adverse impact on the Company. The Company and its subsidiaries compete for OEM business at the beginning of the development of new products, upon customer redesign of existing components and customer decisions to outsource captive component production. Such sales to automotive OEMs are made directly by the Company's sales, customer service and engineering force. The Company's sales and engineering personnel service its automotive OEM customers and manage its continuing programs of product development and design improvement. In keeping with industry practice, OEMs generally award blanket purchase orders and contract through the life cycle of the product for specific parts and components for a given model for a particular powertrain or other mechanical component. These components are generally used across several platforms or models. Purchase orders do not commit customers to purchase any minimum number of components and are not necessarily dependent upon model changes. Substantially all of the Company's sales are derived from United States and Canadian sources.

EMPLOYEES

     At September 30, 1998, Harvard had approximately 4,400 employees, a decrease of approximately 2,100 employees from September 30, 1997 resulting from the wind-down and/or divestiture of several operating facilities as discussed elsewhere herein. Approximately 42% of Harvard's employees as of September 30, 1998 were covered by collective bargaining agreements negotiated with 16 locals of 9 unions (collectively, the "Unions"). These contracts expire at various times through the year 2002. Discussions with various Unions regarding new labor agreements or extensions of existing contracts are presently under way. The following table outlines the labor agreement expiration dates at each of Harvard's plants.

PLANT                              UNION                              DATE OF EXPIRATION
---------------------------------  ---------------------------------  ---------------------------------
Albion                             UAW                                3/01/02
Jackson                            UAW                                7/01/02
Tiffin                             UAW                                2/01/00
St. Louis                          IAM                                5/01/00
Spencerville                       UAW                                4/30/99
Bryan                              Paper-Workers                      12/15/99
Dundalk/Canada                     USWA                               6/27/99
Arnold                             Painters                           3/13/01
Transportation                     Teamsters                          3/31/00
Pottstown                          Master + Local UAW                 10/31/99

     The Company expects that all of the collective bargaining agreements will be extended or renegotiated in the ordinary course of business. As a result of such renegotiations, the Company expects that its labor and fringe benefit costs will increase in the future. The Company does not believe that the impact of these increases will negatively affect the financial position or results of operations of the Company. The Company has never experienced any work stoppages at its facilities and has been able to extend or renegotiate its various collective bargaining agreements without disrupting production.

     In December 1997 the Company entered into modified executive severance agreements (the "Executive Agreements") with Joseph Gagliardi, Roger Burtraw and Richard Dawson, the then Chief Financial Officer, President and General Counsel of the Company, respectively. These agreements continued the severance arrangements previously established for these covered executives with certain modifications. These modifications included changing the definition of "Change in Control" to prevent a triggering based on the Company's reorganization itself, confirming and supplementing certain prepetition pension arrangements and extending the expiration date of the prepetition severance agreements. Richard Dawson, former Senior Vice President for Law and Administration, left the Company's employ in February 1998 and has been paid approximately $400,000 in benefits under his Executive Agreement. Roger Burtraw left the Company's employ in July 1998 and has been paid approximately $1,000,000 in benefits under his Executive Agreement. Joseph Gagliardi remained with the company as Executive Vice President Administration. The executive agreements were approved by an order of the Bankruptcy Court dated December 30, 1997.

SOURCES AND AVAILABILITY OF RAW MATERIALS

     The raw materials required by the Company are obtained from regular commercial sources of supply and, in most cases, from multiple sources. Under normal conditions, there is no difficulty in obtaining adequate raw material requirements at competitive prices, and no shortages have been experienced by the Company. Major raw materials purchased by Harvard include aluminum, energy, steel, glass, rubber, and paint. The Company considers its major raw material suppliers with respect to each unit in its automotive business to include:
Kingston-Warren: PPG and Burton Rubber; Hayes-Albion: Consumer's Power, Jackson Iron and Metal and Acustar; and Trim Trends: Inland Steel. These suppliers furnish energy, steel, glass, rubber, and paint to such subsidiaries. Pottstown is not dependent on any individual supplier. Its principal raw material is aluminum, which is purchased from multiple suppliers. Captive aluminum processing operations enable Pottstown to purchase less costly scrap aluminum and non-certified aluminum ingot and to refine the metal to the required certified specifications. Harvard's purchase orders with its OEM customers provide for price adjustments related to changes in the cost of certain materials.

     The Company's top ten suppliers in 1998 for continuing businesses were:

                                        DOLLARS/YEAR
                                        (APPROXIMATE)
                                           (IN
SUPPLIER                                THOUSANDS)             PRODUCT           HARVARD DIVISION
-------------------------------------   -------------      ----------------    ---------------------
PPG                                        $10,800         Glass               Kingston-Warren
Chrysler                                   $10,000         Steel Coil          Trim Trends division
Jackson Iron & Metal                       $ 9,600         Steel Scrap         Hayes Albion
M.A. Hanna Rubber Co.                      $ 8,000         Rubber Compound     Kingston-Warren
Stanton Moss, Inc.                         $ 4,000         Aluminum            Hayes Albion
Dyna-Mix, Inc.                             $ 3,400         Rubber Compound     Kingston-Warren
Asian Metals                               $ 3,100         Magnesium           Hayes Albion
Globe Metals                               $ 3,000         Silicon             Hayes Albion
Steel Technologies                         $ 3,000         Steel Coil          Trim Trends division
Eastern Alloys                             $ 2,900         Aluminum            Hayes Albion

BUSINESS CYCLE AND SEASONALITY

     The Company's customers are predominantly automotive OEMs. As such, sales of the Company's products directly correlate with the overall level of passenger car and light truck production in North America. Although most of the Company's products are generally not affected by year-to-year automotive style changes, model changes may have a significant impact on sales.

     In addition, the Company experiences seasonal fluctuations to the extent that the operations of the domestic automotive industry slow down during the summer months, when plants close for vacation period and model year changeovers, and during the month of December for plant holiday closings. As a result, the Company's third and fourth quarter sales are usually somewhat lower than first and second quarter sales.

RISK FACTORS RELATING TO THE BUSINESS

  Emergence from Bankruptcy

     The Company emerged from bankruptcy proceedings contemporaneously with the consummation of the Financings. The fact that the Company was in bankruptcy may affect the Company's ability to negotiate favorable trade terms with manufacturers and other vendors in the future. Similarly, the Company's experience in bankruptcy could have an adverse impact on its ability to secure new purchase orders with current and prospective customers. The failure to obtain favorable terms from suppliers or new business from current and prospective customers could have a material adverse effect on the Company and its financial performance.

     In particular, the fact that the Company was in bankruptcy had a negative impact on the Company's results of operations and may also negatively affect the Company's ability to win new business in the future. In general, there is a delay of between two to four years after being awarded a contract to supply components for a new OEM platform to the period when sales of such components are made. During this period of delay, automotive component suppliers must bear considerable design and development costs associated with the new platform. In light of these considerable costs and the financial constraints of bankruptcy, the Company has not been awarded as many contracts as it might otherwise have obtained had it not been in bankruptcy. General Motors has been supportive of the Company during this period and has awarded several new contracts to Harvard during the period of bankruptcy reorganization.

  Net Losses

     The Company experienced losses for the last three fiscal years. For fiscal years 1996, 1997 and 1998, the Company had net losses of approximately
$69 million, $389 million and $56 million respectively. These losses have been primarily due to operating inefficiencies and losses associated with operations of the Company designated for sale or wind-down. If the Company continues to experience net losses, the Company will be required to find additional sources of financing to fund its operating deficits, working capital requirements, and anticipated capital expenditures and financing commitments. There can be no assurance that such financing will be available on terms and conditions acceptable to the Company in such circumstances or that, if debt financing is required, such financing would be permitted under the terms of the Indenture and the Senior Credit Facility. If the Company experiences losses in the future, that fact, combined with the absence of additional financing, could impair the Company's ability to pay the principal of and Interest and premium, if any, on the Notes, or to redeem the Notes.

     The Company's Plan of Reorganization as an acceptable means of satisfying creditor claims in accordance with the Bankruptcy Code, was confirmed by the Court on October 15, 1998, and such plan became effective on November 24, 1998 (See Note 28). Continuation of the Debtors' business after reorganization is dependent upon the success of future operations, including execution of the Company's turnaround business strategy and the ability to meet obligations as they become due. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and at September 30, 1998 had a net working capital deficit and shareholder's deficit. These factors among others raise substantial doubt about the Company's ability to achieve successful future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  Noncomparability of Financial Information

     Information reflecting the results of operations and financial condition of the Company subsequent to the Effective Date will not be comparable to prior periods due to (i) the replacement of the management team and the restructuring of the Company's core operations and general and administrative activities;
(ii) the Company's bankruptcy proceedings, including the costs and expenses relating thereto, and the effect of the settlement of certain related liabilities; and (iii) the application of Fresh Start Reporting (as defined herein), pursuant to which the Company's equity will be restated at "reorganization equity value," a value which was determined by the financial advisors to the Creditors' Committee, pursuant to the Plan of Reorganization. In addition, because the Company has been in a restructuring phase and has continued to incur costs and expenses relating to its bankruptcy proceedings, the results of operations since May 1997 may not be indicative of the Company's future performance. See "Item 1 Business--Subsequent Material Event."

  Risks Associated with Execution of the Turnaround Business Strategy

     The Turnaround Business Strategy entails a substantial restructuring of the Company's revenue and customer base. As a result, the Company's value and profitability are dependent upon its ability to successfully execute the Turnaround Business Strategy. The success of the Turnaround Business Strategy, however, is subject to, among other things, the Company's ability to:

     o terminate consensually certain unprofitable contracts and purchase orders with its customers;

     o attract new business or customers for its present business segments;

     o produce and sell new products at projected margins and at competitive prices;

     o attract key new personnel for its manufacturing facilities;

     o dispose of old customer orders in a time span that will enable the Company to utilize capacity for new business in an efficient manner;

     o develop or acquire a distribution network for after-market and industrial products; and

     o appropriately gauge the impact of the Turnaround Business Strategy on relations with current customers.

     There can be no assurance that the Turnaround Business Strategy will be successful or that the Company will be able to operate profitably even if the Turnaround Business Strategy is successfully executed. If implementation of the Turnaround Business Strategy is not successful and the Company is unable to generate sufficient operating funds to pay Interest, Liquidated Damages and premium on, and principal of, the Notes and other indebtedness of the Company, including indebtedness under the Senior Credit Facility, there can be no assurance that alternative sources of financing would be available to the Company or, if available, that such financing would be available on commercially reasonable terms.

  Capital Intensive Industry; Capital Expenditure Program

     The Company operates in an industry which requires substantial capital investment, and additional capital expenditures are required by the Company to upgrade its facilities. The Company believes that its competition will continue to invest heavily to achieve increased production efficiencies and improve product quality. During the past few years, the Company has deferred certain discretionary capital expenditures due to financial constraints.

     The Company's ability to compete in such a competitive environment will be dependent upon, among other things, its ability to make major capital expenditures over the next several years in order to service existing business, enter new markets and remain competitive in certain markets. The Company had capital expenditures of approximately $25 million in 1998 and forecasts capital spending to be $20 million in 1999. Through 2002 (inclusive of 1998), the Company expects to spend approximately $110 million in capital expenditures. There can be no assurance that there will be sufficient internally generated cash or available acceptable external financing available to make the necessary capital expenditures for a sufficient period of time.

  Risks Inherent in the Automotive Industry

     A significant portion of the Company's sales are made to customers in the automobile and light truck manufacturing industry. Direct sales of the Company's products to the automobile and light truck manufacturing market accounted for approximately 92%, 98%, and 96% of its net sales for its fiscal years ended September 30, 1998, 1997 and 1996, respectively. Demand for certain of its products is affected by, among other things, the relative strength or weakness of the North American automobile and light truck manufacturing industry and events, such as regulatory requirements, trade agreements and labor disputes, one of which was settled in the third quarter of 1998 after a 54 day strike at General Motors which occurred between June 7 and July 31, 1998, affecting the North American automobile and light truck manufacturing industry. The Company's revenue and operating income was adversely impacted by the strike.

     In addition, automotive sales and production are cyclical and somewhat seasonal and can be affected by the strength of a country's general economy. A decline in automotive production and sales would likely affect not only the sales of components, tools and services to vehicle manufacturers and their dealerships, but also the sales of component, tools, and services to aftermarket customers. Such a decline in sales and production could result in a decline in the Company's results of operations or a deterioration in the Company's financial condition. If demand changes and the Company fails to respond accordingly, its results of operations could be adversely affected in any given quarter. See "Item 1 Business--Industry Overview."

  Risks Associated with Obtaining Business for New and Redesigned Model Introductions

     The Company principally competes for new business both at the beginning of the development of new models and upon the redesign of existing models by its major customers. New model development generally begins two to five years prior to the marketing of such models to the public, and existing business generally lasts for the model life cycle. In order to meet the needs of customers with changing products, the Company needs to implement new technologies and manufacturing processes when launching its new products. Moreover, in order to meet its customers' requirements, the Company may be required to supply its customers regardless of cost and consequently suffer an adverse impact to operating profit margins. Although management believes it has implemented manufacturing processes that adapt to the changing needs of its customers, no assurance can be made that the Company will not encounter difficulties when implementing new technologies in future product launches, any of which could adversely affect the Company.

  Reliance on Major Customers

     Of the Company's consolidated net sales for fiscal year 1998, approximately 39%, 34%, and 10% were attributable to General Motors, Ford and Chrysler respectively. Although the Company has purchase orders from many of its customers, such purchase orders generally provide for supplying the customer's annual requirements for a particular model or assembly plant, renewable on a year-to-year basis, rather than for manufacturing a specific quantity of products. The loss of any one of its major customers or a significant decrease in demand for certain key models or a group of related models sold by any of its major customers could have a material adverse effect on the Company. (See "Item 1 Business--Customers.")

  Dependence on Key Personnel

     The success of the Company depends in large part upon the abilities and continued service of its executive officers and other key employees and, in particular, of Roger Pollazzi, who currently serves as Chairman and Chief Executive Officer. There can be no assurance that the Company will be able to retain the services of such officers and employees. The failure by the Company to retain the services of Mr. Pollazzi and other key personnel could have a material adverse effect on the Company's results of operations and financial condition. (See "Item 1 Business--Company History.")

  Environmental Matters

     The Company is subject to extensive regulation under environmental and occupational health and safety laws and regulations. In addition, the Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. Section Section 9601 et seq., ("CERCLA") generally imposes joint and several liability for clean-up and enforcement costs, without regard to fault on parties allegedly responsible for contamination at a site. The Company may be subject to liability as a result of the disposal of hazardous substances on and off the properties currently and formerly owned or operated by the Company. In addition, the Company is subject to various federal, state, local and foreign laws and regulations, including CERCLA, governing the use, discharge and disposal of hazardous materials. During fiscal years 1996, 1997, and 1998, the Company expended, in cash, $2.7 million, $1.7 million, and $0.1 million, respectively, in environmental remediation costs and related expenses.

     As a result of historical and current operations involving the use and disposal of hazardous materials in the ordinary course of its operations, the Company has been named as a defendant or potentially responsible party in a variety of environmental matters, including contractual indemnity and statutory cost recovery litigation involving current and former operating facilities as well as waste disposal sites. As part of such litigation, the Company has asserted counterclaims and cross-claims relating to the properties involved and other properties where the Company believes that the original plaintiffs, as well as other parties, are liable for certain investigative and remedial costs that have been or may be incurred by the Company. The Company believes that all claims for costs related to off-site disposal or formerly owned properties will be discharged by the bankruptcy.

     The Company is also conducting remedial activities at certain current and former facilities pursuant to governmental orders and private contractual agreements. The Company has granted access to the Michigan Department of Environmental Quality at the Hayes-Albion plant in Jackson, Michigan for an investigation of the plant's use and disposal of chlorinated solvents. The investigation is in connection with the Department's evaluation of an area-wide groundwater contamination problem. The Company may be subject to injunctive orders requiring remediation of this property. In addition, the State of Ohio has filed a complaint in state court in Ohio seeking penalties and injunctive relief arising out of alleged air emission violations at the Tiffin, Ohio facility.

     Furthermore, as a result of the Company's manufacturing operations involving the use and disposal of hazardous substances, the Company is aware of certain currently owned facilities that are not required to be remediated at the current time but that could possibly require remediation activity in the future. While the Company believes it has provided adequate reserves (estimated to be approximately $8.5 million upon consummation of the Plan of Reorganization) for its share of potential costs associated with the clean-up of hazardous substances at various sites. Changes in existing environmental laws or their interpretation and more rigorous enforcement by regulatory authorities may give rise to additional expenditures, compliance requirements or liabilities that could have a material adverse effect on the business, financial condition and results of operations of Harvard.

     Finally, given the historical operations involving the use and disposal of hazardous substances at the Company's facilities, additional environmental liability and litigation may arise in the future, the precise nature and magnitude of which cannot be predicted. (See "Item 3 Legal Proceedings.")

  Underfunded Pension Plans

     As reflected in its audited financial statements, the Company and its subsidiaries collectively had aggregate unfunded pension liabilities as of September 30, 1998 and 1997 of approximately $17.0 and $5.7 million respectively related to their defined benefit pension plans where plan liabilities (on an accumulated benefit obligation basis) exceeded the fair value of plan assets. Approximately $7.4 million of the increase in 1998 is due to a curtailment loss associated with the Toledo plant shut down. On July 26, 1994, the Company and certain of its affiliate companies entered into a settlement agreement (the "PBGC Settlement Agreement") with the Pension Benefit Guaranty Corporation ("PBGC"), pursuant to which the Company and certain of its subsidiaries were obligated, among other things, to make contributions to specified underfunded pension plans. All contributions required to be made pursuant to such settlement agreement have been made. In connection with the Plan of Reorganization, the PBGC and the Company have entered into a new PBGC Settlement Agreement under which the PBGC Settlement Agreement was terminated. The terms and provisions of the old and new PBGC Settlement Agreements are more fully described in the Disclosure Statement.

     On November 6, 1998, the Company filed a Post-Event Notice of Reportable Event disclosing more than 20% reductions in participation under the Doehler-Jarvis Pension Plan for wage basis employees, the Harvard Retirement Plan and the Retirement Plan for Union Employees of Harman Automotive, Inc. as a result of the shut down, during the pendency of the Chapter 11 proceedings, of the Doehler-Jarvis Toledo operations, the St. Louis, Missouri facility of the Company's Harvard Interiors Manufacturing Company ("Harvard Interiors") division and the Bolivar, Tennessee facility of Harman Automotive, Inc., and the sale of assets of the Greeneville, Tennessee facility of Greeneville. The PBGC and the Company have amended the new PBGC Settlement Agreement to expand the matters as to which the PBGC will refrain from exercising its remedies under the Employee Retirement Income Security Act of 1974, as amended ("ERISA") to include the above-described shutdowns and sale of assets. No additional obligations were imposed upon the Company or its subsidiaries as a result of this amendment. The Company estimates that, upon emergence from Chapter 11, the unfunded liabilities related to defined benefit pension plans will be approximately $17 million. If the Company is unable to meet its contribution obligations under such plans, and alternative contribution arrangements cannot be agreed upon, the PBGC has remedies under ERISA that would permit it to seek to terminate the affected plan or plans, thus accelerating payment obligations for the affected underfunded plan or plans.

  Impact of the Year 2000

     As is the case with most other companies using computers in their operations, the Company is in the process of addressing the Year 2000 problem and certain of the Company's information systems are not presently Year 2000 compliant. The Company is currently installing a new management information system that will allow its critical information systems and technology infrastructure to be Year 2000 compliant before transactions for the year 2000 are expected. Many of the Company's systems include new hardware and packaged software recently purchased from large vendors who have represented that these systems are already Year 2000 compliant. The Company is in the process of obtaining assurances from vendors that timely updates will be made available to make all remaining purchased software Year 2000 compliant. The Company will utilize both internal and external resources to reprogram or replace and test all of its software for Year 2000 compliance, and the Company has commenced the installation and testing of its Year 2000 compliant systems at various locations subsequent to the fiscal year end, with an expected Company-wide rollout to be completed by the end of fiscal 1999. The estimated cost for this project is $14 million. The Company spent approximately $7.7 million for Year 2000 compliance in fiscal 1998 and plans to spend approximately $5.8 million in fiscal 1999. Failure by the Company and/or vendors and customers to complete Year 2000 compliance work in a timely manner could have a material adverse effect on certain of the Company's operations.

  Competition

     The markets for the Company's products are highly competitive. The Company's products compete with those of a substantial number of companies, many of which are larger and have resources, financial or otherwise, substantially greater than those of the Company and which have not and will not likely suffer the negative effects of having been in bankruptcy. Competitive factors in the market include product quality, customer service, product mix, new product design capabilities, cost, reliability of supply and supplier ratings. There can be no assurance that the Company will be able to compete effectively with these companies in the future or that significant new competitors will not enter the market.

  Collective Bargaining Agreements

     As of September 30, 1998, the Company had approximately 4,400 employees. Approximately 42% of the Company's employees are covered by collective bargaining agreements negotiated with 16 locals of 9 unions (collectively, the "Unions"). These contracts expire at various times through the year 2000. Discussions with various Unions regarding new labor agreements or an extension of existing contracts are presently underway.

  Prices and Availability of Raw Materials

     Major raw materials purchased by the Company include aluminum, energy, steel, glass, rubber and paint. The Company obtains the raw materials it uses from regular commercial sources of supply and, in most cases, from multiple sources. Under normal conditions, there is no difficulty in obtaining adequate raw material requirements at competitive prices, and no shortages have been experienced by the Company. Nevertheless, significant increases in raw material prices could have a material adverse effect on the financial condition or results of operations of the Company. Historically, the Company has, and in the future may, enter into hedging arrangements designed to protect against fluctuations in raw material prices and also attempts to offset raw material cost increases through the use of selling price increases.

  Trends in the Automotive Industry

     In the late 1980's and early 1990's, U.S. automakers instituted a number of fundamental changes in their sourcing procedures. Principal among these changes has been an increased focus on suppliers' costs and improving quality performance, requiring component suppliers to bear a greater proportion of the burden of design and development costs and a consolidation in the number of suppliers with which the OEMs place purchase orders, among others. The result of these trends, as summarized below, has been to place greater business and financial risk on automotive component suppliers, such as the Company.

     In general, there has been substantial and continuing pressure from OEMs to reduce costs, including the cost of products purchased from outside suppliers. Certain of the Company's products are sold under agreements that require the Company to provide annual cost reductions to such purchasers (directly through price reductions or indirectly through suggestions regarding manufacturing efficiencies or other cost savings) by certain percentages each year. There can be no assurance that the Company will be able to generate such cost savings in the future. If the Company were unable to generate sufficient cost savings in the future to offset such price reductions, the Company's profit margins could be adversely affected. See "Item 1 Business--Industry Overview."

     Another trend in the automotive industry is that OEMs are requiring potential suppliers of components to become involved earlier in and share a greater proportion of the costs of the design and development process for new platforms and to develop integrated systems or modules rather than merely manufacture separate parts. The component supplier is expected to manage the entire development cycle of the product or system, including design and engineering, production of prototypes, design validation, design of tooling and completion of manufactured products and integrated systems of products, all of which can take between two and four years.

     The ability to become involved earlier in the design and development process for new platforms is an important factor in winning new business from the OEMs. This trend has placed greater pressure on automotive component suppliers and has shifted a larger percentage of the cost of research and development and design and capital outlays for such new platforms and systems onto component suppliers, such as the Company. In addition, this trend has had a relatively greater impact on the Company than on many of its competitors because of OEMs' reluctance to award new business to the Company due to its emergence from bankruptcy. There can be no assurance that the Company will be able to become involved earlier in the design and development process for new platforms nor, if successful in becoming involved earlier in such processes, can there be any assurance that the Company will be able to generate sufficient cash or have financing available to fund the greater costs associated with that effort.

     One result of the above described trends is that the automotive supply industry is experiencing a period of significant consolidation. As part of OEMs' efforts to reduce costs and improve quality, U.S. automakers are reducing their supplier base by awarding sole-source contracts to full-service suppliers who are able to provide design, engineering and program management capabilities and can meet cost, quality and delivery requirements. This trend has also resulted in greater competition from larger companies with greater financial and other resources. In addition, there is no assurance that the Company will have the financial flexibility to make the necessary capital expenditures or to make acquisitions to grow its business to remain competitive and viable in the component supplier industry.

     An additional trend in the automotive industry is that foreign automotive manufacturers have gained a significant share of the U.S. market, both from export sales as well as the more recent opening of manufacturing facilities located domestically. Between 1985 and 1997, sales of automobiles from foreign car makers with U.S. manufacturing facilities increased from 2.0% to 20.5% of the North American market. Based on industry analysts' estimates, the percentage of Japanese cars sold in the United States from domestic manufacturing facilities grew from 8.4% in 1985 to 51.8% in 1994. To the extent that the growth of such "transplant" sales has resulted, and will likely continue to result in, a loss of market share for U.S. automakers, component suppliers, including the Company, will experience an adverse effect as most of its current customers are U.S. automakers. Although the Company plans to solicit additional business from foreign automakers, there can be no assurance that it will be successful in doing so or that such additional business will compensate for lost business that the Company has already experienced.

ITEM 2. PROPERTIES

FACILITIES

     In connection with the election of Mr. Roger Pollazzi as Chief Operating Officer in November 1997, the Company relocated its principal executive offices to leased space in Lebanon, New Jersey. The principal properties of the Company include its production facilities, all of which are owned by the Company and its subsidiaries, except for the real property in Ripley, Tennessee. The Company also leases certain warehouse and distribution facilities and regional sales offices that are not included among the Company's principal properties. None of the leases is material to the Company's business as a whole, or provides any unique advantage. Capacity at any plant depends, among other things, on the product mix, the processes and equipment used and tooling. While capacity varies periodically as a result of customer demand, the Company currently estimates that its automotive business plants generally operate between 60% and 100% of capacity on a five-day per week basis.

     The following table sets forth certain information with respect to the Company's principal properties:

SUBSIDIARY OR DIVISION           LOCATION                     TYPE OF FACILITY              SQ. FT.
-----------------------   ----------------------   --------------------------------------   -------
Harvard Industries        Farmington Hills, MI     Administrative offices                    70,000
Kingston-Warren           Newfields, NH            Mfg. Plant, office and warehouse         302,000
Kingston-Warren           Wytheville, VA           Mfg. Plant, office and warehouse         119,000
Kingston-Warren           Church Hill, TN          Mfg. Plant, office and warehouse         162,900
Harman                    Bolivar, TN              Mfg. Plant, warehouse, and office(1)     294,400
Hayes-Albion              Albion, MI               Mfg. Plant                               458,300
Hayes-Albion              Bridgeton, MO            Mfg. Plant                               128,300
Hayes-Albion              Jackson, MI              Mfg. Plant                               218,600
Hayes-Albion              Rock Valley, IA          Mfg. Plant                                86,000
Hayes-Albion              Ripley, TN               Mfg. Plant(2)                            100,000
Hayes-Albion              Tiffin, OH               Mfg. Plant(1)                            467,400
Trim-Trends Division      Kingston, MI             Rental Property                           12,000
Trim-Trends Division      Deckerville, MI          Mfg. Plant                                74,900
Trim-Trends Division      Snover, MI               Mfg. Plant(1)                             75,500
Trim-Trends, Canada       Dundalk, ON, Canada      Mfg. Plant                                80,000
Trim-Trends Division      Bryan, OH                Mfg. Plant                               141,500
Trim-Trends Division      Spencerville, OH         Mfg. Plant                               159,000
Doehler-Jarvis            Toledo, Ohio Mfg.        Plant and office building(1)             542,000
Doehler-Jarvis            Pottstown, PA            Mfg. Plant                               470,000
Harvard Industries        Arnold, MO               Mfg. Plant                                31,400
Harvard Industries        Salem, South Carolina    Idle Mfg. Plant(1)                        51,000

------------------
(1) Facility is currently for sale.

(2) The real property underlying this facility is leased through August 30, 1999.

ITEM 3. LEGAL PROCEEDINGS

     On three separate occasions in fiscal 1994, the Company became aware that certain products of its ESNA division were not manufactured and/or tested in accordance with required specifications at its Union, New Jersey and/or Pocahontas, Arkansas facility. These fastener products were sold to the United States Government and other customers for application in the construction of aircraft engines and airframes. In connection therewith, the Company notified the Department of Defense Office of Inspector General ("DOD/OIG") and, upon request, was admitted into the Voluntary Disclosure Program of the Department of Defense (the "ESNA matter"). The Company has settled this matter in principal (final stipulation yet to be executed) for $475, to be paid subsequent to the fiscal year end.

     In June 1995, a group of former employees of the Company's subsidiary, Harman Automotive-Puerto Rico, Inc., commenced an action against the Company and individual members of management in the Superior Court of the Commonwealth of Puerto Rico seeking approximately $48 million in monetary damages and unearned wages relating to the closure by the Company of the Vega Alta, Puerto Rico plant previously operated by such subsidiary. Claims made by the plaintiffs in such action include the following allegations: (i) such employees were discriminated against on the basis of national origin in violation of the laws of Puerto Rico in connection with the plant closure and that, as a result thereof, the Company is alleged to be obligated to pay unearned wages until reinstatement occurs, or in lieu thereof, damages, including damages for mental pain and anguish;
(ii) during the years of service, plaintiffs were provided with a one-half hour unpaid meal break, which is alleged to violate the laws of Puerto Rico, providing for a one-hour unpaid meal break and demand to be paid damages and penalties and request seniority which they claim was suspended without jurisdiction; and (iii) plaintiffs were paid pursuant to a severance formula that was not in accordance with the laws of Puerto Rico, which payments were conditioned upon the plaintiffs executing releases in favor of the Company, and that, as a result thereof, they allege that they were discharged without just cause and are entitled to a statutory severance formula.

     The Company is a party to various claims and routine litigation arising in the normal course of its business. Obligations of the Company in respect of litigation arising out of activities prior to the Petition Date, will be discharged in accordance with the Plan of Reorganization. Based on information currently available, management of the Company believes, after consultation with legal counsel, that the result of such claims and litigation, will not have a material adverse effect on the financial position or results of operations of the Company.

ENVIRONMENTAL MATTERS

     The Company is subject to various foreign, federal, state and local environmental laws and regulations, including those relating to air emissions, wastewater discharges, the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the use and disposal of hazardous substances. Certain subsidiaries of the Company have received information requests or have been named potentially responsible parties ("PRPs") by the United States Environmental Protection Agency ("EPA"), state environmental agencies, or PRP groups under the Comprehensive Environmental Response, CERCLA or analogous state laws with respect to approximately 25 sites. As discussed below, any potential claims related to sites which are not owned properties will be discharges as a result of Harvard's Chapter 11 case. Given the Company's historic operations involving the use and disposal of hazardous substances, additional environmental issues may arise in the future the precise nature and magnitude of which the Company cannot predict.

     A number of governmental agencies, PRP groups, and individual claimants have filed proofs of claim against certain of the Company's subsidiaries with respect to liabilities relating to environmental matters, including liabilities arising under the Federal Water Pollution Control Act, 33 U.S.C.
Section Section 1251 et seq., ("Clean Water Act"), and the Clear Air Act, ("CERCLA") and analogous state laws (collectively, the "Environmental Claims"). The Company believes that the aggregate costs of resolving such Environmental Claims will in all likelihood range between approximately $4 million and $8.5 million. This range reflects a number of factors which may influence the ultimate outcome of the claims resolution process, such as the amount of such claims paid in cash, the assertion of factual or legal defenses to certain claims and the willingness of certain claimants to compromise their claims. The potentially significant Environmental Claims presently asserted against the Company and its subsidiaries and the proposed treatment of all Environmental Claims are as follows:

  Consent Decrees and Settlement Agreements

     The Company and its subsidiaries are parties to several consent decrees and settlement agreements relating to environmental matters executed prior to the Chapter 11 filing (collectively, the "Consent Decrees and Settlement Agreements"). The potentially significant Environmental Claims relating to the Consent Decrees and Settlement Agreements include the following:

     Vega Alta Superfund Site. A Record of Decision ("ROD") was issued on November 10, 1987 naming Harman Automotive-Puerto Rico, Inc., a wholly owned subsidiary of Harman, as one of several PRPs by the EPA pursuant to CERCLA concerning environmental contamination at the Vega Alta, Puerto Rico Superfund site (the "Vega Alta Site"). Other named PRPs include subsidiaries of General Electric Company ("General Electric"), Motorola, Inc. ("Motorola"), The West Company, Inc. ("West Company") and the Puerto Rico Industrial Development Corporation ("PRIDCO"). PRIDCO owns the industrial park where the PRPs were operating facilities at the time of alleged discharges. Another party, Unisys Corporation ("Unisys"), was identified by General Electric as an additional PRP at the Vega Alta Site.

     There were two phases of administrative proceedings in the case. The first phase, known as Operable Unit I ("OUI"), involves a unilateral order requiring the named PRPs to implement the remedy chosen by the EPA, consisting of the replacement of the drinking water supply to local residents and installation and operation of a groundwater treatment system to remediate groundwater contamination. In addition, the EPA filed a complaint in the United States District Court for the District of Puerto Rico seeking damages and recovery of costs from the PRPs, as well as a declaratory judgment that the PRPs were liable for future response costs.

     Motorola, West Company and Harman completed construction of the OUI remedy pursuant to a cost-sharing arrangement. In June 1995, the parties agreed that the total amount due from Harman to West Company and Motorola was $557,297, payable in twenty equal quarterly installments. Payments have been suspended due to the Chapter 11 Cases. West Company and Motorola have each made claims for $139,324.25 for the remaining costs due pursuant to the cost-sharing arrangement for construction of the OUI. Such claims have been allowed under the Plan of Reorganization and will be discharged upon the receipt by West Company and Motorola of the Company's common stock in respect of such allowed claims.

     As to Harman's share of all other costs, pursuant to a Settlement Agreement, dated June 30, 1993, Harman, Motorola and West Company each agreed to pay General Electric the sum of $800,000 in return for General Electric's and Unisys' agreement to assume liability for, and indemnify and hold Harman and the others harmless against, the EPA's cost recovery claim, to undertake operation and maintenance of the OUI cleanup system and to construct, operate and maintain any other proposed system that may be required by the EPA under OUI, and to conduct any further work concerning further phases of work at the Vega Alta Site. Harman, West Company and Motorola retained liability for any cleanup activities that may in the future be required by EPA at their respective facilities due to their own actions, for toxic tort claims and for natural resource damage claims. Harman's settlement payment to General Electric was being made in 20 equal quarterly installments that commenced in January 1995 with 9% interest per annum. As a result of Harman's bankruptcy filing in May 1997, such payments were suspended. General Electric made a claim in the Chapter 11 Cases for the remaining amount which General Electric believes is owed pursuant to the Settlement Agreement. On December 29, 1998, the Bankruptcy Court approved the Company's Assumption and Modification of the Settlement Agreement whereby the Company will pay General Electric a total of $300,000 in settlement of its claims.

     In light of the Settlement Agreement described above, the PRPs (including Harman) have stipulated with the EPA as to liability in order to avoid further litigation. A consent decree among all of the PRPs and the United States, on behalf of the EPA, was fully executed by all parties, and was entered by the Federal District Court for the District of Puerto Rico, finally resolving the cost recovery litigation.

     On December 8, 1997, the EPA issued an amendment to its cleanup requirements, together with a supplemental statement of work required at the Vega Alta Site. In addition, on March 27, 1998 and April 8, 1998, the EPA requested all of the PRPs (including Harman) to reimburse the EPA for approximately $940,000 in past costs related to the Vega Alta Site. Harman has notified both General Electric and the EPA that pursuant to the Settlement Agreement described above, Harman expects General Electric and Unisys to comply with all of EPA's further requirements.

     Alsco-Anaconda Superfund Site. Alsco Inc. ("Alsco"), a predecessor of Harvard, was the former owner and operator of a manufacturing facility located in Gnadenhutten, Ohio. The Alsco division of Harvard was sold in August 1971 to Anaconda Inc. Subsequently, Alsco became Alsco-Anaconda, Inc., a predecessor to an entity now merged with and survived by the Atlantic Richfield Company ("ARCO"). The facility, when acquired by ARCO's predecessor, consisted of an architectural manufacturing plant, office buildings, a wastewater treatment plant, two sludge settling basins and a sludge pit. The basins and pit were used for treatment and disposal of substances generated from its manufacturing processes. The basins, pit and adjacent wooded marsh were proposed for inclusion on EPA's National Priorities List in October 1984. Those areas were formally listed by the EPA as the "Alsco-Anaconda Superfund Site" in June 1986.

     On December 28, 1989, EPA issued a unilateral administrative order pursuant to Section 106 of CERCLA, to Harvard and ARCO for implementation of the remedy at the Alsco-Anaconda Superfund Site. Litigation between Harvard and ARCO subsequently commenced in the United States District Court for the Northern District of Ohio regarding allocation of response costs. Pursuant to a Settlement Agreement, dated January 16, 1995, Harvard agreed to pay ARCO
$6.25 million (as its share of up to $25 million of the cleanup and environmental costs at the Alsco-Anaconda Superfund Site) in twenty equal quarterly installments with accrued interest at the rate of 9% per annum, of which nine installments were paid through May 7, 1997. In return, ARCO assumed responsibility for cleanup activities at the site and agreed to indemnify Harvard against any environmental claims below the cap. If cleanup costs should exceed $25 million, the parties will be in the same position as if the litigation was not settled. Based on information provided by ARCO, Harvard believes that ARCO has completed 100% of the cleanup of the 4.8-acre National Priorities List site and 80% of the cleanup of the property adjacent to the National Priorities List site. Total costs are expected to be in the range of $19 million. Due to the Chapter 11 Cases, payments to ARCO, pursuant to the Settlement Agreement, have been suspended. ARCO Environmental Remediation, LLC, ARCO's successor, made a claim in the Chapter 11 Cases for all amounts that ARCO is owed under the Settlement Agreement or, in the alternative, for all amounts that ARCO has expended or may expend for cleanup of the site. The Company has agreed to assume the Settlement Agreement with the modification that the Company will pay ARCO $575,000 in full satisfaction of its claim. This payment was made in December, 1998.

     Town of Newmarket, New Hampshire. Kingston-Warren allegedly disposed of waste at the Newmarket Landfill in New Hampshire from 1952-1975. After the State of New Hampshire ordered the Town of Newmarket (the "Town") to close the landfill, the Town sought contribution for cleanup costs from Kingston-Warren and other local manufacturers. The Town completed closure of the landfill in 1996. Pursuant to a Settlement Agreement between Harvard, Kingston-Warren, and the Town as subsequently amended, Harvard made a lump sum payment of $480,000 to the Town to satisfy its outstanding cleanup liability. No further sums are due from Harvard and Kingston-Warren unless there is a catastrophic failure of the geomembrane landfill covering. In the event of a catastrophic failure, Harvard and Kingston-Warren may be called upon to contribute further, based on a task-by-task maximum allocation. Based on the recent accounting provided by the Town, Kingston-Warren's future potential liability is presently capped at a maximum amount of approximately $655,000. The Town is required to pursue all other PRPs before seeking further payments from Harvard and Kingston-Warren. In addition, the Town is required to indemnify Harvard and Kingston-Warren from all claims and costs relating to the landfill. The Town made a contingent claim in the Chapter 11 Cases in the event there is a catastrophic failure of the landfill's geomembrane cap. The Company has assumed the Settlement Agreement but does not expect to pay any further costs because a catastrophic failure of the landfill covering is highly unlikely.

  State Agency claims

     A number of state environmental agencies have asserted environmental claims against the Company and its subsidiaries. The potentially significant environmental claims are described below:

     Groundwater at West Jackson, Michigan Facility. The Hayes-Albion facility in Jackson, Michigan is located within a regional area of groundwater contamination designated as West Jackson Groundwater Contamination Site ("the Site"). Hayes-Albion has completed several investigations on its property since 1989 to assist in defining the nature and source of the chlorinated solvent contamination at the Site. Hayes-Albion believes that the results, which have been submitted to the Michigan Department of Environmental Quality ("MDEQ") establish that the Hayes-Albion facility is not the source of the contamination and that the contaminants are migrating onto the Hayes-Albion property from another source. The MDEQ made a claim in the Chapter 11 Cases that Hayes-Albion is responsible for groundwater contamination at the Site seeking recovery of past and future response costs of at least $2 million. On July 21, 1998, MDEQ issued a request for voluntary access to the Hayes-Albion facility for the purpose of conducting an investigation of the nature and extent of releases at the facility. Hayes-Albion denied access because it vigorously denies that it is a source of contamination. On August 10, 1998, MDEQ issued an administrative inspection warrant for access and Hayes-Albion recently granted access. On October 15, 1998, the Bankruptcy Court issued an order expunging MDEQ's claim because it was filed after the bar date. MDEQ may bring an action for injunctive relief in the future.

     Air Emissions at Tiffin, Ohio Facility. On July 2, 1998, the State of Ohio filed a two count complaint against Harvard and Hayes-Albion in state court (the "Complaint") seeking civil penalties and injunctive relief for alleged violations of air emissions regulations at Hayes-Albion's Tiffin, Ohio facility from March 1990 to the present. The Complaint seeks civil penalties in the amount of $25,000 per day per violation from March 1990 to the present. Hayes-Albion disputes Ohio's method of calculating the allowable emission rate for the four induction furnaces upon which the State of Ohio bases its allegations in the Complaint, and believes that, using the proper method of calculation, the facility should have no liability. The State of Ohio filed a claim against Harvard and against Hayes-Albion in the Chapter 11 Cases for penalties related to the alleged air violations in the amount of $1,315,000. Subject to Bankruptcy Court approval Harvard and Hayes-Albion have concluded a settlement with the State of Ohio with the entry of a consent decree dated December 23, 1998. Under the settlement the Company will pay Ohio a civil penalty of $205,857.

     PJP Landfill Site. Pursuant to a 1985 Asset Purchase Agreement, Harvard acquired certain assets of the Elastic Stop Nut Division ("ESNA") from the Amerace Corporation ("Amerace") and agreed to indemnify Amerace for certain environmental liabilities related to the purchased assets. Although ESNA had facilities in several locations, including Union and Elizabeth, New Jersey, Harvard purchased only the Union Facility.

     In 1992, the New Jersey Department of Environmental Protection ("NJDEP") filed a complaint in the Superior Court of New Jersey seeking cleanup costs against a number of PRPs, including Amerace, which allegedly sent waste to the PJP Landfill in New Jersey. Amerace is one of 57 defendants who signed an Administrative Consent Order, dated June 2, 1997, with NJEDP agreeing to perform and fund the future remedy at the PJP Landfill.

     The NJDEP made a claim in the Chapter 11 Cases for past and future response costs relating to the PJP Landfill. Amerace also asserted a claim in the Chapter 11 Cases that it is entitled to indemnification from Harvard pursuant to the 1985 Asset Purchase Agreement for response costs it incurs in connection with the PJP Landfill. The NJDEP has provided notice to Harvard that it has withdrawn its claim. Harvard intends to object to Amerace's claim.

     Stratford Industrial Park Facility. Hayes-Albion operated a facility at the Stratford Industrial Park in Forsyth County, North Carolina from 1968 until 1982, when the facility and assets were sold to Sonoco Products Company ("Sonoco Products"). The North Carolina Department of Environment and Natural Resources ("NCDENR") made a claim in the Chapter 11 Cases that Hayes-Albion may be responsible for possible soil contamination in connection with the removal of a 20,000-gallon underground storage tank in 1984 at the facility. According to the NCDENR, there is no evidence of confirmation sampling to ensure that all contamination was removed at the time of the removal of the underground storage tank and therefore the site may be contaminated. Hayes-Albion believes that Sonoco Products is solely responsible for all matters related to the operation and closure of the tank, and intends to object to the claim.

     Pottstown Precision Casting, Inc. The Pennsylvania Department of Environmental Protection ("PADEP") has filed a claim in the Chapter 11 Cases for $125,000 which is a payment owed under a consent decree between Doehler-Jarvis and PADEP entered April 17, 1997. The payment is a civil penalty for Clean Water Act violations at the Pottstown Precision Casting, Inc., Pennsylvania facility. It is being handled as an unsecured claim under the Plan of Reorganization.

  Other

     Vega Alta Toxic Tort. In October 1997, several property owners in Puerto Rico filed an action against Harvard, Harman, General Electric, West Company, Motorola, Unisys, and the EPA in the U.S. District Court for the District of Puerto Rico seeking to recover costs and property damage arising from contamination of the groundwater in Vega Alta, Puerto Rico. The complaint alleges that damages exceed $50 million. Although Harvard and Harman were named defendants in this action, neither entity was served. A claim, however, was filed in the Chapter 11 Cases by the property owner plaintiffs for environmental and property damage associated with the Vega Alta groundwater contamination. That claim has been resolved and the settlement for $150,000 has been approved by the Bankruptcy Court.

     In addition, Unisys, on its own behalf and on behalf of Owens-Illinois de Puerto Rico, has asserted several claims in the Chapter 11 Cases against Harman and Harvard for contribution in the event Unisys is held liable to (i) the property owner plaintiffs in the Vega Alta toxic tort, (ii) Owens-Illinois de Puerto Rico in its threatened claim related to groundwater contamination in Vega Alta, and (iii) any other third party to whom Unisys may be held liable in connection with groundwater contamination at the Vega Alta Superfund Site. Harvard intends to object to the claims.

  Treatment of Environmental Matters Under Plan

     Other than the executory contracts listed below, the Company believes that, except as provided below, none of the outstanding Consent Decrees and Settlement Agreements which were entered into prior to the Petition Date of the Chapter 11 Cases by the Company or any of its subsidiaries relating to environmental matters constitutes executory contracts subject to assumption or rejection. The Company and its subsidiaries assumed the Settlement Agreement with the Town of Newmarket (dated July 8, 1992, as amended March 11, 1997). Additionally the Company and its subsidiaries have agreed to assume with certain modifications the following contracts: (1) the GE Vega Alta Settlement Agreement, and (2) the ARCO Alsco-Anaconda Settlement Agreement. All monetary obligations arising out of the Consent Decrees and Settlement Agreements (other than those listed above as being assumed) will be discharged under the Plan.

     The Company believes that the claims relating to disposal of hazardous substances or contamination at formerly owned properties or off-site properties (as opposed to currently owned properties) ("Off-Site Claims") will be discharged under the Plan of Reorganization. Such Off-Site Claims include any claim by any governmental unit, person, or other entity, whether based in contract, tort, implied or express warranty, strict liability, criminal or civil statute, rule or regulation, ordinance, permit, authorization, license, order, or judicial or administrative decision, arising out of, relating to, or resulting from pollution, contamination, protection of the environment, human health or safety, or health or safety of employees, including without limitation
(i) the presence, release, or threatened release of any hazardous substance that is regulated by or forms the basis of liability under any environmental law (including, without limitation, CERCLA, the Resource Conservation and Recovery Act, 42 U.S.C. Section Section 6901 et seq., the Clean Air Act, 42 U.S.C. Section Section 7401 et. seq., and any analogous state or local law) ("Hazardous Substance") on, in, under, within, or migrating to or from any real property formerly owned, leased, operated, or controlled by the Company or any of its subsidiaries or any predecessor of the Company or any of its subsidiaries,
(ii) the transportation, disposal or arranging for the disposal of any Hazardous Substances by the Company or any of its subsidiaries or any predecessor of the Company or any of its subsidiaries at or to any offsite location, and (iii) any harm, injury or damage to any real or personal property, natural resources, the environment or any person or other entity alleged to have resulted from any of the foregoing. The Company and its subsidiaries believe that any claims and obligations relating to Hazardous Substance contamination on, in, under, within, or migrating to or from any real property formerly owned, leased, operated, or controlled by the Company or any of its subsidiaries or any predecessor of the Company or any of its subsidiaries or any other offsite location constitute "claims" within the meaning of section 101(5) of the Bankruptcy Code, 11 U.S.C.
Section 101(5), and, therefore, all such claims are dischargeable within the meaning of section 1141 of the Bankruptcy Code, 11 U.S.C. Section 1141.

     It is possible that under current case law in the Third Circuit Court of Appeals, claims for injunctive relief related to currently owned property such as the Hayes-Albion facilities in Jackson, may not be discharged. The Company may be required to comply with injunctive orders issued by the state environmental agency with respect to this property.

     Various other legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against the Company and its subsidiaries, none of which are expected to be material.

     The Company is subject to extensive and changing environmental laws and regulations. Expenditures to date in connection with the Company's compliance with such laws and regulations did not have a material adverse effect on the results of its operations, financial position, capital expenditures or competitive position. Although it is possible that new information or future developments could require the Company to reassess its potential exposure to all pending environmental matters, including those described in the footnotes to the Company's consolidated financial statements, management believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on the Company's operating results, financial position, capital expenditures or competitive position. (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation, Results of Operations)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

     Pursuant to an order of the United States Bankruptcy Court for the District of Delaware, claimants of the company, including equity holders, voted to accept or reject Plan of Reorganization.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Harvard's Pre-reorganization Common Stock (the "Old Common Stock") was traded on the Over The Counter Bulletin Board of NASDAQ since March 17, 1997 under the symbol "HAVAQ." Prior to that time, the Old Common Stock was traded on the NASDAQ National Market.

     Upon consummation of the Plan of Reorganization on November 24, 1998, the Old Common Stock was canceled and Harvard was authorized to issue its new Common Stock to certain creditors of pre-reorganized Harvard. The Company's Common Stock is traded on the NASDAQ National Market under the symbol "HAVAV".

     The table below sets forth the high and low bid quotations for the Company's Old Common Stock from October 1, 1996 through September 30, 1998. These bid prices, which were obtained from NASDAQ Trading and Market Services, represent prices between dealers without adjustment for retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                          COMMON STOCK PRICE RANGE(1)

                                                              HIGH          LOW
                                                            --------      --------
September 30, 1998:
First Quarter                                               $  1.375      $  0.375
Second Quarter                                              $ 1.0625      $    0.5
Third Quarter                                               $   0.75      $    0.5
Fourth Quarter                                              $   0.75      $   0.25

September 30, 1997:
First Quarter                                               $ 10.875      $   2.75
Second Quarter                                              $  4.500      $ 0.6875
Third Quarter                                               $ 1.1875      $ 0.4375
Fourth Quarter                                              $0.96875      $0.28125

------------------
(1) Reflects prices on the NASDAQ National Market prior to March 17, 1997, and on the Over the Counter Bulletin Board of NASDAQ thereafter.

     On January 7, 1999, the high and low bid quotations for the Company's New Common Stock were $7 1/2 and $7 1/4 respectively. There were approximately 4 holders of record.

     The Company has paid no cash dividends in its last two fiscal years. The Company was restricted under the terms of its borrowings, including its debt instruments from paying cash dividends on its Old Common Stock.

     The Company does not expect to pay cash dividends on its New Common Stock for the foreseeable future. Moreover, the Company is restricted under the terms of the Financings, from paying cash dividends on its New Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

     The following table presents selected consolidated historical financial data for the Company as of the dates and for the fiscal periods indicated. The selected financial data for each of the five years ended September 30, 1998, has been derived from the Consolidated Financial Statements of the Company for the applicable periods. From May 8, 1997 through November 23, 1998, the Company was operating under Chapter 11, which afforded the Company protection from the claims of its creditors and caused the Company to incur certain bankruptcy-related expenses including legal fees, financial advisory fees, investment banking fees and independent auditor fees. As a result of the fact that the Company has emerged from Chapter 11 and the prospective effect of Fresh Start Reporting, the Company does not believe that its historical results of operations are necessarily indicative of its results of operations as an ongoing entity following its emergence on November 24, 1998 from Bankruptcy Reorganization. The following information should be read in conjunction with and is qualified by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained herein this Form 10-K.

                                                                           SEPTEMBER 30,
                                                   -------------------------------------------------------------
($ IN THOUSANDS)                                     1998         1997         1996        1995(1)       1994
                                                   ---------    ---------    ---------    ---------    ---------
STATEMENT OF OPERATIONS DATA:
Net sales......................................... $ 690,076    $ 810,769    $ 824,837    $ 631,832    $ 614,952
Cost of sales.....................................   656,243      797,774      776,141      557,340      543,532
                                                   ---------    ---------    ---------    ---------    ---------
Gross profit......................................    33,833       12,995       48,696       74,492       71,420
Selling, general and administrative expenses......    66,546       45,822       42,858       33,037       32,217
Amortization of goodwill..........................     1,584        8,448       15,312        2,986        1,584
Impairment and restructuring charges(3)...........    10,842      288,545           --           --           --
Interest expense(2)...............................    14,231       36,659       47,004       19,579       11,947
Gain on sale of operations(4).....................   (28,673)          --           --           --           --
Other (income) expense, net(5)....................     3,980        5,530        1,538       (1,789)        (532)
                                                   ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations before
  reorganization items, income taxes and
  extraordinary item..............................   (34,677)    (372,009)     (58,016)      20,679       26,204
Reorganization items..............................    14,920       16,216           --           --           --
                                                   ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations before
  income taxes and, extraordinary item............   (49,597)    (388,225)     (58,016)      20,679       26,204
Provision (benefit) for income taxes..............     6,207        1,204        3,196       11,566        9,536
                                                   ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations before
  extraordinary item..............................   (55,804)    (389,429)     (61,212)       9,113       16,668
Loss from discontinued operations, net of
  tax(6)..........................................        --           --       (7,500)          --       (9,038)
                                                   ---------    ---------    ---------    ---------    ---------
Income (loss) before extraordinary item...........   (55,804)    (389,429)     (68,712)       9,113        7,630
Extraordinary item................................        --           --           --       (2,192)          --
                                                   ---------    ---------    ---------    ---------    ---------
Net income (loss)................................. $ (55,804)   $(389,429)   $ (68,712)   $   6,921    $   7,630
PIK preferred dividends and accretion(7)..........        --    $  10,142    $  14,844    $  14,809    $  14,767
                                                   ---------    ---------    ---------    ---------    ---------
Net loss attributable to common stockholders...... $ (55,804)   $(399,571)   $ (83,556)   $  (7,888)   $  (7,137)
                                                   ---------    ---------    ---------    ---------    ---------
                                                   ---------    ---------    ---------    ---------    ---------

                                                                       (Footnotes appear on the following page.)

                                                                     YEAR ENDED SEPTEMBER 30,
                                                   -------------------------------------------------------------
                                                     1998         1997         1996        1995(1)       1994
                                                   ---------    ---------    ---------    ---------    ---------
SHARE DATA:
BASIC AND DILUTED EARNINGS PER SHARE
Income (loss) from continuing operations.......... $   (7.94)   $  (56.91)      (10.87)       (0.82)        0.27
Loss from discontinued operations.................        --           --        (1.07)          --        (1.28)
Extraordinary Item................................        --           --           --        (0.32)          --
                                                   ---------    ---------    ---------    ---------    ---------
Net loss per share................................     (7.94)      (56.91)      (11.94)       (1.14)       (1.01)
                                                   ---------    ---------    ---------    ---------    ---------
                                                   ---------    ---------    ---------    ---------    ---------
Weighted average number of shares and
  equivalents..................................... 7,026,437    7,020,692    6,999,279    6,894,093    7,041,324
                                                   ---------    ---------    ---------    ---------    ---------
                                                   ---------    ---------    ---------    ---------    ---------
FINANCIAL RATIOS AND OTHER DATA:
Depreciation and amortization..................... $  27,904    $  60,186    $  65,658    $  34,856    $  29,855
Cash flows (used in) provided by continuing
  operations......................................    23,526       11,045       (3,133)      24,305       89,071
Capital expenditures..............................    24,887       36,572       40,578       22,080       10,141
Cash flows (used in) provided by investing
  activities......................................     3,564      (34,156)     (43,001)    (226,023)     (13,954)
Cash flows (used in) provided by financing
  activities......................................   (24,678)      31,216       27,316      161,283      (30,348)

BALANCE SHEET DATA:
Working capital (deficiency)...................... $ (90,024)   $   2,096    $  (7,158)   $  19,417    $  30,333
Total assets......................................   250,981      307,494      617,705      662,262      387,942
Liabilities subject to compromise(8)..............   385,665      397,319           --           --           --
DIP Credit Facilities, including current portion..    39,161       87,471           --           --           --
Creditors subordinated term loan..................    25,000           --           --           --           --
Long-term debt, including current portion.........         0       14,087      360,603      324,801      113,381
PIK preferred stock...............................   124,637      124,637      114,495       99,651       99,841
Shareholders' equity (deficiency)................. $(609,230)   $(547,128)   $(145,724)   $ (62,206)   $ (59,032)

------------------
(1) Includes the results of operations of the Doehler-Jarvis Entities from July 28, 1995, the effective date of that acquisition.

(2) Interest expense does not include interest after May 7, 1997 amounting to $13,605 and $35,618 for the fiscal years ended September 30, 1997 and 1998 respectively of the Old Senior Notes as all such interest was included as a liability subject to compromise. See Note 1 to the Consolidated Financial Statements.

(3) During 1997, the Company recorded charges for impairment of long-lived assets of the Doehler-Jarvis Entities and at two other plants. The Company also recorded restructuring charges related to two operations scheduled for closing. During 1998, the Company recorded charges for impairment of long-lived assets of its Tiffin, Ohio facility and for certain assets relating to a platform that will end earlier than anticipated, and a restructuring charge. See Note 13 to the Consolidated Financial Statements. No tax benefit is currently available for any of these charges.

(4) In November of 1997, the Company sold Kingston-Warren's Material Handling division resulting in a gain on sale of $11,354. During 1998, there was a gain on sale of $17,319 as a result of the sale of the land, building and certain other assets of the Harvard Interiors' St. Louis, Missouri facility and the transfer of certain assets at the Doehler-Jarvis Toledo, Ohio facility and related lease obligations to a third party and the sale of substantially all of the assets and the assumption of certain liabilities of the Doehler-Jarvis Greeneville Facility.

(5) For 1997, other (income) expense, net includes approximately $2,200 related to joint venture losses.

(6) The Company, in the first quarter of fiscal 1994, decided to discontinue its then specialty fastener segment ("ESNA") and therefore applied the accounting guidelines for discontinued operations. In 1996, the Company recorded a $7,500 charge to discontinued operations representing the write-down of the ESNA facility and continuing carrying costs. See Note 4 to the Consolidated Financial Statements.

(7) PIK Preferred dividends after May 7, 1997 do not include $6,749 of accrued dividends.

(8) September 30, 1998 and 1997, includes $300,000 of Old Senior Notes payable which are subject to the guaranty of the combined guarantor subsidiaries and accrued interest of $9,728 which is subject to the guaranty of the combined guarantor subsidiaries.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
                           (IN THOUSANDS OF DOLLARS)

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1998 COMPARED TO 1997

     Sales. Consolidated sales decreased $120,693 from $810,769 to $690,076, or 14.9%. Aggregate sales for the operations designated for sale or wind down decreased approximately $110,462 from $315,078 to $204,616. The remaining operations sales decreased $10,231 from $495,691 to $485,460 as lower volume due to the GM strike was partially offset by new business.

     Gross Profit. The consolidated gross margin, expressed as a percentage of sales, increased from 1.6% to 4.9%, or by $20,838. The gross profit (loss) for operations designated for sale or wind-down increased approximately $20,379 from $(15,502) to $4,877 due mainly to a decrease of approximately $17,000 in depreciation resulting from the write-down of certain property, plant and equipment in the fourth quarter of 1997 and the compensatory payments from Ford and GM relating to the Toledo Shutdown. The increase of $459 in gross profit for the remaining operations was mainly due to improved operating efficiencies and approximately $4,600 of decreases in depreciation resulting from the write-down of certain property, plant and equipment, at the continuing operations of Doehler-Jarvis offset by lost volume due to the GM strike.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $45,822 to $66,546. The increase reflects a $7,700 charge for costs to make the company's systems year 2000 compliant, a $16,000 charge for emergence related payments and deferred compensation arrangements, offset by the prior period's charge of $4,000 relating to the termination and consulting and release agreement of a former executive.

     Interest Expense. Interest expense decreased from $36,659 to $14,231. However, but for giving effect to the discontinuance of accruing interest on the senior notes of $35,618 in 1998 and $13,605 in 1997 from the date of filing bankruptcy, interest expense would have decreased by $415 as financing fees of $2,500 relating to the post-petition term loan facility were offset by lower borrowing levels.

     Amortization of Goodwill. Amortization of goodwill decreased from $8,448 to $1,584 as amortization of goodwill related to the acquisition of Doehler-Jarvis ceased March 31, 1997, when such goodwill was written-off as impaired.

     Impairment of Long-Lived Assets and Restructuring Costs. During 1998 the Company recorded $5,000 in restructuring charges representing shutdown and relocation costs of $2,500, relating primarily to severance and moving costs associated with the move of the corporate headquarters from Tampa, Florida to Lebanon, New Jersey, and approximately $2,500 for two senior executive officers. Additionally, the Company wrote-off as impaired substantially all the property, plant and equipment at Hayes Albion's Tiffin, Ohio facility and the equipment and tooling for a platform that is being discontinued earlier than planned. During 1997, a charge of $288,545 was recorded for the impairment of long-lived assets at several subsidiaries.

     Gain on Sale of Operations. This includes the gain on the sale of the Material Handling division of Kingston-Warren of $11,354, the gain on the sale of the land, building and certain other assets of the Harvard Interiors' St. Louis facility of $1,217 , the gain of $13,999 on the transfer of certain assets at the Toledo facility and their related lease obligations to a third party and the gain on the sale of certain assets and assumption of liabilities of the Doehler-Jarvis Greeneville subsidiary of $2,103.

     Other Expense, Net. Other expense decreased from $5,530 to $3,980 due to a decrease in loss on disposal of machinery and equipment.

     Reorganization Items. Represents mainly professional fees incurred in connection with the bankruptcy proceedings.

     Provision for Income Taxes. The increase from $1,204 to $6,207 was principally due to the reorganization of the Company. Several items that materially contributed to the increase were the federal minimum tax and state income taxes.

     Net Loss. The net loss decreased from $389,429 to $55,804 for the reasons described above.

1997 COMPARED TO 1996

     Sales. Consolidated sales decreased $14,068 from $824,837 to $810,769, or 1.7%. Aggregate sales for Harman Automotive, the furniture production line of Harvard Interiors, Toledo and the Material Handling Division of Kingston-Warren, each of which had been designated for sale ("Operations designated for sale or wind-down"), decreased approximately $35,574 from $251,442 to $215,868 (including $5,700 due to a decline in average aluminum prices, the benefit of which was passed on to customers). The remaining operations sales increased $21,506 from $573,395 to $594,901 due to a higher demand for its products.

     Gross Profit. The consolidated gross profit expressed as a percentage of sales (the "gross profit margin") decreased from 5.9% to 1.6%, after recording curtailment gains with respect to post-retirement obligations of $8,249 in 1997. The decrease was due primarily to operational inefficiencies at most of the Company's operating units, price reductions and from unfavorable comparisons relative to tooling margins and long-term contract recoveries. The gross profit
(loss) for Operations designated for sale or wind-down amounted to $(14,952) and $12,312 in 1997 and 1996, respectively, and the change represents 76% of the consolidated decrease in gross profits. The remaining operations gross profit decreased from $36,384 to $27,947.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2,964, due principally to charges of approximately $4,000 in the second quarter, primarily related to the Termination, Consulting and Release Agreement dated February 12, 1997 with Mr. Vincent J. Naimoli, the former Chairman of the Board, President and Chief Executive Officer of the Company.

     Interest Expense. Interest expense decreased from $47,004 to $36,659. But for giving effect to the discontinuance of accruing interest on the senior notes of $13,605 after May 7, 1997, interest expense increased by $3,260. This increase resulted from increased borrowings under financing agreements.

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

1996 COMPARED TO 1995

     Sales. Excluding the 1996 and 1995 Doehler-Jarvis sales, consolidated sales decreased $57,388, primarily during the first six months. The automotive accessories segment sales accounted for 96% and 95%, respectively, of consolidated sales for the years 1996 and 1995. Automotive sales, excluding such sales by Doehler-Jarvis, decreased $59,000, of which $41,000 was due mainly to the lower volumes for existing light vehicle platforms, principally for large passenger cars and somewhat to the effects of the March 1996 strike at General Motors, and

$18,000 was attributable to the inclusion in 1995 of sales to Ford phased out in June 1995, as previously disclosed. Non-automotive sales increased $1,600 due to an increase in furniture sales.

     Gross Profit. The consolidated gross profit expressed as a percentage of sales (the "gross profit margin") decreased from 11.8% to 5.9%. The decrease in the gross profit was due principally to the lower passenger car sales mentioned above and somewhat to the effects of adverse weather conditions, the General Motors strike, and excess launch costs for new and replacement products in 1996. In 1996, sales of certain products aggregated $50,000 for which a negative gross margin of $7,800 was incurred. More than half of the decrease in the gross profit margin was attributable to the fact that Doehler-Jarvis contributed no gross profit on over $296,000 of sales, which was caused mainly by operational inefficiencies at the Toledo and Pottstown plants, including the impact of significant overtime resulting from operating the Toledo plant on a seven day week basis and the negative margins incurred from sales of the Programs. The remaining gross profit margin decrease was caused by decreases in the other automotive operations due to the reasons mentioned, in particular excess launch costs and the General Motors strike. The non-automotive segment had a decrease in gross profit of $1,600 due principally to the fact that the prior year's gross profit included a one-time favorable settlement with a supplier amounting to $475, as well as lower margins on increased sales to major retailers in 1996.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3,700, or 13.8%, after excluding such expenses of Doehler-Jarvis, and after considering the fact that 1996 does not include any bonus provision with respect to the Company's key management and operating personnel, as compared to $3,700 in 1995. 1996 includes salary increases and additional non-automotive selling costs incurred to penetrate the mass merchandising furniture market. As a percentage of sales, such consolidated expenses were 5.2% for both 1996 and 1995.

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

     Loss from Discontinued Operations. Discontinued operations was charged $7,500 representing the write-down of the ESNA facility, continuing costs associated with the Company's ongoing participation in the Department of Defense Voluntary Disclosure Program and carrying costs of the Union, NJ facility. See
Note 4 to the Consolidated Financial Statements.

     Net Income (Loss). Net loss for 1996 was $68,712 compared to net income of $6,921 in 1995. The change is because operating results (as described above) were insufficient to cover increases of $27,425 in interest expense, $12,326 in amortization of goodwill and the $7,500 loss from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

     For the year ended September 30, 1998, the Company had cash flow from operations of $23,526 as compared with cash flow from operations of $11,045 for the year ended September 30, 1997. The 1998 cash flows improved due to increased profit margins, lower inventory and receivable levels, but were negatively affected by payments of reorganization items and accelerated payments to post-petition suppliers and spending on year 2000 conversion costs. The cash flow from operations in 1998, together with the proceeds of $27,822 from the sale of operations and the $22,500 proceeds from the creditors' subordinated term loan were used primarily to fund capital expenditures of $24,887 and to repay obligations under DIP loans amounting to $45,810. As of September 30, 1998, the Company had availability to borrow funds in the amount of approximately $34,500 pursuant to the DIP revolving credit facility.

     In early 1998 the Company's new management contemplated incurring significant restructuring charges, year 2000 conversion costs, and capital expenditures to implement its turnaround business strategy. The Company, therefore, entered into a Term Loan Agreement, dated as of January 16, 1998, for a $25,000 post-petition term loan facility to allow greater borrowing availability for its ongoing operations. This facility was subordinated to the security interests under the then existing DIP loans, was payable on the earlier of (a) May 8, 1999 or (b) the date the existing DIP loan was terminated and bore interest at a rate per annum equal to the greater of (i) the highest per annum interest rate for term loans and revolving credit loans under the then existing DIP loans plus 3% or (ii) 13%. The Company was required to pay facility and funding fees aggregating $2,500. The net proceeds of $22,500 were used to reduce the then current balance of the revolver portion of the DIP loans.

     As discussed in Footnote 28 to the Consolidated Financial Statements the Company emerged from Chapter 11 on November 24, 1998, repaid the DIP Facility, the Post-Petition Term Loan, and issued $25,000 of Senior Secured Notes and entered into a $115,000 Senior Secured Credit facility. Management anticipates having sufficient liquidity to conduct its activities in fiscal 1999 as a result of the borrowing availability provided by these facilities.

     The Company did not meet the fixed charge ratio covenant of its DIP Facility during the months of October and November 1997. On December 29, 1997, the Company entered into Amendment No. 1 Waiver and Consent (the "Amendment") to Post-Petition Loan and Security Agreement with its lenders whereby the lenders from December 29, 1997 waived all defaults or events of default which had occurred prior to such date from the failure to comply with the above financial covenant. The lenders also entered into the Amendment to replace the fixed charge ratio covenant with monthly consolidated EBITDA and consolidated tangible net worth covenants commencing with calculations at December 31, 1997. The Amendment required the lenders' consent for capital expenditures in excess of $30,000 for the year ending September 30, 1998.

     In addition, the Company entered into Amendment No. 2 and Consent to the Post-Petition Loan and Security Agreement, dated as of January 27, 1998, pursuant to which the lenders consented to the term loan, discussed above, the creation of subordinated liens thereunder and to certain asset sales.

     Capital Expenditures. Capital expenditures for property, plant and equipment during 1998 and 1997 were $24,887 and $36,572, respectively, principally for machinery and equipment required in the ordinary course of operating the Company's business. The Company is currently projecting to spend approximately $20,000 principally for machinery and equipment in 1999. The projected capital expenditures are required for new business and on-going cost saving programs necessary to maintain competitive benefits, and the balance for normal replacement. The actual timing of capital expenditures for new business may be impacted by customer delays and acceleration of program launches and the Company's continual review of priority of the timing of capital expenditures.

YEAR 2000 COMPLIANCE

     The Company is in the process of addressing the Year 2000 concerns and determined that certain of the Company's information systems are not presently Year 2000 compliant. The Year 2000 issue is the result of many computer programs and imbedded chips being written using two digits rather than four to define the applicable year. Many of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

     If not addressed and completed on a timely basis, failure of the Company's computer systems to process Year 2000 related data correctly could have a material adverse effect on the Company's financial condition and results of operations. Failures of this kind could, for example, lead to incomplete or inaccurate accounting, supplier and customer order processing or recording errors in inventories or other assets and the disruption of its manufacturing process as well as transactions with third parties. If not addressed, the potential risks to the Company include financial loss, legal liability and interruption to business.

     The Company is currently installing a new management information system that will allow its critical information systems and technology infrastructure to be Year 2000 compliant before transactions for the year 2000 are expected. Many of the Company's systems include new hardware and packaged software recently purchased from large vendors who have represented that these systems are already Year 2000 compliant. The Company is in the process of obtaining assurances from vendors that timely updates will be made available to make all remaining purchased software Year 2000 compliant. The Company expects to utilize both internal and external resources to reprogram or replace and test all of its software for Year 2000 compliance, and the Company has commenced the installation of its Year 2000 compliant systems at pilot locations subsequent to the fiscal year end, with the Company-wide rollout to be completed by the Spring of 1999. The estimated cost for this project is $14 million. The Company spent approximately $7.7 million for Year 2000 compliance in fiscal 1998 and plans to spend approximately $5.8 million in fiscal 1999.

     However, even if these changes are successful, the Company remains at risk from Year 2000 failures caused by third parties. The Company has surveyed key utilities and suppliers but is still in the process of assessing the information provided to remediate Year 2000 issues. Failure by such key utilities or suppliers to complete Year 2000 compliance work in a timely manner could have a material adverse effect on certain of the Company's operations. Examples of problems that could result from the failure by third parties with whom the Company interacts to remediate Year 2000 problems include, in the case of utilities, service failures such as power, telecommunications, elevator operations and loss of security access control and, in the case of suppliers, failures to satisfy orders on a timely basis and to process orders correctly. Additionally, general uncertainty regarding the success of remediation may cause many suppliers to reduce their activities temporarily as they assess and address their Year 2000 efforts in 1999. This could result in a general reduction in available supplies in late 1999 and early 2000. Management cannot predict the magnitude of any such reduction or its impact on the Company's financial results. There can be no assurance that the systems of other companies on which the Company's systems rely will be converted in a timely fashion, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company's consolidated financial statements included at page 48.

EFFECTS OF THE PLAN OF REORGANIZATION

     Following the consummation of the Plan of Reorganization, the Company's primary capital requirements consist principally of working capital requirements, capital expenditures, scheduled payments of principal and interest on outstanding indebtedness. The Company believes that cash flow from operating activities, cash generated from the sale of certain assets and periodic borrowings under the revolving credit portion of the Senior Credit Facility will be adequate to meet these capital requirements. It is expected that the combined proceeds of the Offering and initial term loan borrowing under the Senior Credit Facility will be used to (i) refinance the existing first lien and second lien DIP Credit Facilities, (ii) pay administrative expenses due under the Plan of Reorganization and pay related fees and expenses and (iii) provide cash for working capital purposes. The $65 million revolving credit portion of the Senior Credit Facility will be available to finance working capital and other general corporate purposes and is expected to be undrawn at closing, although upon consummation of the Plan of Reorganization, approximately $12.5 million of stand-by letters of credit are expected to be outstanding for workers' compensation and other insurance claims which are ongoing. The revolving credit facility will be available on a revolving basis prior to its expiration on the third anniversary of the Effective Date, provided that the sum of (i) the outstanding amount of all direct borrowings under the revolving credit facility plus (ii) the outstanding amounts of all undrawn letters of credit under the revolving credit facility may not exceed the defined eligible assets.

INFLATION AND OTHER MATTERS

     There was no significant impact on the Company's operations as a result of inflation during the prior three year period. In some circumstances, market conditions or customer expectations may prevent the Company from increasing the price of its products to offset the inflationary pressures that may increase its costs in the future.

SEASONALITY

     Although most of the Company's products are generally not affected by year-to-year automotive style changes, model changes may have a significant impact on sales. In addition, the Company experiences seasonal fluctuations to the extent that the operations of the domestic automotive industry slows down during the summer months, when plants close for vacation period and model year changeovers, and during the month of December for plant holiday closings. As a result, the Company's third and fourth quarter sales are usually somewhat lower than first and second quarter sales.

RECENT ACCOUNTING PRONOUNCEMENTS

     Derivative Transactions. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, but may be adopted earlier. Historically, the Company has used, and in the future may use, derivative instruments or hedge accounting. The adoption of SFAS No. 133 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

     Reporting Comprehensive Income.  In June 1997, the FASB issued SFAS
No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components in annual and interim financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

     Segment Reporting. In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for companies to report information about operating segments in annual financial statements, based on the approach that management utilizes to organize the segments within the company for management reporting and decision making. In addition, SFAS No. 131 requires that companies report selected information about operating statements in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and schedules listed in Item 14 are included in this Annual Report on Form 10-K beginning on page 48.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

     On September 17, 1998, management of Harvard Industries, Inc. (the "Company") dismissed PriceWaterhouseCoopers LLP ("PriceWaterhouseCoopers") as the Company's independent accountants and appointed the firm of Arthur Andersen LLP ("Arthur Andersen") as the new independent accountants for the Company. The decision to change accountants was ratified by the Board of Directors of the Company.

     Pursuant to Item 304(a)(1) of Regulation S-K, the Company reports the following:

          (i) The reports of PriceWaterhouseCoopers on the Company's consolidated financial statements for the fiscal years ended September 30, 1997 and 1996 contained no adverse opinion or disclaimer of opinion and were not qualified as to audit scope or accounting principle. However, the report included an explanatory paragraph to reflect the uncertainty arising from the Company's ability to continue as a going concern as a result of its voluntary filing of petition for reorganization under Chapter 11 of the United States Bankruptcy Code.

          (ii) In connection with its audits for the fiscal years ended September 30, 1997 and 1996 and through September 17, 1998, there have been no disagreements with PriceWaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PriceWaterhouseCoopers would have caused them to make reference thereto in their report on the financial statements for such years.

          (iii) During each of the fiscal years ended September 30, 1997 and 1996, the following reportable events, as that term is defined by Item 304(a)(1)(v) of Regulation S-K, occurred:

             (1) PriceWaterhouseCoopers became aware of accounting irregularities related to the Company's Doehler-Jarvis, Inc. subsidiaries during the fiscal year ended September 30, 1996. These matters related to inventories, materials and supplies and fixed assets.

             (2) During each of the two years in the period ended September 30, 1997, the Company experienced significant turnover of accounting and financial personnel. This reduction complicated a lack of uniform (company-wide) accounting practices and information systems. As a result, the Company experienced certain material weaknesses in internal control.

          PriceWaterhouseCoopers discussed these reportable events with the Company's Audit Committee in August 1996, November 1996, February 1997 and December 1997.

          Management of the Company has authorized PriceWaterhouseCoopers to respond fully to the inquiries of Arthur Andersen, as the Company's successor accountants, concerning the reportable events described above.

     Pursuant to Item 304(a)(2) of Regulation S-K, the Company reports the following:

          During the Company's two most recent fiscal years, and any subsequent interim period prior to engaging Arthur Andersen, the Company has not consulted with Arthur Andersen regarding the application of accounting principles to a specific transaction, or the type of audit opinion that might be rendered with respect to the Company's financial statements.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF REGISTRANT

ROGER G. POLLAZZI

     Chairman of the Board and Chief Executive Officer since November 24, 1998. Roger G. Pollazzi was elected Chief Operating Officer of the Company in November 1997 and, has been Chairman of the Board and Chief Executive Officer since the Effective Date. He was associated with Concord Investment Partners, an investment firm headquartered in Concord, Massachusetts, from 1996 to October 1997. From 1992 to 1996, Mr. Pollazzi was Chief Executive Officer and Chairman of Pullman, an automotive parts manufacturer.
     Term of Office: 1 year
     Age: 61

JON R. BAUER

     Director since December 9, 1998. John R. Bauer became a director of the Company December 9, 1998. Jon R. Bauer is a Managing Partner of Contrarian Capital Management, L.L.C., and an investment management firm founded in May 1995 and located in Greenwich, Connecticut. He was a Managing Director of the Horizon series of Partnerships from 1986 to 1995.
     Term of Office: 1 year
     Age: 42

THOMAS R. COCHILL

     Director since November 24, 1998. Thomas R. Cochill became a director of the Company on the Effective Date. Mr. Cochill is a founding partner and serves as CEO of Ingenium, LLC, a crisis and transition management consulting firm. He currently serves as non-executive Chairman of the Board of Quantegy, Inc., a manufacturer of recording media. He served as the President, Chief Executive Officer and Chairman of the Board of Webcraft Technologies, Inc. ("Webcraft") from 1992 to 1997. Webcraft specializes in printing of direct mail products, specialized government forms, complex commercial print formats and fragrance samplers. Webcraft emerged from Chapter 11 in 1994. He serves as a member of the Board of Directors of Grand Union Company, a grocery chain in the Northeast United States, and U.S. Leather, Inc., a producer of leather and leather products. From 1981 to 1992, Mr. Cochill was the President, member of the Board of Directors, and member of the Executive Committee as well as a minority partner of The Lehigh Press, Inc., a private printing company. Mr. Cochill also served as a Group Business Manager for the Dow Chemical Company from 1969 to 1972.
     Term of Office: 1 year
     Age: 59

RAYMOND GARFIELD, JR.

     Director since November 24, 1998. Raymond Garfield, Jr. became a director of the Company on the Effective Date. He has been the President of Garfield Corporation, a national real estate finance and development firm, specializing in design-build/finance projects. In 1992, Mr. Garfield became Chairman and Chief Executive Officer of Vista Properties, Inc., a public national development firm formerly known as Lomas Realty USA. Mr. Garfield guided a restructuring which resulted in Vista's merger with Centex Corporation in 1996. From 1988 to 1992, Mr. Garfield served as a Senior Managing Director of Cushman & Wakefield, responsible for all financial services for the Western U.S. Mr. Garfield has also served as a Vice President of Salomon Brothers from 1984 to 1988 and Senior Vice President and National Sales Manager for Merrill Lynch Commercial Real Estate from 1980 to 1984. He is a graduate of the U.S. Naval Academy and is a former naval aviator.
     Term of Office: 1 year
     Age: 54

DONALD P. HILTY

     Director since November 24, 1998. Donald P. Hilty became a director of the Company on the Effective Date. He is a business consultant. From 1980 to 1994, Mr. Hilty served as the Chief Economist of the Chrysler Corporation. In addition, at Chrysler, he held marketing, finance and research positions during twelve years in Geneva, London and Paris. He was a Senior Fellow at the Economic Strategic Institute from 1994 to 1996. Mr. Hilty holds a BA degree from Wheaton College, an MBA from the University of Colorado and a Doctor of Business Administration from the Indiana University Graduate School of Business.

     Term of Office: 1 year
     Age: 69

GEORGE A. POOLE, JR.

     Director since November 24, 1998. George A. Poole, Jr. became a director of the Company on the Effective Date. He has been private investor for more than five (5) years and is currently a member of the Board of Directors of Anacomp, Inc., a provider of multiple media data management solutions, which emerged from Chapter 11 in 1996. In addition to serving on the Board of Anacomp, Inc. since June 1996, Mr. Poole has served on the Board of Directors of U.S. Home Corp., a home building company since it emerged from Chapter 11 in June 1993. Mr. Poole also serves on the Board of Directors of Bibb Company, and has served on the Board of Directors of Bucyrus International, Inc. and Spreckles Industries.

     Term of Office: 1 year
     Age: 67

JAMES P. SHANAHAN, JR.

     Director since November 24, 1998. James P. Shanahan, Jr. became a director of the Company on the Effective Date. Mr. Shanahan has been the Executive Vice President, General Counsel and a member of the Board of Directors of Pacholder Associates, Inc. since 1986. He also serves on the Board of Directors of LaBarge, Inc., a manufacturer of electronic components headquartered in St. Louis, MO. In addition, Mr. Shanahan served as Chief Executive Officer of ICO, Inc. from 1990 to 1995.

     Term of Office: 1 year
     Age: 37

RICHARD W. VIESER

     Director since December 1998. Richard W. Vieser became a director of the Company in December 1998. Chairman, Chief Executive Officer and President of Lear Siegler, Inc. (a diversified manufacturing company) from 1987 to 1989. Chairman of the Board and Chief Executive Officer of FL Industries, Inc. and FL Aerospace (Formerly Midland-Ross Corporation) (also a diversified manufacturing company) from 1985 and 1986 to 1989 respectively. Former President and Chief Operating Officer of McGraw-Edison Co. Currently Mr. Vieser serves as a director of Ceridian Corporation (formerly Control Data), Global Industrial Technologies (formerly INDRESCO, Inc.) International Wire, Sybron International Corporation, Varian Associates and Viasystems Group, Inc.

     Term of Office: 1 year
     Age: 71

EXECUTIVE OFFICERS OF REGISTRANT

ROGER G. POLLAZZI

     See Directors of Registrant.

JAMES B. GRAY

     President since July 8, 1998. James B. Gray joined the Company on July 8, 1998 as its President and currently remains President. Before joining the Company, he was the Managing Director of Tenneco Automotive Europe since 1997. From 1987 to 1996, Mr. Gray was President of the Elastomers division of Pullman.
     Term of Office: 1 year
     Age: 56

THEODORE W. VOGTMAN

     Executive Vice President and Chief Financial Officer since November 17, 1997. Theodore W. Vogtman joined the Company on November 17, 1997 and is currently Executive Vice President and Chief Financial Officer. Prior to joining the Company, he was associated with Concord Investment Partners, an investment firm headquartered in Concord, Massachusetts, from 1996 to October 1997. From 1994 to 1996, he was Chief Financial Officer of Pullman. From 1992 to 1994, he was Chief Financial Officer for Safelite Glass.
     Term of Office: 1 year
     Age: 58

J. VINCENT TOSCANO

     Executive Vice President of Strategic Planning/Acquisition and Divestitures since November 17, 1997. J. Vincent Toscano joined the Company on November 17, 1997 and is currently Executive Vice President of Strategic Planning/Acquisition and Divestitures. Prior to joining the Company, he was associated with Concord Investment Partners, an investment firm headquartered in Concord, Massachusetts, from 1996 to October 1997. From 1993 to 1996, he was Vice President--Operations, at Pullman. From 1992 until 1993, Mr. Toscano was Chief Financial Officer of Pullman.
     Term of Office: 1 year
     Age: 50

JOSEPH J. GAGLIARDI

     Executive Vice President, Administration and Information Technology since July 1998. Joseph J. Gagliardi is currently the Executive Vice President, Administration and Information Technology, a position he has held since July 1998. From March 1997 to July 1998, he was the Senior Vice President, Finance and Chief Financial Officer of the Company, and from 1980 to March 1997 he served as Vice President, Finance and Chief Financial Officer of the Company.
     Term of Office: 1 year
     Age: 59

GERALD G. TIGHE

     Senior Vice President, General Counsel since November 17, 1997 Gerald G. Tighe joined the Company on November 17, 1997 and currently serves as Senior Vice President, General Counsel. Prior to joining the Company, he was a consultant to Pullman from 1994 until 1997. Previously, he was General Counsel of Lear Siegler Inc.
     Term of Office: 1 year
     Age: 62

D. CRAIG BOWMAN

     Vice President, Law and Secretary since December 1, 1997. D. Craig Bowman joined the Company on December 1, 1997 and is currently Vice President, Law and Secretary. Before joining the Company, he was a principal in the management-consulting firm of The Tappan Group, located in New York, New York, from June 1994 until November 1997. From 1991 to 1994, Mr. Bowman was Vice President and General Counsel of Pullman.

     Term of Office: 1 year
     Age: 52

JOHN J. BROCK

     Vice President, Tax since November 17, 1997. John J. Brock joined the Company on November 17, 1997 and is currently Vice President, Tax. Prior to joining the Company, he was Vice President-Tax at Pullman from 1994 through 1997. From 1990 to 1994, Mr. Brock was Vice President--Taxation with Fiat Automotive (USA).

     Term of Office: 1 year
     Age: 53

ROBERT J. CLARK

     Vice President, Human Resources since January 15, 1998. Robert J. Clark joined the Company on January 15, 1998 and is currently Vice President, Human Resources. Prior to joining the Company, he was Vice President Benefits and Compensation with Polygram Holding, Inc. from August 1992 until January 1998.

     Term of Office: 1 year
     Age: 44

KEVIN L. B. PRICE

     Vice President, Controller and Treasurer since November 17, 1997. Kevin L.
B. Price joined the Company on November 17, 1997 and is currently Vice President, Controller and Treasurer. Prior to joining the Company, he was Vice President--Controller of Pullman, from 1994 until 1997. Prior to that time, Mr. Price was the Assistant Controller of Pullman.

     Term of Office: 1 year
     Age: 43

BRIAN D. BENNINGER

     Senior Vice President, Marketing since August 1995. Brian D. Benninger has been a Senior Vice President of the Company since August 1995. From February 1992 to July 1995, Mr. Benninger was an executive of the Company's subsidiary, Kingston-Warren. In addition, from October 1993 to the time he became an officer of the Company, Mr. Benninger served as Vice President, Sales, Marketing and Product Design for both Harman Automotive Sales, Marketing and Project Design and Corporate CAE. Prior thereto, he was employed by Clevite Elastometers, a producer of automotive vibration dampening devices, as a Vice President of Sales and Marketing.

     Term of Office: 1 year
     Age: 51

DAVID L. KUTA

     Senior Vice President, Sales and Product Design since July 1996. David L. Kuta has been a Senior Vice President of the Company since July of 1996. Prior to joining the Company in 1996, Mr. Kuta was Vice President of Operations for United Technologies Automotive-Interiors Division since 1994 and from 1990 to 1994, Vice President and General Manager of the Padded Products Division-Interiors Division.

     Term of Office: 1 year
     Age: 54

DAVID C. STEGEMOLLER

     Senior Vice President, Powertrain since August 1995. David C. Stegemoller has been a Senior Vice President of the Company since August 1995. For the past five years, Mr. Stegemoller served in various positions with Hayes-Albion and its Trim Trends division (which was then a subsidiary of the Company). Prior to joining the Company in 1990, Mr. Stegemoller was employed by Navistar International for 3 years.
     Term of Office: 1 year
     Age: 57

DOUGLAS D. ROSSMAN

     Vice President, Purchasing since December 1996. Douglas D. Rossman has been a Vice President of the Company since December 1996. Previously, he was Purchasing Manager of Federal Mogul Corp., an automobile parts manufacturer, for more than eight years.
     Term of Office: 1 year
     Age: 47

ITEM 11. EXECUTIVE COMPENSATION

                         SUMMARY COMPENSATION TABLE(1)

                                                                                           LONG-TERM COMPENSATION
                                                                                    ------------------------------------
                                                ANNUAL COMPENSATION
                                    --------------------------------------------      AWARDS
                                                                         OTHER      ----------    UNDER-         PAYOUTS
                                                                         ANNUAL     RESTRICTED    LYING          -------
                                                                        COMPEN-     STOCK         OPTIONS/($)    LTIP
NAME AND                                                                 SATION     AWARD)(S)     (#)SARS        PAYOUTS
PRINCIPAL POSITION                  YEAR    SALARY($)    BONUS($)(6)    ($)(1)(6)    (5)           (5)           ($)(5)
---------------------------------   ----    ---------    -----------    --------    ----------    -----------    -------
John W. Adams:
Chairman of the Board and Chief
Executive Officer(7).............   1998    $ 400,000            0             0         0             0            0
                                    1997    $ 250,000            0             0         0             0            0
                                    1996            0            0             0         0             0            0
Roger G. Pollazzi:
Chief Operating Officer..........   1998    $ 525,000(2)         0             0         0             0            0
Theodore W. Vogtman:
Executive Vice President and
Chief Financial Officer..........   1998    $ 218,750            0             0         0             0            0
J. Vincent Toscano:
Executive Vice President of
Strategic Planning...............   1998    $ 218,750            0             0         0             0            0
Joseph J. Gagliardi:
Executive Vice President,
Administration and Information
Technology.......................   1998    $ 250,000                   $  3,177
                                    1997      236,250            0         3,177         0             0            0
                                    1996      220,000            0         3,300         0             0            0
Roger L. Burtraw:
President(7).....................   1998    $ 298,942      $70,000      $852,561(4)
                                    1997      350,000       35,000         3,177         0             0            0
                                    1996      350,000            0         3,167         0             0            0
Richard Dawson:
Senior Vice President Law and
Administration and General
Counsel(7).......................   1998    $  80,000            0      $407,716(3)      0             0            0
                                    1997      174,259            0         3,385         0             0            0
                                    1996      154,975            0         2,999         0             0            0


                                   ALL OTHER
                                   COMPEN-
NAME AND                           SATION
PRINCIPAL POSITION                 ($)(6)
---------------------------------  ---------
John W. Adams:
Chairman of the Board and Chief
Executive Officer(7).............      0
                                       0
                                       0
Roger G. Pollazzi:
Chief Operating Officer..........      0
Theodore W. Vogtman:
Executive Vice President and
Chief Financial Officer..........      0
J. Vincent Toscano:
Executive Vice President of
Strategic Planning...............      0
Joseph J. Gagliardi:
Executive Vice President,
Administration and Information
Technology.......................
                                       0
                                       0
Roger L. Burtraw:
President(7).....................
                                       0
                                       0
Richard Dawson:
Senior Vice President Law and
Administration and General
Counsel(7).......................      0
                                       0
                                       0

------------------
(1) All Other Compensation represents amounts contributed or accrued for fiscal 1998, 1997, and 1996 for the Named Officers under the Company's 401(k) savings plan.

(2) Mr. Roger G. Pollazzi is being compensated at the annual rate of $600,000 since November 1997 in his capacity as Chief Operating Officer of the Company.

(3) Includes severance, non-qualified pension, 401(k) matching contribution by the Company and vacation pay.

(4) Includes severance, non-qualified pension, 401(k) matching contribution by the Company and vacation pay.

(5) On the Effective Date of the Plan of Chapter 11 Reorganization, all pre-reorganization stock, options and other equity interests of the Company were cancelled.

(6) All pre-reorganization management incentive plans were rejected by the Company in its Chapter 11 Reorganization Plan. Employee Benefit Plans, including plans qualified under Section 401 of the Internal Revenue Code were unaffected by the Plan.

(7) Mr. Adams, Mr. Dawson, and Mr. Burtraw are no longer employed by the Company.

PENSION AND RETIREMENT BENEFITS
                               PENSION PLAN TABLE

                                                                          YEARS OF SERVICE(3)
                                                        --------------------------------------------------------
REMUNERATION(1)(2)                                         15          20          25          30          40
-----------------------------------------------------   --------    --------    --------    --------    --------
$150,000.............................................   $ 33,075    $ 44,100    $ 55,125    $ 66,150    $ 88,200
 200,000.............................................     44,325      59,100      73,875      88,650     118,200
 250,000.............................................     55,575      74,100      92,625     111,150     148,200
 300,000.............................................     66,825      89,100     111,375     133,650     178,200
 400,000.............................................     89,325     119,100     148,875     178,650     238,200
 500,000.............................................    111,825     149,100     186,375     223,650     298,200
 800,000.............................................    179,325     239,100     298,875     358,650     478,200

------------------
(1) Covered compensation is composed of base salary for the calendar year, excluding bonuses, commissions and other special forms of compensation. The maximum amount of compensation used to determine the benefits shown in the Pension Table above has been limited by federal law. The limit on compensation for 1998 is $160,000.

(2) Under applicable federal law, the annual benefits payable to any participant under the Retirement Plan may not exceed a ceiling currently $130,000 a year (subject to certain reductions based upon age and certain increases based upon adjustments to the consumer price index).

(3) The Named Officers will have the following estimated credited years of service under the Retirement Plan based on continued service to normal retirement age: Mr. Gagliardi: 24; Mr. Burtraw: 15.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS(1)

                                                                                     AMOUNT AND
TITLE OF                               NAME AND ADDRESS                              NATURE OF            PERCENT
CLASS                                 OF BENEFICIAL OWNER                          BENEFICIAL OWNER(1)    OF CLASS
-------------  -----------------------------------------------------------------   -------------------    --------
Common Stock   Contrarian Capital Advisors, L.L.C. .............................          803,289(4)         9.75
Common Stock   Contrarian Capital Management, L.L.C. ...........................        2,056,240(4)        24.95
Common Stock   Contrarian Capital Fund II, LP...................................          774,921(4)         9.40
Common         James P. Shanahan................................................          384,182(2)(3)         *

------------------
(1) On the Effective Date of the Plan of Chapter 11 Reorganization, all pre-reorganization stock, options and other equity interests of the Company were cancelled. Share holdings reflected herein are as of December 15, 1998.

(2) Mr. Shanahan is a member of a Limited Liability Company, which is the General Partner of Pacholder Heron, LP and Pacholder Value Opportunity Fund LP which own 128,080 and 41,199 shares respectively. Mr. Shanahans's ownership in each is less than 1% and he disclaims ownership of the balance of the partnership's interests in the shares. These shares were obtained in exchange for pre-petition debt pursuant to the Plan of Chapter 11 Reorganization.

(3) Mr. Shanahan is an officer of Pacholder Fund, Inc. which owns 214,903 shares. He owns less than 1% of the shares of this company and disclaims ownership of the balance of the company's interests in the shares. These shares were obtained in exchange for pre-petition debt pursuant to the Plan of Chapter 11 Reorganization.

(4) These entities disclaim any beneficial ownership in these shares.

(5) *Less than one percent.

     As of December 15, 1998, the Retirement Plan owned no shares of the Common Stock and no shares of the Company's PIK Preferred Stock.

SECURITY OWNERSHIP OF MANAGEMENT(3)

                                                                            AMOUNT AND
TITLE OF                           NAME AND ADDRESS                          NATURE OF                PERCENT
CLASS                             OF BENEFICIAL OWNER                      BENEFICIAL OWNER(2)      OF CLASS(3)
-------------  ---------------------------------------------------------   --------------------    -------------
Common Stock   Roger G. Pollazzi........................................          51,580(1)         Less than 1%
Common Stock   Theodore W. Vogtman......................................           5,733(1)         Less than 1%
Common Stock   J. Vincent Toscano.......................................           5,733(1)         Less than 1%
Common Stock   Joseph J. Gagliardi......................................           3,333(1)         Less than 1%
Common Stock   John W. Adams............................................              15(2)         Less than 1%
Common Stock   Roger L. Burtraw.........................................              47(2)         Less than 1%
Common Stock   Richard Dawson...........................................             237(2)         Less than 1%
Common Stock   All Directors and Executive Officers taken together as a           80,344
                 group..................................................

------------------
(1) These shares were obtained in exchange for pre-petition debt pursuant to the Plan of Chapter 11 Reorganization.

(2) These shares are represented by warrants to purchase the New Common Stock.

(3) The holdings reflected herein are as of December 15, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During fiscal 1998 there were no such relationships or transactions.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1)(2) Financial Statements and Schedules.

     The following financial statements and schedules are filed as part of this Annual Report on Form 10-K.

                            HARVARD INDUSTRIES, INC.
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

CONSOLIDATED FINANCIAL STATEMENTS                                                                           PAGE
-------------------------------------------------------------------------------------------------------   --------
Reports of Independent Public Accountants..............................................................   46, 47
Consolidated Balance Sheets at September 30, 1998 and 1997.............................................   48
Consolidated Statements of Operations Years Ended
  September 30, 1998, 1997 and 1996....................................................................   49
Consolidated Statements of Shareholders' Deficiency Years Ended
  September 30, 1998, 1997 and 1996....................................................................   50
Consolidated Statements of Cash Flows Years Ended
  September 30, 1998, 1997 and 1996....................................................................   51
Notes to Consolidated Financial Statements.............................................................   52

FINANCIAL STATEMENT SCHEDULES

     All schedules are omitted because they are either not applicable or the required information is included in the Consolidated Financial Statements or Notes thereto.

     (b) List of Exhibits

 EXHIBIT
  NUMBER     DESCRIPTION
----------   ------------------------------------------------------------------------------------------------------
    2.1      Plan of Reorganization and related Disclosure Statement, filed with the U.S. Bankruptcy Court for the
             District of Delaware on July 10, 1998 (incorporated by reference to Exhibits 99.1 and 99.2 to the
             Company's Form 8-K filed with the Commission on July 24, 1998 (Commission File No. 001-01044)).
    2.2      First Amended and Modified Consolidated Plan of Reorganization dated August 19, 1998, filed with the
             U.S. Bankruptcy Court for the District of Delaware on August 25, 1998 (incorporated by reference to
             Exhibit 2.1 to the Company's Form 8-K filed with the Commission on October 30, 1998 (Commission File
             No. 001-01044)).
    3.1(a)   Certificate of Incorporation of the Company.
    3.1(b)   Certificate of Merger of the Company.
    3.2      By-laws of the Company.
    4.1      Form of Common Stock Certificate of the Company.
    4.2      Indenture (including the Form of 14 1/2% Senior Secured Note due September 1, 2003), dated as of
             November 24, 1998 between the Company, the Subsidiary Guarantors and Norwest Minnesota Bank, National
             Association, as Trustee.
   10.1      Settlement Agreement dated as of October 15, 1998, by and among the Company, certain of its subsidiaries and the PBGC.
   10.2      Registration Rights Agreement, dated as of November 24, 1998, between the Company and the signatories listed therein.

 EXHIBIT
  NUMBER     DESCRIPTION
----------   ------------------------------------------------------------------------------------------------------
   10.3      Registration Rights Agreement, dated as of November 23, 1998, between the Company and Lehman Brothers
             Inc., as Initital Purchaser.
   10.4      Credit Agreement, dated as of November 24, 1998, between the Company, its subsidiaries, General
             Electric Capital Corporation, as Administrative Agent and the lenders party thereto.
   10.5      Loan Collateral Agreement, dated as of November 24, 1998, by the Company and its subsidiaries in favor of General Electric Capital Corporation, as Administrative Agent.
   10.6      Collateral Agreement, dated as of November 24, 1998, by the Company and its subsidiaries in favor of
             Norwest Bank Minnesota, National Association, as Collateral Agent.
   10.7      Warrant Agreement, dated as of November 24, 1998, between the Company and State Street Bank and Trust
             Company, as Warrant Agent.
   10.8      Harvard Industries, Inc. Nonqualified ERISA Excess Benefit Plan (incorporated by reference to Exhibit
             10.20 to the Company's Registration Statement on Form S-1 (File No. 33-96376)).
   10.9      Harvard Industries, Inc. Nonqualified Additional Credited Service Plan (incorporated by reference to
             Exhibit 10.21 to the Company's Registration Statement on Form S-1 (File No. 33-96376)).
   10.10     Harvard Industries, Inc. 1998 Stock Incentive Plan
   16        Letter re change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Company's
             Current Report on Form 8-K/A filed with the Commission October 7, 1998 (Commission File No.
             001-01044)).
   21        List of subsidiaries of the Company.
   23.1      Consent of Arthur Andersen LLP.
   23.2      Consent of PriceWaterhouseCoopers
   24        Powers of Attorney (contained in the signature pages hereto).

     (c) Reports on Form 8-K

          Form 8-K filed September 17, 1998

          Form 8-K/A filed October 6, 1998

          Form 8-K filed November 24, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Harvard Industries, Inc.:

We have audited the accompanying consolidated balance sheet of Harvard Industries, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of September 30, 1998, and the related consolidated statements of operations, shareholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Harvard Industries, Inc. as of September 30, 1997 and for the two years in the period ended September 30, 1997 were audited by other auditors whose report dated November 14, 1997 (except for Note 9 as to which the date was December 29, 1997) contained an explanatory paragraph relating to the ability of the Company to continue as a going concern, as discussed in Note 1 to such financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harvard Industries, Inc. and subsidiaries as of September 30, 1998 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 1 to the financial statements, on May 8, 1997, the Company and substantially all of its subsidiaries each filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. On August 19, 1998, the Company filed its plan of reorganization, which detailed new management's turnaround business strategy. On November 24, 1998, the Company emerged from bankruptcy (See
Note 28). In addition, the Company has suffered recurring losses from operations and at September 30, 1998 had a net working capital deficit and shareholders' deficit. Continuation of the business is dependent on the Company's ability to achieve successful future operations. These factors among others raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          ARTHUR ANDERSEN LLP

Roseland, New Jersey
January 12, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders of
Harvard Industries, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows and shareholders' deficiency present fairly, in all material respects, the financial position of Harvard Industries, Inc. and its subsidiaries (the "Company") at September 30, 1997, and the results of their operations and their cash flows for each of the two years ended September 30, 1997 and 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The consolidated financial statements audited by us have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, on May 8, 1997, Harvard Industries, Inc. and substantially all of its subsidiaries each filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code, thereby raising substantial doubt about their ability to continue as a going concern. The Company has not filed a plan of reorganization with the Bankruptcy Court. The consolidated financial statements audited by us do not include any adjustments that might result from the outcome of the petitions for reorganization.

PRICE WATERHOUSE LLP

Tampa, Florida
November 14, 1997, except for
Note 9 as to which date
is December 29, 1997

                            HARVARD INDUSTRIES, INC.
                             (DEBTOR-IN-POSSESSION)
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1998 AND 1997
                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                             SEPTEMBER 30, 1998    SEPTEMBER 30, 1997
                                                                             ------------------    ------------------
                                  ASSETS
Current assets:
  Cash and cash equivalents...............................................        $ 11,624              $  9,212
  Accounts receivable, net of allowance of $1,675 in 1998 and $2,589 in
     1997.................................................................          57,046                76,190
  Inventories.............................................................          26,646                54,218
  Prepaid expenses and other current assets...............................           5,701                 7,602
                                                                                  --------              --------
  Total current assets....................................................         101,017               147,222
                                                                                  --------              --------
Property, plant and equipment, net........................................         122,579               132,266
Intangible assets, net....................................................           2,833                 4,417
Other assets, net.........................................................          24,552                23,589
                                                                                  --------              --------
Total Assets..............................................................        $250,981              $307,494
                                                                                  --------              --------
                                                                                  --------              --------

                 LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
  Current portion of debtor-in-possession (DIP) loans.....................        $ 39,161              $ 36,436
  Creditors Subordinated Term Loan........................................          25,000                    --
  Current portion of long term debt.......................................              --                 1,748
  Accounts payable........................................................          25,098                32,267
  Accrued expenses........................................................          93,337                72,235
  Income taxes payable....................................................           8,445                 2,440
                                                                                  --------              --------
     Total current liabilities............................................         191,041               145,126
Liabilities subject to compromise.........................................         385,665               397,319
DIP loans.................................................................              --                51,035
Long-term debt............................................................              --                12,339
Post-retirement benefits other than pensions..............................          95,515                96,929
Other.....................................................................          63,353                27,237
                                                                                  --------              --------
     Total liabilities....................................................         735,574               729,985
Commitments and contingencies.............................................              --                    --
14 1/4% Pay-In-Kind Exchangeable Preferred Stock (At September 30, 1998
  and 1997--includes $10,142 of undeclared accrued dividends).............         124,637               124,637
                                                                                  --------              --------
Shareholders' deficiency:
  Common Stock, $.01 par value; 15,000,000 shares authorized; 7,026,437
     shares issued and outstanding at September 30, 1998 and 1997.........              70                    70
  Additional paid-in capital..............................................          32,134                32,134
  Additional minimum pension liability....................................          (8,902)               (3,665)
  Foreign currency translation adjustment.................................          (2,991)               (1,930)
  Accumulated deficit.....................................................        (629,541)             (573,737)
                                                                                  --------              --------
     Shareholders' Deficiency.............................................        (609,230)             (547,128)
                                                                                  --------              --------
Total Liabilities and Shareholders' Deficiency............................        $250,981              $307,494
                                                                                  --------              --------
                                                                                  --------              --------

The accompanying Notes to Consolidated Financial Statements are an integral part of these Balance Sheets.

                            HARVARD INDUSTRIES, INC.
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                              1998          1997          1996
                                                                           ----------    ----------    ----------
Net Sales...............................................................   $  690,076    $  810,769    $  824,837
                                                                           ----------    ----------    ----------
Costs and expenses:
  Cost of sales.........................................................      656,243       797,774       776,141
  Selling, general and administrative...................................       66,546        45,822        42,858
  Amortization of goodwill..............................................        1,584         8,448        15,312
  Impairment of long-lived assets and restructuring costs...............       10,842       288,545            --
  Interest expense (contractual interest of $49,849 in 1998 and $50,264
     in 1997)...........................................................       14,231        36,659        47,004
  Gain on sale of operations............................................      (28,673)           --            --
  Other expense, net....................................................        3,980         5,530         1,538
                                                                           ----------    ----------    ----------
     Total costs and expenses...........................................      724,753     1,182,778       882,853
                                                                           ----------    ----------    ----------
Loss from continuing operations before reorganization items and income
  taxes.................................................................      (34,677)     (372,009)      (58,016)
Reorganization items....................................................       14,920        16,216            --
                                                                           ----------    ----------    ----------
Loss from continuing operations before income taxes.....................      (49,597)     (388,225)      (58,016)
Provision for income taxes..............................................        6,207         1,204         3,196
                                                                           ----------    ----------    ----------
Loss from continuing operations.........................................      (55,804)     (389,429)      (61,212)
Loss from discontinued operations.......................................           --            --        (7,500)
                                                                           ----------    ----------    ----------
Net loss................................................................   $  (55,804)   $ (389,429)   $  (68,712)
                                                                           ----------    ----------    ----------
                                                                           ----------    ----------    ----------
PIK preferred dividends and accretion (contractual amount of $19,010 in
  1998 and $16,891 in 1997).............................................   $       --    $   10,142    $   14,844
                                                                           ----------    ----------    ----------
                                                                           ----------    ----------    ----------
Net loss attributable to common shareholders............................   $  (55,804)   $ (399,571)   $  (83,556)
                                                                           ----------    ----------    ----------
                                                                           ----------    ----------    ----------
Basic and Diluted Earnings per share:
  Loss from continuing operations.......................................   $    (7.94)   $   (56.91)   $   (10.87)
  Loss from discontinued operations.....................................           --            --         (1.07)
                                                                           ----------    ----------    ----------
  Net loss per share....................................................   $    (7.94)   $   (56.91)   $   (11.94)
                                                                           ----------    ----------    ----------
                                                                           ----------    ----------    ----------
  Weighted average number of common and common equivalent shares
     outstanding........................................................    7,026,437     7,020,692     6,999,279
                                                                           ----------    ----------    ----------
                                                                           ----------    ----------    ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                            HARVARD INDUSTRIES, INC.
                             (DEBTOR-IN-POSSESSION)
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY
                 YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996
                    (IN THOUSANDS OF DOLLARS, EXCEPT SHARES)

                                          COMMON STOCK         ADDITIONAL   MINIMUM                               TOTAL
                                     -----------------------    PAID-IN     PENSION   FOREIGN    ACCUMULATED   SHAREHOLDERS'
                                     NO. OF SHARES   AMOUNTS    CAPITAL     LIABILITY CURRENCY    DEFICIT      DEFICIENCY
                                     -------------   -------   ----------   -------   --------   -----------   -------------
Balance September 30, 1995.........    6,994,907       $70      $ 56,899    $(1,836)  $(1,743)    $(115,596)     $ (62,206)
Net loss--1996.....................           --        --            --        --         --       (68,712)       (68,712)
PIK preferred stock dividend.......           --        --       (14,375)       --         --            --        (14,375)
Accretion of discount on PIK
  preferred stock..................           --        --          (469)       --         --            --           (469)
Exercise of stock options including
  related tax benefits.............       19,450        --           190        --         --            --            190
Minimum pension liability..........           --        --                      69                                      69
Foreign currency adjustment........           --        --            --        --       (221)           --           (221)
                                       ---------       ---      --------    -------   --------    ---------      ---------
Balance September 30, 1996.........    7,014,357        70        42,245    (1,767)    (1,964)     (184,308)      (145,724)
Net loss--1997.....................           --        --            --        --         --      (389,429)      (389,429)
PIK preferred stock dividend.......           --        --        (9,854)       --         --                       (9,854)
Accretion of discount on PIK
  preferred stock..................           --        --          (288)       --         --            --           (288)
Sale of stock......................       12,080        --            31        --         --            --             31
Minimum pension liability..........           --        --            --    (1,898)        --            --         (1,898)
Foreign currency adjustment........           --        --            --        --         34            --             34
                                       ---------       ---      --------    -------   --------    ---------      ---------
Balance September 30, 1997.........    7,026,437        70        32,134    (3,665)    (1,930)     (573,737)      (547,128)
Net loss--1998.....................           --        --            --        --         --       (55,804)       (55,804)
Minimum pension liability..........           --        --            --    (5,237)        --            --         (5,237)
Foreign currency adjustment........           --        --            --        --     (1,061)           --         (1,061)
                                       ---------       ---      --------    -------   --------    ---------      ---------
Balance September 30, 1998.........    7,026,437       $70      $ 32,134    $(8,902)  $(2,991)    $(629,541)     $(609,230)
                                       ---------       ---      --------    -------   --------    ---------      ---------
                                       ---------       ---      --------    -------   --------    ---------      ---------

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                            HARVARD INDUSTRIES, INC.
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996
                           (IN THOUSANDS OF DOLLARS)

                                                                                  1998        1997         1996
                                                                                --------    ---------    --------
Cash flows related to operating activities:
  Loss from continuing operations before reorganization items................   $(40,884)   $(373,213)   $(61,212)
     Add back (deduct) items not affecting cash and cash equivalents:
       Depreciation and amortization.........................................     27,904       60,186      65,658
       Impairment of long-lived assets and restructuring charges.............     10,842      288,545          --
       Gain on sale of operations............................................    (28,673)          --          --
       Loss on disposition of property, plant and equipment and property held
          for sale...........................................................      1,030        1,931       2,053
       Curtailment (gain) loss...............................................      4,390       (8,249)         --
       Write-off of deferred debt expense....................................         --        1,792          --
       Senior notes interest accrued not paid................................         --        9,728          --
     Changes in operating assets and liabilities of continuing operations, net of effects from acquisitions and reorganization items:
       Accounts receivable...................................................     10,673       22,798       3,133
       Inventories...........................................................     21,862       (7,225)      7,112
       Other current assets..................................................      1,460       (5,965)       (222)
       Accounts payable......................................................     (6,658)     (56,806)      9,371
       Accounts payable prepetition..........................................         --       81,429          --
       Accrued expenses and income taxes payable.............................     18,567      (10,254)    (30,444)
       Postretirement benefits...............................................      1,386       (4,138)      5,822
       Other noncurrent......................................................     10,683       13,350      (4,404)
                                                                                --------    ---------    --------
     Net cash provided by (used in) continuing operations before
       reorganization items..................................................     32,582       13,909      (3,133)
     Net cash used in reorganization items...................................     (9,056)      (2,864)         --
                                                                                --------    ---------    --------
     Net cash provided by (used in) continuing operations....................     23,526       11,045      (3,133)
                                                                                --------    ---------    --------
Cash flows related to investing activities:
     Acquisition of property, plant and equipment............................    (24,887)     (36,572)    (40,578)
     Cash flows related to discontinued operations...........................        557          713      (3,332)
     Proceeds from sales of operations.......................................     27,822           --          --
     Proceeds from disposition of property, plant and equipment..............         72        1,703         909
                                                                                --------    ---------    --------
     Net cash provided by (used in) investing activities.....................      3,564      (34,156)    (43,001)
                                                                                --------    ---------    --------
Cash flows related to financing activities:
     Issuance costs of Senior Notes and financing agreements.................         --       (2,200)         --
     Net borrowings (and repayments) under credit agreement..................         --      (38,834)     38,834
     Net borrowings (and repayments) under DIP financing agreement...........    (45,810)      87,471          --
     Net borrowings under Unsecured Creditors Term Loan......................     25,000           --          --
     Proceeds from sale of stock and exercise of stock options...............         --           31         190
     Repayments of long-term debt............................................        (88)      (7,682)     (3,032)
     Pension fund payments pursuant to PBGC settlement agreement.............         --       (6,000)     (6,000)
     Deferred financing costs................................................     (3,725)
     Payment of EPA settlements..............................................        (55)      (1,570)     (2,676)
                                                                                --------    ---------    --------
     Net cash (used in) provided by financing activities.....................    (24,678)      31,216      27,316
                                                                                --------    ---------    --------
Net increase (decrease) in cash and cash equivalents.........................      2,412        8,105     (18,818)
Cash and cash equivalents, beginning of period...............................      9,212        1,107      19,925
                                                                                --------    ---------    --------
Cash and cash equivalents, end of period.....................................   $ 11,624    $   9,212    $  1,107
                                                                                --------    ---------    --------
                                                                                --------    ---------    --------
Supplemental disclosure of cash flow information:
     Interest paid...........................................................   $ 14,039    $  37,328    $ 41,868
                                                                                --------    ---------    --------
                                                                                --------    ---------    --------
     Income taxes paid.......................................................   $    776    $   2,244    $  5,092
                                                                                --------    ---------    --------
                                                                                --------    ---------    --------

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                            HARVARD INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

(1) BASIS OF PRESENTATION

     Harvard Industries, Inc., a Florida corporation at September 30, 1998, reorganized as a Delaware Corporation on November 24, 1998, and its subsidiaries (the "Company") are primarily engaged in the business of designing, engineering and manufacturing components for OEMs producing cars and light trucks. The Company's principal customers are General Motors, Ford and Chrysler.

     The Company operates primarily in the automotive accessories business. The Company produces a wide range of products, including: rubber glass-run channels; rubber seals for doors and trunk lids; aluminum castings; cast, fabricated, machined and decorated metal products; and metal stamped and roll form products. General Motors, Ford, and Chrysler accounted for 39%, 34%, and 10%, respectively, of the consolidated sales in 1998, 43%, 33%, and 7% respectively, in 1997 and 43%, 31%, and 8%, respectively, in 1996.

     On May 8, 1997, Harvard Industries, Inc. and its domestic subsidiaries (all of whom are hereinafter sometimes designated the "Debtors") filed voluntary petitions for relief under Chapter 11 of the Federal bankruptcy laws in the United States Bankruptcy Court (the "Court") for the District of Delaware. Under Chapter 11, certain claims against the Debtors arising prior to the filing of the petitions for relief under the Federal bankruptcy laws are stayed from collection while the Debtors continue business operations as debtors-in-possession ("DIP").

     The Debtors received approval from the Court to pay or otherwise honor certain pre-petition obligations, including certain employee wages, salaries and other compensation, employee medical, pension and similar benefits, reimbursable employee expenses and certain workers' compensation, as well as continuation of pre-petition customer practices with respect to warranties, refunds and return policies.

     The Company's Plan of Reorganization (the Plan), as an acceptable means of satisfying creditor claims in accordance with the Bankruptcy Code, was confirmed by the Court on October 15, 1998, and such plan became effective on November 24, 1998 (See Note 28). Continuation of the Debtors' business after reorganization is dependent upon the success of future operations, including execution of the Company's turnaround business strategy and the ability to meet obligations as they become due. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and at September 30, 1998 had a net working capital deficit and shareholders' deficiency. These factors among others raise substantial doubt about the Company's ability to achieve successful future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Liabilities subject to compromise consisted of the following at September
30:

                                                                         1998         1997
                                                                       --------     --------
Accounts Payable....................................................   $ 71,635     $ 79,060
Senior notes........................................................    309,728(a)   309,728(a)
Taxes...............................................................         --        3,269
Other...............................................................      4,302        5,262
                                                                       --------     --------
                                                                       $385,665     $397,319
                                                                       --------     --------
                                                                       --------     --------

------------------
(a) Includes accrued interest to the date of bankruptcy of $9,728 in 1998 and 1997.

     Reorganization expenses included in the consolidated statements of operations for the year ended September 30 are comprised of the following:

                                                                            1998       1997
                                                                           -------    -------
Adjustment to record senior notes to amount of allowed claims...........   $    --    $10,408
Professional fees.......................................................    15,350      5,828
Interest income on cash resulting from Chapter 11 proceedings...........      (430)       (20)
                                                                           -------    -------
                                                                           $14,920    $16,216
                                                                           -------    -------
                                                                           -------    -------

     In a previous Chapter 11 case the Company had a Plan of Reorganization confirmed by the Court on August 10, 1992, and that Plan became effective on August 30, 1992. In connection with its emergence from the 1992 Chapter 11 bankruptcy proceedings, the Company implemented "Fresh Start Reporting" as of August 23, 1992. Accordingly, all assets and liabilities were restated to reflect respective fair values at that date. The portion of the reorganization value which could not be attributed to specific tangible or identifiable intangible assets of the reorganized Company has been reported under the caption "Intangible Assets." (See Note 7)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Investments of 50% or less in companies and/or joint ventures are accounted for under the equity method. All material intercompany transactions and balances have been eliminated in consolidation.

     Cash and Cash Equivalents. The Company considers all investments in highly liquid bank certificates of deposit to be cash equivalents. Cash equivalents include only investments with purchased maturities of three months or less. In accordance with the DIP financing agreement, substantially all the Company's cash receipts from trade receivables must be applied against the revolving line of credit. Accordingly, the Company offset $12,160 against the revolving line of credit for certain cash held in lockboxes at September 30, 1997.

     Trade Receivables. A substantial portion of the Company's trade receivables is mainly concentrated with the three largest U.S. automotive companies. The Company does not require collateral or other security to support credit sales. General Motors, Ford and Chrysler accounted for 46%, 11% and 17%, respectively, of consolidated trade receivables at September 30, 1998, and 42%, 12% and 11%, respectively, at September 30, 1997.

     Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

     Property, Plant and Equipment. All property, plant and equipment owned at August 23, 1992 were restated to reflect fair value in accordance with "fresh start reporting". Additions after August 23, 1992 are recorded at cost. Depreciation and amortization, which includes the amortization of machinery and equipment under capital leases, is calculated using the straight-line method at rates to depreciate assets over their estimated useful lives or remaining term of leases. The rates used are as follows: buildings and building improvements, 2.5% to 20.0%; and machinery, equipment and furniture and fixtures, 5.0% to 33.3%. Replacements and betterments are capitalized. Major scheduled furnace maintenance and die replacement programs are accrued based on units of production; all other maintenance and repairs are expensed as incurred. Upon sale or retirement of property, plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any resultant gain or loss is recognized. See Note 13 for impairment of certain property, plant and equipment.

     Intangible Assets. Intangible assets consist of goodwill and reorganization value in excess of amounts allocable to identifiable assets. Goodwill applicable to the acquisition of Doehler-Jarvis, originally being amortized over 15 years was changed to 10 years in the fourth quarter of 1996, effective October 1, 1995, based upon Doehler-Jarvis' unprofitable operating results since acquisition and projected future operating results. Reorganization value in excess of amounts allocated to identifiable assets is being amortized using the straight-line method over 10 years. (see Note 13 for impairment of goodwill.)

     Long-Lived Assets. The Company assesses the recoverability of its long-lived assets by determining whether the amortization of each such asset over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company's average cost of funds. (See Note 13.)

     Debt Issuance Costs. The Company amortizes its deferred debt issuance costs over the term of the related debt.

     Revenue Recognition. Revenues are recognized as products are shipped to customers.

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

     Earnings Per Share. Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which became effective for fiscal 1998, establishes new standards for computing and presenting earnings per share (EPS). The new standard requires the presentation of basic EPS and diluted EPS and the restatement of previously reported EPS amounts. Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders, adjusted to add back dividends or interest on convertible securities, by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. In connection with the Company's emergence from bankruptcy (Note 28), the number of shares of common stock outstanding will increase, thereby diluting current equity interests.

     Recent Accounting Pronouncements

     Derivative Transactions. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS")
No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and loses to offset related results on the hedged item in the income statement. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, but may be adopted earlier. Historically, the Company has used, and in the future may use, derivative instruments or hedge accounting. The adoption of SFAS No. 133 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

     Reporting Comprehensive Income.  In June 1997, the FASB issued SFAS
No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components in annual and interim financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

     Segment Reporting. In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for companies to report information about operating segments in annual financial statements, based on the approach that management utilizes to organize the segments within the company for management reporting and decision making. In addition, SFAS No. 131 requires that companies report disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

     Reclassifications. Certain amounts in the 1997 and 1996 Consolidated Financial Statements and Notes to Consolidated Financial Statements have been reclassified to conform to the 1998 presentation.

(3) DISPOSITION OF BUSINESSES

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

     In June 1998, the Company finalized the sale of its land, building and certain other assets related to the Harvard Interiors Furniture Division located in St. Louis, Missouri for approximately $4,100 of gross proceeds. Of the proceeds, $830 was applied to the May 31, 1998 DIP quarterly term payment, $501 was applied to the August 31, 1998 payment, $1,330 was applied to the May 8, 1999 payment and the balance was applied to reduce the DIP revolving facility. The transaction resulted in a gain on sale of approximately $1,200, which was recorded in the second and third quarters of fiscal 1998.

     In June 1998, the Company sold its Elastic Stop Nut ("ESNA") land and building located in Union, New Jersey for $1,900. On September 7, 1998, the Company sold substantially all of the assets of Doehler-Jarvis Greeneville, Inc. for $10,907 of gross proceeds and resulted in a gain on sale of approximately $2,100.

     Production has ceased at the Company's Doehler-Jarvis Toledo, Inc. subsidiary. During 1998, General Motors and Ford defrayed certain expenses of the shut down and in return obtained certain assets, which were written off when the Company recorded the impairment charge in 1997 (See Note 13), and assumed the related lease obligation. As a result of the lease assumption during 1998, the Company recorded a gain on sale of approximately $14,000. This gain is recorded within "Gain on sale of operations." The facility is currently for sale.

     In September 1998, the Company sold, at auction, certain assets of Harman for approximately $2,000.

     Condensed operating data of operations designated for sale or wind-down (Harman Automotive, Harvard Interiors, Material Handling, Toledo, Greeneville and the Tiffin, Ohio facility of the Hayes-Albion subsidiary) are as follows:

                                                                              YEAR ENDED
                                                                             SEPTEMBER 30
                                                                         --------------------
                                                                           1998        1997
                                                                         --------    --------
Net Sales.............................................................   $204,616    $315,078
Gross profit (loss)...................................................      4,877     (15,502)

(4) ESNA DISCONTINUED OPERATIONS

     On three separate occasions in fiscal 1994, the Company became aware that certain products of its ESNA division were not manufactured and/or tested in accordance with required specifications at its Union, New Jersey and/or Pocahontas, Arkansas facility. These fastener products were sold to the United States Government and other customers for application in the construction of aircraft engines and airframes. In connection therewith, the Company notified the Department of Defense Office of Inspector General ("DOD/OIG") and, upon request, was admitted into the Voluntary Disclosure Program of the Department of Defense (the "ESNA matter"). The Company has settled this matter in principal (final stipulation yet to be executed) for $475, to be paid subsequent to the fiscal year end.

     In September 1996 the Company determined that it is not likely that the agreement entered into in May 1996 with a developer to sell the Company's ESNA facility in Union, NJ would be successfully concluded, due to Environmental Protection Agency ("EPA") requirements necessary to bring the site up to residential standards. After considering the length of time, current market conditions and environmental cleanup costs to dispose of the facility for residential and/or industrial use, the Company determined that it was appropriate to reflect the value of the ESNA facility to the Company at a nominal net realizable value including clean up costs. As a result, the Company recorded a $7,500 charge to discontinued operations in the fourth quarter of 1996 representing the write-down of the ESNA facility, continuing carrying costs associated with the Company's ongoing participation in the Department of Defense Voluntary Disclosure Program and carrying costs of the Union, NJ facility.

     Net assets of discontinued operations of $500 and $1,057 at September 30, 1998 and 1997 respectively reflect the estimated net realizable value of remaining assets consisting primarily of royalty receivables and are included in other non-current assets. In June of 1998, the Company sold its ESNA land and building in NJ for approximately $1,900.

(5) INVENTORIES

     Inventories at September 30 consist of the following:

                                                                           1998        1997
                                                                          -------    --------
Finished goods.........................................................   $ 6,476    $  3,530
Work-in-process........................................................     2,078      16,805
Tooling................................................................     5,991      19,934
Raw materials..........................................................    12,101      13,949
                                                                          -------    --------
Total Inventories......................................................   $26,646    $ 54,218
                                                                          -------    --------
                                                                          -------    --------

(6) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at September 30 consist of the following:

                                                                           1998        1997
                                                                         --------    --------
Land..................................................................   $  3,445    $  4,537
Buildings and improvements............................................     52,590      57,367
Machinery and equipment...............................................    161,875     177,127
Furniture and fixtures................................................      1,768       2,011
Construction in progress..............................................     26,331      14,799
                                                                         --------    --------
     Total............................................................    246,009     255,841
Less accumulated depreciation.........................................   (123,430)   (123,575)
                                                                         --------    --------
Property, Plant and Equipment, Net....................................   $122,579    $132,266
                                                                         --------    --------
                                                                         --------    --------

Depreciation expense amounted to $24,209, $46,377, and $42,632 in 1998, 1997 and 1996, respectively. (See Note 13 regarding the impairment of property, plant and equipment in 1997 and 1998.)

(7) INTANGIBLE ASSETS

     Intangible assets at September 30 consist of the following:

                                                                            1998       1997
                                                                           -------    -------
Reorganization value (See Note 2).......................................   $12,339    $12,339
Less accumulated amortization...........................................    (9,506)    (7,922)
                                                                           -------    -------
       Intangible assets, net...........................................   $ 2,833    $ 4,417
                                                                           -------    -------
                                                                           -------    -------

     Amortization expense related to reorganization value amounted to $1,584, $8,448, and $15,312 in 1998, 1997 and 1996, respectively. (See Note 13)

(8) OTHER ASSETS

     Other assets at September 30 consist of the following:

                                                                  AMORTIZATION
                                                                     PERIOD            1998       1997
                                                                -----------------    --------    -------
Deferred financing costs.....................................   life of agreement    $  3,862    $ 2,200
Deferred tooling.............................................    units produced        10,297     10,291
Pension Asset................................................          N/A             18,675     16,074
Net assets of discontinued operations........................          N/A                500      1,057
Other........................................................          N/A              2,821      3,261
                                                                                     --------    -------
       Total.................................................                          36,155     32,883
Less accumulated amortization................................                         (11,603)    (9,294)
                                                                                     --------    -------
       Other assets, net.....................................                        $ 24,552    $23,589
                                                                                     --------    -------
                                                                                     --------    -------

     Amortization expense related to deferred financing costs amounted to $1,262, $1,627, and $5,136 in 1998, 1997 and 1996, respectively. Amortization expense related to deferred tooling amounted to $849, $3,743, and $2,578, in 1998, 1997 and 1996, respectively. In addition, in 1997 the Company wrote-off deferred financing costs of $10,408 related to the senior notes as reorganization costs and $1,792 relating to the financing agreement as interest expense upon the refinancing of such debt with DIP financing described in
Note 9.

(9) DIP FINANCING AND CREDITORS SUBORDINATED TERM LOAN

     As discussed in Note 28, both of these financing facilities were repaid upon emergence from bankruptcy on November 24, 1998. On May 8, 1997, the Company and certain of the Company's subsidiaries obtained a two-year Post-Petition Loan and Security Agreement ("DIP financing") to enable it to continue operations during the Chapter 11 proceedings. The DIP financing provides for $65,000 of Term Loans and $110,000 of Revolving Credit Loans which includes a $25,000 sub-limit of credit facility principally for standby letters of credit. As collateral, the Debtors have pledged substantially all of the assets of the Debtors.

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

     All of the Pre-petition indebtedness outstanding at May 8, 1997 under the financing agreement described in Note 10 amounting to $105,044 was repaid from borrowings under the DIP financing. At September 30, 1998 and 1997, the amount outstanding under the term loans was $64,161 and $64,035, respectively, the amount outstanding under the Revolving Credit Loans was $0 and $23,436 respectively, and outstanding letters of credit amounted to $12,243 and $12,670 (principally standby), respectively.

     The Revolving Credit Loans bear interest at the rate of 1.50% in excess of the Base Rate (Prime) and the Term Loans bear interest at the rate of 1.75% in excess of the Base Rate. The prime rate was 8.25% at September 30, 1998. The DIP Lenders also earn a fee of 2% per annum of the face amount of each standby letter of credit in addition to passing along to the borrowers all bank charges imposed on the DIP Lenders by the letter of credit issuing bank. Further, the DIP Lenders receive a line of credit fee of .5% per annum on the unutilized portion of the Revolving Line of Credit, together with certain other fees, including a $1,375 closing fee. The Term Loans provide for quarterly payments of $3,250 beginning November 30, 1997 through February 28, 1999, with a final installment of $45,500 due on May 8, 1999.

     The Company failed to meet the fixed charge ratio financial covenant during the months of October and November 1997 and on December 29, 1997 obtained a waiver of such default from its lenders. On December 29, 1997 the Company entered into Amendment No. 1, Waiver and Consent (the "Amendment") to Post-Petition Loan and security Agreement with its vendors whereby the lenders from December 29, 1997 waived all defaults or events of default which had occurred prior to such date from the Companies' failure to comply with the above financial covenants. The lenders also entered into the Amendment to replace the fixed charge ratio covenant with monthly consolidated EBITDA and consolidated tangible net worth covenants commencing calculations at December 31, 1997. The Amendment required the lenders' consent for capital expenditures in excess of $30 million for the year ending September 30, 1998.

     The Company also entered into Amendment No. 2 and Consent to the Post-Petition Loan and Security Agreement, dated January 27, 1998 (the "Amended DIP Financing Agreement"), pursuant to which the lenders consented to the term loan, discussed above, the creation of subordinated liens thereunder and to certain asset sales.

     The Company entered into Amendment Nos. 3 and 4 to the Post-Petition Loan and Security Agreement, dated April 30, 1998 and June 23, 1998, respectively, extending to May 31, 1998 and June 30, 1998, respectively, the date upon which an agreement with Ford regarding the wind-down of the Toledo facility was required to be approved by the Court. An agreement with Ford was signed on May 18, 1998 and approved by the Court on June 22, 1998. (See Note 3.)

(10) LONG TERM DEBT AND CREDIT AGREEMENTS

     Long term debt at September 30 consists of the following:

                                                                            1998       1997
                                                                           -------    -------
12% Senior Notes Due 2004...............................................   $    --    $    --
11 1/8% Senior Notes Due 2005...........................................        --         --
Revolving Credit Agreement..............................................        --         --
Industrial revenue bonds................................................        --         --
Capital lease obligations...............................................        --     14,087
                                                                           -------    -------
     Total Long Term Debt...............................................               14,087
Less current portion....................................................        --     (1,748)
                                                                           -------    -------
Long-term portion.......................................................   $    --    $12,339
                                                                           -------    -------
                                                                           -------    -------

     On July 26, 1994, the Company consummated a public offering relating to $100,000 aggregate principal amount of the Company's 12% Senior Notes Due 2004 ("12% Notes") and on July 28, 1995, the Company consummated a private placement offering of $200,000 principal amount of 11 1/8% Senior Notes Due 2005 ("11 1/8% Notes") (which were subsequently exchanged for new 11 1/8% Notes which are not subject to transfer restrictions). Both Notes were issued pursuant to indentures by and among the Company and Guarantors, which are subsidiaries of the Company, and First Union National Bank of North Carolina, as Trustee. (See Note 26 for information concerning the Guarantors and Note 1 for the classification of such debt which is in default.)

     In addition, both Note Indentures require the repayment of the Notes upon the occurrence of a change in control, as defined, at a repurchase price of 101% of the principal amount thereof plus accrued and unpaid interest. The Note Indentures limit the issuance of new debt, preferred stocks, as defined, and restrict the payment of dividends, distributions from subsidiaries and the sale of assets and subsidiary stock, as defined.

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

     The net proceeds from the sale of the 12% Notes of $94,300 were used to prepay all indebtedness outstanding under the Company's then existing bank credit agreement (approximately $51,100) and to pay certain trade payables that were incurred by the Company prior to its bankruptcy (approximately $31,000). The balance of the proceeds from the sale of the 12% Notes was used for general corporate purposes. The proceeds of $188,196 from the sale of the 11 1/8% Notes were utilized as part of the purchase price of the acquisition of Doehler-Jarvis.

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

     Machinery and equipment at September 30, 1996 includes equipment held under capital leases with an acquisition cost of approximately $16,727, which arose principally through the acquisition of Doehler-Jarvis. The initial lease terms for such leases end December 2002 and September 2003. The leases are subject to renewal and the equipment under the leases may be purchased at the end of the leases at fair market value not to exceed 24% of the original cost. Substantially all such equipment was written-off as impaired in September 1997 and the lease commitments were assumed by Ford in December 1997. (See Notes 3 and 13).

     For current Long Term Debt and Credit Agreements see Footnote 28, Subsequent Events.

(11) ACCRUED EXPENSES

     Accrued expenses at September 30 are summarized as follows:

                                                                            1998       1997
                                                                           -------    -------
Interest................................................................   $   758    $   713
Salaries and wages......................................................    17,080     13,207
Pension liabilities.....................................................     3,404      2,177
Workers' compensation and medical.......................................    11,510     13,521
Costs related to discontinued operations................................     7,885      4,822
Tooling and maintenance costs...........................................     3,031      5,366
Environmental...........................................................     2,785      2,397
Post-retirement benefits................................................     2,112      2,300
Reorganization costs....................................................     8,808      2,944
Restructuring costs (see Note 13).......................................     1,653     10,000
Other...................................................................    34,311     14,788
                                                                           -------    -------
                                                                           $93,337    $72,235
                                                                           -------    -------
                                                                           -------    -------

(12) OTHER LIABILITIES

     Other liabilities at September 30 are summarized as follows:

                                                                            1998       1997
                                                                           -------    -------
Pension liabilities (see Notes 19 and 20)...............................   $23,566    $ 3,495
Workers' compensation...................................................    26,478     10,462
Environmental...........................................................     5,748         78
Deferred taxes..........................................................     4,345      1,262
Tool and die replacement................................................     3,189      8,027
Other...................................................................        27      3,913
                                                                           -------    -------
                                                                           $63,353    $27,237
                                                                           -------    -------
                                                                           -------    -------

(13) IMPAIRMENT OF LONG-LIVED ASSETS AND RESTRUCTURING CHARGES

     In 1998 and 1997 the Company recorded the following charges:

                                                                           1998        1997
                                                                          -------    --------
Impairment of Doehler-Jarvis long-lived assets.........................   $    --    $266,545
Impairment of long-lived assets........................................     5,842      12,000
Severance payments related to two facilities scheduled for closing.....        --       3,285
Restructuring charges..................................................     5,000       6,715
                                                                          -------    --------
                                                                          $10,842    $288,545
                                                                          -------    --------
                                                                          -------    --------

     During the year ended September 30, 1998, the Company recorded a $5,000 restructuring charge representing estimated shutdown costs, of which $2,500 related primarily to severance and moving costs associated with the move of the corporate headquarters from Tampa, Florida to Lebanon, New Jersey and approximately $2,500 related to three senior officers.

     In March 1998, the Company announced its intention to sell or wind down its Tiffin operations and recorded a charge of $3,042 for the impairment of long lived assets. In addition, it recorded a charge of $2,800 for the impairment of certain long lived assets relating to a platform that will end sooner than planned.

     In March 1997, the Company wrote off $114,385 unamortized goodwill related to its 1995 acquisition of Doehler-Jarvis, and in July 1997 the Company announced its intention to sell this subsidiary. Based on the absence of acceptable offers to date and the projected future cash flows, in September 1997, the Company recorded an impairment charge of $152,160 related to all other long-lived Doehler-Jarvis assets.

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

(14) OTHER EXPENSE, NET

     Other (income) expense, net includes the following:

                                                                               1998      1997      1996
                                                                              ------    ------    ------
Loss on disposal of PP&E...................................................   $1,030    $1,931    $2,053
Loss on joint venture......................................................       --     2,221        --
Interest income............................................................      (37)     (106)     (220)
Other, net.................................................................    2,987     1,484      (295)
                                                                              ------    ------    ------
                                                                              $3,980    $5,530    $1,538
                                                                              ------    ------    ------
                                                                              ------    ------    ------

(15) INCOME TAXES

     Provision for income tax expense for continuing operations consists of the following:

                                                                               1998      1997      1996
                                                                              ------    ------    ------
Domestic...................................................................   $5,722    $   --    $   --
Foreign....................................................................      485     1,204     3,196
                                                                              ------    ------    ------
  Income tax provision.....................................................   $6,207    $1,204    $3,196
                                                                              ------    ------    ------
                                                                              ------    ------    ------

     Deferred income taxes result from temporary differences in the recognition of revenue and expense for tax and financial statement purposes. The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at September 30, 1998 and 1997 are as follows:

     Deferred tax assets:

                                                                           1998        1997
                                                                         --------    --------
Net operating loss carry forwards.....................................   $ 96,788    $ 98,533
Pension and post-retirement benefits obligations......................     34,264      33,732
Reorganization items capitalizable for tax purposes...................      4,094       4,100
Reserves and accruals not yet recognized for tax purposes.............    116,546     115,193
                                                                         --------    --------
Total.................................................................    251,692     251,558
Less valuation allowance..............................................    201,354     200,780
                                                                         --------    --------
Total deferred tax assets.............................................   $ 50,338    $ 50,778
                                                                         --------    --------
                                                                         --------    --------

     The Company believes it will more likely than not be able to realize its net deferred tax assets of $50,338 by offsetting it against deferred tax liabilities related to existing temporary differences that would reverse in the carry forward period. The Company has established a valuation allowance for certain of its gross deferred tax assets which exceed such deferred tax liabilities.

     The change in the valuation allowance in 1998 and 1997 primarily represents recognition of the deferred tax asset related to reserves and accruals not yet recognized for tax purposes.

     Deferred tax liabilities:

                                                                            1998       1997
                                                                           -------    -------
Depreciation............................................................   $51,580    $50,322
Other...................................................................     3,103      1,718
                                                                           -------    -------
Total deferred tax liabilities..........................................   $54,683    $52,040
                                                                           -------    -------
                                                                           -------    -------

     The net deferred tax liabilities of $4,345 and $1,262 are included in other liabilities in the consolidated balance sheets at September 30, 1998 and 1997, respectively.

     The following reconciles the statutory federal income tax expense (benefit), computed at the applicable federal tax rate, to the effective income tax expense:

                                                                                SEPTEMBER 30,
                                                                      ---------------------------------
                                                                        1998        1997         1996
                                                                      --------    ---------    --------
Tax expense (benefit) at statutory rate............................   $(16,863)   $(135,879)   $(20,305)
State income taxes, net of federal benefit.........................      1,529          549         736
Permanent differences arising in connection with businesses
  acquired or reorganization.......................................      1,126       42,991       3,737
Earnings of foreign subsidiaries subject to a different tax........        134          109         318
Other permanent differences........................................        115          114         115
U.S. Federal Minimum Tax...........................................        500           --          --
Amount for which no tax benefit is recognized......................     19,666       93,320      17,837
Other..............................................................         --           --         758
                                                                      --------    ---------    --------
Actual tax expense from continuing operations......................   $  6,207    $   1,204    $  3,196
                                                                      --------    ---------    --------
                                                                      --------    ---------    --------

     At September 30, 1998, the Company had available net operating loss carryforwards and general business tax credits of approximately $242,000 for Federal income tax purposes. These carryforwards expire in the years 2002 through 2013. Of this total, approximately $83,000 is subject to current limitation under Section 382 of the Tax Code and approximately $27,700 is subject to the "SRLY" limitations of the Income Tax Regulations. These tax attributes will be reduced by any gain or income realized as a result of the transactions contemplated by the reorganization plan, in particular, any discharge of indebtedness income ("COD Income") excluded from income pursuant to
Section 108 of the Tax Code. The precise amount of COD income realized but not recognized upon reorganization has not been finally determined, and will depend in part upon the fair market value of the New Common Stock. In addition, because the reorganization will result in an "ownership change" (as defined in Section 382 of the Tax Code), the availability of any NOLs remaining after reduction for COD income to offset income of the Company after the Effective Date will be limited. Under the Tax Code, a taxpayer is generally required to include COD income in gross income. COD income is not includable in gross income, however, if it arises in a case under the Bankruptcy Code. Instead, COD income otherwise includable in gross income is generally applied to reduce certain tax attributes in the following order: NOLs, general business credit carryovers, minimum tax credit carryovers, capital loss carryovers, the taxpayer's basis in property and foreign tax credit carryovers. Discharge under the reorganization plan of certain of the General Unsecured Claims, in particular the Senior Notes, will result in the realization of COD income, which will reduce the tax attributes of the Company by the difference between the fair market value of the consideration received by the creditors and the amount of the discharged indebtedness.

(16) RELATED PARTY TRANSACTIONS

     Pursuant to a Termination, Consulting and Release Agreement, dated as of February 12, 1997, among the Company, Vincent J. Naimoli and Anchor Industries International, Inc. ("Anchor"), his affiliated corporation, the parties agreed to terminate Mr. Naimoli's management services relationship with the Company, and cancel the prior Management and Option Agreement, as amended, under which Mr. Naimoli's services had been performed as the Company's then Chairman of the Board and Chief Executive Officer, except for certain provisions of the Management and Option Agreement relating to options, registration rights and certain indemnification.

     The Termination, Consulting and Release Agreement provides for Mr. Naimoli to receive vested benefits which had accrued prior to termination, and Mr. Naimoli agreed to act as a consultant to the Company for three years after termination. The Company charged selling, general and administrative expense for all of the fees and benefits related to the Agreement amounting to in excess of $3,000 in the second quarter of 1997.

     On June 19, 1997, the Company applied to the Court for an Order authorizing the rejection of the Agreement, and on July 16, 1997, Mr. Naimoli filed an objection to the Company's motion. The matter is currently pending in the Court.

     Subject to application "Plan of Reorganization and the Bankruptcy Code, under the Agreement, stock options that would be so available to him, would be those available if he were a participant in such Plans, and may include benefits to his selected beneficiaries. The Nonqualified Retirement Benefit Agreement provides that if Mr. Naimoli's services terminate within two years following a change in control of the Company (as defined in the Management and Option Agreement), he is to receive the benefits thereunder within 30 days of such termination in a lump sum cash payment equal to the "actuarial equivalent" of the benefits he would have received under such Agreement. Under the Management and Option Agreement, as restated as of August 16, 1995, Mr. Naimoli is given during the term of the Agreement, medical and dental insurance benefits for both his family and him on the terms and with the benefits as are from time-to-time provided to other senior executive officers, provided however, that such benefits are without cost to Mr. Naimoli and his family. Moreover, such Agreement requires the Company to purchase and maintain during Mr. Naimoli's life, a life insurance policy on his life in the face amount of $2,000, of which Mr. Naimoli's beneficiaries are entitled to receive the benefit proceeds.

     Subject to application "Plan of Reorganization and the Bankruptcy Code, in the event of voluntary termination of the Agreement by the Company, or if Anchor provides notice, during the period beginning on the 30th day following and ending on the 90th day following the occurrence of a Change in Control (as defined), that it intends to terminate the Agreement, the Company is to pay to Anchor a lump sum cash payment equal to (a) the number 3 multiplied by (b) the sum of (1) the highest annual compensation in effect under the Agreement during the one-year period preceding the occurrence of the Change in Control and
(2) the average amount earned under the Agreement's bonus provisions during the three years preceding the occurrence of the Change in Control and continue to provide Anchor and Mr. Naimoli with all of the other benefits that Anchor and Mr. Naimoli would otherwise be entitled to pursuant to the terms of the Agreement, including, without limitation, the stock options granted under the Agreement.

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

     As of September 30, 1997, Mr. Naimoli and members of his immediate family and affiliated entities beneficially owned an aggregate of $2,525 principal amount of the Company's 12% Notes due 7/15/04 and $50 principal amount of the Company's 11 1/8% Notes due August 1, 2005.

     Mr. Naimoli is a stockholder of Nice and Easy Travel & Co., Inc. ("Nice and Easy"), a travel agency, which agreed to act as exclusive travel agent and to arrange travel services in such capacity for the Company and its employees and representatives, beginning in December 1994. It had been agreed that with respect to travel services rendered to the Company by Nice and Easy, the latter rebates to the Company five percent through February 10, 1995 and three percent thereafter of annual billings to the Company for travel business. During the years ended September 30, 1997 and 1996, Nice and Easy billed the Company, $2,100 and $1,130, respectively for travel services and rebated $28 and $34 to the Company in 1997 and 1996, respectively.

     In October 1995, the Board of Directors of the Company approved the lease of a private suite at the Tropicana Field in St. Petersburg, Florida for Tampa Bay Devil Rays baseball. Mr. Naimoli is the Managing General Partner of Tampa Bay Devil Rays, Ltd. Management agreed with two other partners to share in the cost of the suite, thereby reducing the suite cost to $20 per annum. In connection with the transaction, the Board determined that the transaction was fair and on terms comparable to those which would be obtained from a third party in an arm's-length transaction.

     The Company paid in 1997 to The Blackstone Group, LP, an investment banking firm of which Mr. Hoffman, a Director of the Company, is a partner, $54 for expenses and $75 as an up-front fee for additional advice rendered in structuring alternatives to enhance shareholder value and to pay designated success fees in the event such alternatives are effected and consummated successfully. The Company also was billed $1,941 in 1995 for financial advice rendered in developing the Company's bid for Doehler-Jarvis.

     For fiscal 1998, directors who are not employees of the Company receive compensation at the rate of $25 per annum plus $1 for attendance at each meeting of the Company's Board of Directors and $1 for each meeting of the Audit Committee and Compensation Committee they attend. During 1997, 25% or more of such amounts was paid in common stock of the Company. The issuance of common stock for director's services ceased in September 1997 due to the bankruptcy. Officers are not separately compensated for serving as Directors of the Company. See Footnote 28 for Compensation of New Directors following the Company's emergence from bankruptcy.

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

     ("Alsco"), a predecessor of Harvard, was the former owner and operator of a manufacturing facility located in Gnadenhutten, Ohio. The Alsco division of Harvard was sold in August 1971 to Anaconda Inc. Subsequently, Alsco became Alsco-Anaconda, Inc., a predecessor to an entity now merged with and survived by the Atlantic Richfield Company ("ARCO"). The facility, when acquired by ARCO's predecessor, consisted of an architectural manufacturing plant, office buildings, a wastewater treatment plant, two sludge settling basins and a sludge pit. The basins and pit were used for treatment and disposal of substances generated from its manufacturing processes. The basins, pit and adjacent wooded marsh were proposed for inclusion on EPA's National Priorities List in October 1984. Those areas were formally listed by the EPA as the "Alsco-Anaconda Superfund Site" in June 1986.

     On December 28, 1989, EPA issued a unilateral administrative order pursuant to Section 106 of CERCLA, to Harvard and ARCO for implementation of the remedy at the Alsco-Anaconda Superfund Site. Litigation between Harvard and ARCO subsequently commenced in the United States District Court for the Northern District of Ohio regarding allocation of response costs. Pursuant to a Settlement Agreement dated January 16, 1995, Harvard agreed to pay ARCO $6,250 (as its share of up to $25,000 of the cleanup and environmental costs at the Alsco-Anaconda Superfund Site). In twenty equal quarterly installments with accrued interest at the rate of 9% per annum, of which nine installments were paid through May 7, 1997. In return, ARCO assumed responsibility for cleanup activities at the site and agreed to indemnify Harvard against any environmental claims below the cap. If cleanup costs should exceed $25,000, the parties will be in the same position as if the litigation was not settled. Based on information provided by ARCO, Harvard believes that ARCO has completed 100% of the cleanup of the 4.8-acre National Priorities List site and 80% of the cleanup of the property adjacent to the National Priorities List site. Total costs are expected to be in the range of $19,000. Due to the Chapter 11 Cases, payments to ARCO, pursuant to the Settlement Agreement, have been suspended. ARCO Environmental

Remediation, LLC, ARCO's successor, made a claim in the Chapter 11 Cases for all amounts that ARCO is owed under the Settlement Agreement or, in the alternative, for all amounts that ARCO has expended or may expend for cleanup of the site. The Company has agreed to assume the Settlement Agreement with the modification that the Company will pay ARCO $575 in full satisfaction of its claim. This payment was made in December, 1998.

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

     Motorola, West Company and Harman completed construction of the EPA remedy pursuant to a cost-sharing arrangement. On December 29, 1998, the Bankruptcy Court approved the Company's Assumption and Modification of the Settlement Agreement whereby the Company paid General Electric a total of $300 in settlement of its claim.

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

     On August 25, 1997, the Company was notified by the Michigan Department of Environmental Quality ("MDEQ") that it is a responsible person as defined in the Michigan Natural Resources and Environmental Protection Act. On October 15, 1998, the Bankruptcy Court issued an order expunging MDEQ's claim because it was filed after the bar date. MDEQ may bring an action for injunctive relief in the future.

     By letter dated June 4, 1996, the American Littoral Society ("ALS"), a public interest group operated through the Environmental Law Clinic of the Widener University School of Law, sent a notice letter to the

Company pursuant to the Clean Water Act threatening suit based on past and anticipated future discharges to the Schuykill River in excess of the limits established in the National Pollutant Discharge Elimination System permit ("NPDES") for the Pottstown, Pennsylvania plant. Doehler-Jarvis' Pottstown plant has been and is currently operating under an expired but still effective NPDES permit. The plant's wastewater treatment system (or use "equipment") is not capable of achieving routine compliance with certain discharge limitations, including limits for phenol, oil, grease and total dissolved solids. The Pottstown plant has been attempting to solve this problem by arranging to convey its effluent to the Pottstown Public Owned Treatment Works ("Pottstown POTW"). In March 1997, the Company entered into a consent decree with ALS whereby the Pottstown plant is required to construct a wastewater recycling system by December 31, 1997. In addition, the Company agreed to pay a civil penalty of $1,000 and $125 penalty from a parallel consent decree. The Company has met its construction schedule but the $1,125 in penalties has not been paid but is a prepetition liability.

     As of September 30, 1998, and in addition to the above matters, the Company has received information requests, or notifications from EPA, state agencies, and private parties alleging that the Company is a PRP pursuant to the provisions of CERCLA or analogous state laws; or is currently participating in the remedial investigation or closure activities at 22 other sites. In accordance with the Company's policies and based on consultation with legal counsel, the Company has provided environmental related accruals of $8,533 as of September 30, 1998. Furthermore, the Company does not expect to use a material amount of funds for capital expenditures related to currently existing environmental matters. Various environmental matters are currently being litigated, however, and potential insurance recoveries, other than those noted, are unknown at this time.

     While it is not feasible to predict the outcome of all pending environmental suits and claims, based on the most recent review by management of these matters and after consultation with legal counsel, management is of the opinion that the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

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

     The Company is also a party to various claims and routine litigation arising in the normal course of its business. Based on information currently available, management of the Company believes, after consultation with legal counsel, that the result of such claims and litigation, including the above mentioned claim, will not have a material adverse effect on the financial position or results of operations of the Company.

(18) LEASES

     Rent expense under operating leases, consisted of the following:

                                                                               1998      1997      1996
                                                                              ------    ------    ------
Rent expense...............................................................   $4,354    $5,624    $3,340

     The following is a schedule of future annual minimum rental payments, principally for machinery and equipment required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of September 30, 1998.

YEARS ENDING SEPTEMBER 30                                          AMOUNT
----------------------------------------------------------------   ------
1999............................................................   $2,275
2000............................................................      719
2001............................................................      666
2002............................................................      438
2003............................................................       53

(19) RETIREMENT PLANS

     The Company sponsors various defined benefit pension and savings (principally 401(k)) plans covering substantially all employees. Expense under these plans amounted to $10,248 in 1998 (including a curtailment loss of $7,182), $3,619 in 1997, and $4,355 in 1996. The Company annually contributes to the pension plans amounts that are actuarially determined to provide the plans with sufficient assets to meet future benefit payment requirements. The Company contributes to the savings plans amounts that are directly related to employee contributions.

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

     In addition, the Company participates in several multi-employer pension plans for the benefit of certain union members. The Company's contributions to these plans amounted to $349 in 1998, $459 in 1997, and $500 in 1996. Under the Multi-Employer Pension Plan Amendments Act of 1980, if the Company were to withdraw from these plans or if the plans were to be terminated, the Company would be liable for a portion of any unfunded plan benefits that might exist. Information with respect to the amount of this potential liability is not readily available.

     Pension expense for all of the Company's defined benefit pension plans consisted of the following:

                                                                            1998       1997       1996
                                                                           -------    -------    ------
Benefit earned..........................................................   $ 2,988    $ 2,823    $2,865
Interest on projected benefit obligations...............................     9,584      8,790     8,445
Actual return on assets.................................................   (23,265)   (17,378)   (8,315)
Net amortization and deferral...........................................    12,806      8,318       557
Curtailment losses......................................................     7,182         --        --
                                                                           -------    -------    ------
                                                                           $ 9,295    $ 2,553    $3,552
                                                                           -------    -------    ------
                                                                           -------    -------    ------

     During 1998, the Company recorded net curtailment losses of $7,182 primarily to reflect the curtailment of defined benefit plans due to the Toledo plant shutdown, which was recorded as an increase in cost of sales.

     The following summarizes at September 30, the funded status of the defined benefit plans that the Company sponsors and the related amounts recognized in the Company's consolidated balance sheets together with the assumptions utilized.

                                                                       1998                          1997
                                                            --------------------------    --------------------------
                                                              ASSETS       ACCUMULATED      ASSETS       ACCUMULATED
                                                              EXCEED        BENEFITS        EXCEED       BENEFITS
                                                            ACCUMULATED      EXCEED       ACCUMULATED     EXCEED
                                                             BENEFITS        ASSETS        BENEFITS       ASSETS
                                                            -----------    -----------    -----------    -----------
Actuarial present value of accumulated benefit
  obligations:
  Vested.................................................    $ 106,297      $  33,908      $  92,835       $15,902
  Non-vested.............................................        4,417          1,931          4,525         2,257
                                                             ---------      ---------      ---------       -------
  Accumulated benefit obligations........................      110,714         35,839         97,360        18,159
  Effects of salary progression..........................        6,158             60          3,949            86
                                                             ---------      ---------      ---------       -------
  Projected benefit obligations..........................      116,872         35,899        101,309        18,245
Plan assets..............................................      125,915         18,869        109,455        12,487
                                                             ---------      ---------      ---------       -------
Plan assets over (under) projected benefit obligations...        9,043        (17,030)         8,146        (5,758)
Minimum liability recognized.............................           --        (10,701)            --        (3,684)
Net loss not recognized..................................        9,181          8,901          7,566         3,715
Prior service cost.......................................          451          1,860            362            55
                                                             ---------      ---------      ---------       -------
Pension assets (liability) recognized....................    $  18,675      $ (16,970)     $  16,074       $(5,672)
                                                             ---------      ---------      ---------       -------
                                                             ---------      ---------      ---------       -------
Assumptions used:
  Discount rate..........................................         7.2%           7.2%           8.0%          8.0%
  Rate of return on assets...............................         9.5%           9.5%           9.5%          9.5%
  Salary progression rate................................         4.0%           5.0%           4.0%          5.0%

     The Company entered into a Settlement Agreement (the "Settlement Agreement"), dated as of July 26, 1994, with the Pension Benefit Guaranty Corporation (the "PBGC") pursuant to which the Company agreed to make contributions to certain of its underfunded pension plans. These contributions were in addition to the minimum statutory funding requirements with respect to such plans. Pursuant to the Settlement Agreement, the Company made additional contributions to its underfunded pension plans in an amount aggregating $6,000 on August 2, 1994 and $1,500 quarterly thereafter through September 30, 1997. The Settlement Agreement, among other things, includes a covenant restricting the Company's ability to redeem the PIK Preferred Stock and a covenant not to create or suffer to exist a lien upon any of its assets to secure both the 12% and 11 1/8% Senior Notes unless contemporaneously therewith effective provision is made to equally and ratably secure the Company's potential "unfunded benefit liabilities" (as defined in Section 4001(a)(18) of the Employee Retirement Income Security Act). Subsequent to September 30, 1998, the settlement agreement was terminated and the PBGC and the Company entered into a new agreement.

(20) POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     Certain of the Company's subsidiaries provide postretirement health care and life insurance benefits for all salaried and for hourly retirees of certain of its plants. The obligation, as of September 30, 1998 and 1997 was determined by utilizing a discount rate of 7.2% and 8.0%, respectively, and a graded medical trend rate projected at annual rates ranging ratably from 4.7% and 7.7% in 1998 to 3.7% by the year 2000 and remain level thereafter.

     Since the Company does not fund postretirement benefit plans, there are no plan assets. Net periodic postretirement benefit cost (benefit) at September 30 is comprised of the following:

                                                                               1998      1997      1996
                                                                              ------    ------    ------
Service cost...............................................................   $1,100    $1,593    $1,595
Interest on accumulated postretirement benefit obligation..................    5,827     6,955     7,196
Net amortization and deferral..............................................   (1,337)     (959)     (493)
Curtailment gains..........................................................   (2,792)   (8,249)       --
                                                                              ------    ------    ------
                                                                              $2,798    $ (660)   $8,298
                                                                              ------    ------    ------
                                                                              ------    ------    ------

     During 1998, the Company recorded a curtailment gain to reflect the curtailment of medical benefits at one plant of Doehler-Jarvis, which was recorded as a reduction in cost of sales. During the fourth quarter of 1997 the Company recorded curtailment gains of $8,249 to reflect the curtailment of medical benefits at one plant and for all active salaried employees of Doehler-Jarvis.

     The accumulated postretirement benefit obligation at September 30, 1998 and 1997 consisted of the following:

                                                                                      1998       1997
                                                                                     -------    -------
Retirees..........................................................................   $57,704    $44,153
Fully eligible active plan participants...........................................    17,561     17,056
Other active plan participants....................................................    17,025     17,224
                                                                                     -------    -------
Accumulated postretirement benefit obligation.....................................    92,290     78,433
Unrecognized net gain.............................................................     5,337     20,796
                                                                                     -------    -------
Accrued postretirement benefit cost...............................................    97,627     99,229
Included in accrued expenses......................................................     2,112      2,300
                                                                                     -------    -------
Non-current postretirement benefit obligations....................................   $95,515    $96,929
                                                                                     -------    -------
                                                                                     -------    -------

     The effect of a 1% annual increase in the assumed cost trend rates discussed above would increase the accumulated postretirement obligation at September 30, 1998 by approximately $11,350, and would increase the aggregate of the service and interest cost components by approximately $1,107.

     In January 1999 the Company adopted a Supplemental Employee Retirement Plan ("SERP"), the provisions of which were effective January 1, 1998. The accompanying financial statements include a charge of $10,000 during the fourth quarter related to the adoption of this plan.

(21) PAY-IN-KIND EXCHANGEABLE PREFERRED STOCK

     Under its Certificate of Incorporation, the Pay-In-Kind ("PIK") Preferred Stock on liquidation, winding up and dissolution ranks senior to Common Stock and has a liquidation preference of $25.00 per share, plus accrued and unpaid dividends, before any distribution or payment is made to the holders of Common Stock. There are 12,000,000 shares authorized and 4,609,987 shares issued and outstanding in both 1998 and 1997, respectively.

     The PIK Preferred Stock holders are entitled to cumulative dividends at the rate per annum of $3.5625 per share, payable at the Company's option in cash or in additional shares of PIK Preferred Stock at the rate of 0.1425 share of PIK Preferred Stock for each share of PIK Preferred Stock outstanding. See Note 9 for restriction on paying cash dividends.

     The Company did not pay the annual dividend on PIK Preferred Stock in 1998 and 1997 and ceased accruing such dividend effective May 8, 1997 (see Note 1). On September 30, 1996, the Company paid the annual dividend on PIK Preferred Stock by issuing 574,987 additional shares of PIK Preferred Stock. The Company recorded an increase of $14,844 in 1996 in its PIK Preferred Stock and a corresponding deduction in additional paid-in-capital to recognize such dividend and the accretion of the related difference between the fair value of such stock at August 23, 1992 and redemption value. During 1997, the Company also recorded $10,142 for unpaid dividends and related accretion.

     On November 16, 1998, the Company was required to redeem all shares of PIK Preferred Stock outstanding at the liquidation preference price which is estimated to be $151,000. If the Company fails to redeem the PIK Preferred Stock on such date, or otherwise fails to pay a dividend payment, then the number of directors constituting the Board shall be increased by two (2) and the outstanding shares of PIK Preferred Stock shall vote as a class, with each share entitled to one vote, to elect two (2) Directors to fill such newly created directorships so long as such failure continues. Due to such mandatory redemption requirements, the PIK Preferred Stock is not reflected as part of common shareholders' equity. Such stock was valued at fair value as of August 23, 1992, including the fair value of accrued dividends from October 1, 1991. Such carrying value has been increased by a periodic accretion between fair value and redemption value.

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

     The Company may, at its option, at any time, exchange for all of its issued and outstanding shares of PIK Preferred Stock, the Company's 14 1/4% Subordinated Notes due November 16, 1998, if such securities are issued by the Company for all of its issued and outstanding shares of PIK Preferred Stock. Holders thereof will be entitled to receive $25 principal amount of Notes for each share of PIK Preferred Stock held by them at the time of exchange and each share of PIK Preferred Stock accrued as a dividend on such shares of PIK Preferred Stock on the date of exchange, up to but not including the date of exchange.

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

     See Note 28 for the Subsequent impact of the Company's Emergence from Bankruptcy on Pay-In-Kind Exchangeable Preferred Stock.

(22) PREFERRED STOCK

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

     The Plan calls for holders of the Company's Common Stock to receive, in the form of a dividend, one Right for each share of Common Stock held as of the above record date. The Plan, which is intended to deter coercive takeover tactics, prevents a potential acquirer from gaining control of the Company without offering a fair price to all holders of Common Stock. The Rights were to have expired on October 31, 2004.

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

     See Note 28 for the Subsequent impact of the Company's Emergence from Bankruptcy on Preferred Stock.

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

     See Note 28 for the Subsequent impact of the Company's Emergence from Bankruptcy on Common Stock.

(24) STOCK OPTIONS

     On November 24, 1998 the Company's plan of reorganization became effective and all stock options authorized, granted or exercised were cancelled along with the Old Common Stock.

     However, for historical purposes, the following information is presented outlining the plans in existence prior to the Company's emergence from reorganization.

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

     On August 4, 1994, the Board of Directors granted to Anchor options to purchase 17,000 shares of Common Stock which became exercisable immediately at $13.75 per share and granted Anchor an aggregate of 300,000 additional stock options to purchase 300,000 shares of Common Stock at $14.00 per share, which become exercisable as follows: 100,000--8/16/95; 100,000--8/16/96; 100,000
--8/16/97. Such options are exercisable if the closing price of the Company's Common Stock equals or exceeds $20.00 per share for 15 of 30 trading days prior to August 16, 1995 for the first 100,000 options; and $30.00 and $40.00 per share for any 30 trading days subsequent to August 16, 1995 and 1996, respectively, and prior to August 16, 1996 and August 16, 1997, respectively. On August 16, 1995 such condition was met and the first 100,000 options became exercisable. No options became exercisable during 1996, 1997 and 1998. On August 16, 2002 any options outstanding will be exercisable without regard to the per share price of Common Stock if Anchor is continuing to provide services to the Company at such date.

     A summary of the Company's stock option activity is as follows:

                                 OPTION SHARES

                                                                                                     EXERCISE PRICE
                                                      KEY                                              RANGE-PER
                                                    EMPLOYEES    DIRECTORS    ANCHOR      TOTAL          SHARE
                                                    ---------    ---------    -------    -------    ----------------
Balance 9/30/95..................................    201,250       28,000     569,096    798,346    $ 6.00 to $17.25
Granted 1996.....................................     75,800        8,000          --     83,800    $11.25 to $28.00
Exercised........................................     19,450           --          --     19,450               $8.00
Cancelled........................................     71,250           --          --     71,250    $ 8.00 to $28.00
                                                     -------      -------     -------    -------
Balance 9/30/96..................................    186,350       36,000     569,096    791,446    $ 6.00 to $28.00
Granted 1997.....................................     68,500        8,000          --     76,500    $ .8125 to $8.00
Exercised........................................         --           --          --         --
Cancelled........................................     31,375           --          --     31,375    $ 8.00 to $28.00
                                                     -------      -------     -------    -------
Balance 9/30/97..................................    223,475       44,000     569,096    836,571    $ 6.00 to $28.00
Grant 1998.......................................        -0-          -0-         -0-        -0-                 -0-
Exercised........................................        -0-          -0-         -0-        -0-                 -0-
Cancelled........................................        -0-          -0-         -0-        -0-                 -0-
                                                     -------      -------     -------    -------
Balance 9/30/98..................................    223,475       44,000     569,096    836,571    $ 6.00 to $28.00
                                                     -------      -------     -------    -------
                                                     -------      -------     -------    -------

Exercisable at
  September 30:
     1996........................................     77,800       34,000     369,096    480,896    $ 6.00 to $28.00
     1997........................................    108,200       42,000     369,096    519,296    $ 6.00 to $28.00
     1998........................................    108,200       42,000     369,096    519,296    $ 6.00 to $28.00

     The Company has elected to continue to measure compensation cost for its stock option plans using the intrinsic value based method of accounting. No pro forma disclosure of net loss is presented since it is immaterial.

(25) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

          PIK Preferred Stock. The fair value was determined by quoted market price.

     The estimated fair value of the Company's financial instruments are as follows:

                                                              SEPTEMBER 30            SEPTEMBER 30
                                                          --------------------    --------------------
                                                            1998        1998        1997        1997
                                                          CARRYING      FAIR      CARRYING      FAIR
                                                           AMOUNT      VALUE       AMOUNT      VALUE
                                                          --------    --------    --------    --------
Cash and cash equivalents..............................   $ 11,624    $ 11,624    $  9,212    $  9,212
Accounts receivable....................................     57,046      57,046      76,190      76,190
Accounts payable.......................................     25,098      25,098      32,267      32,267
DIP financing (including current portion)..............     39,161      39,161      87,471      87,471
Senior notes...........................................    309,728     140,543     309,728     114,000
Long-term debt (including current portion).............        -0-         -0-      14,087      14,087
PIK preferred stock....................................    124,637         -0-     124,637       6,339

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

     The following condensed consolidating information presents:

     1. Condensed balance sheets as of September 30, 1998 and 1997 and condensed statements of operations and cash flows for the years ended September 30, 1998, 1997 and 1996.

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

     5. The Parent Company, pursuant to the terms of an interest bearing note with Guarantor Subsidiaries, has included in their allocation of expenses, interest expense of $14,377, $14,377 and $14,078 for the years ended September 30, 1998, 1997 and 1996, respectively.

     The Company believes that providing the following condensed consolidating information is of material interest to investors in the Notes and has not presented separate financial statements for each of the Guarantors, because it was deemed that such financial statements would not provide the investor with any material additional information.

                           HARVARD INDUSTRIES, INC.
                            (DEBTOR-IN-POSSESSION)
                         CONSOLIDATING BALANCE SHEET
                              SEPTEMBER 30, 1998
                          (IN THOUSANDS OF DOLLARS)

                                                           COMBINED        COMBINED
                                              PARENT       GUARANTOR      NON-GUARANTOR
                                              COMPANY     SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                             ---------    ------------    -------------    ------------    ------------
                  ASSETS
Current assets:
  Cash and cash equivalents...............   $  10,229     $    1,395       $      --      $         --     $   11,624
  Accounts receivable, net................       2,217         50,990           3,839                --         57,046
  Inventories.............................       1,720         24,177             749                --         26,646
  Prepaid expenses and other current
     assets...............................       1,982          3,702              17                --          5,701
                                             ---------     ----------       ---------      ------------     ----------
     Total current assets.................      16,148         80,264           4,605                --        101,017
Investment in subsidiaries................    (262,212)        14,653              --           247,559             --
Property, plant and equipment, net........       2,755        112,057           7,767                --        122,579
Intangible assets, net....................          --          2,833              --                --          2,833
Intercompany receivables..................     600,848        524,198          14,625        (1,139,671)            --
Other assets..............................      23,211          1,341              --                           24,552
                                             ---------     ----------       ---------      ------------     ----------
Total assets..............................   $ 380,750     $  735,346       $  26,997      $   (892,112)    $  250,981
                                             ---------     ----------       ---------      ------------     ----------
                                             ---------     ----------       ---------      ------------     ----------

   LIABILITIES AND SHAREHOLDERS' EQUITY
                (DEFICIENCY)
Current liabilities:
  Current portion of Debtor-in-Possession
    (DIP) loans...........................   $      --     $   39,161       $      --      $         --     $   39,161
  Creditors' Subordinated Term Loan ......          --         25,000              --                --         25,000
  Accounts payable........................       2,382         19,812           2,904                --         25,098
  Accrued expenses........................      12,285         81,104             (52)               --         93,337
  Income taxes payable....................       8,144            169             132                --          8,445
                                             ---------     ----------       ---------      ------------     ----------
     Total current liabilities............      22,811        165,246           2,984                --        191,041
Liabilities subject to compromise.........     385,665             --              --                --        385,665
DIP loans.................................          --             --              --                --             --
Long-term debt............................          --             --              --                --             --
Postretirement benefits other than
  pensions................................      81,949         13,566              --                --         95,515
Intercompany payables.....................     351,525        779,115           9,031        (1,139,671)            --
Other.....................................      23,393         39,631             329                           63,353
                                             ---------     ----------       ---------      ------------     ----------
     Total liabilities                         865,343        997,558          12,344        (1,139,671)       735,574
PIK Preferred                                  124,637             --              --                --        124,637
Shareholders' equity (deficiency):
  Common stock and additional paid-
     in-capital...........................      32,204         16,937              10           (16,947)        32,204
  Additional minimum pension liability....      (8,902)        (8,902)             --             8,902         (8,902)
Foreign currency translation adjustment...      (2,991)        (2,991)         (2,991)            5,982         (2,991)
Retained earnings (deficiency)............    (629,541)      (267,256)         17,634           249,622       (629,541)
                                             ---------     ----------       ---------      ------------     ----------
     Total shareholders' equity
       (deficiency).......................    (609,230)      (262,212)         14,653           247,559       (609,230)
                                             ---------     ----------       ---------      ------------     ----------
Total liabilities and shareholders' equity
  (deficiency)............................   $ 380,750     $  735,346       $  26,997      $   (892,112)    $  250,981
                                             ---------     ----------       ---------      ------------     ----------
                                             ---------     ----------       ---------      ------------     ----------

------------------
(a) Includes $309,728 senior notes payable and accrued interest which are subject to the guaranty of the combined guarantor subsidiaries.

                            HARVARD INDUSTRIES, INC.
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATING STATEMENT OF OPERATIONS
                         YEAR ENDED SEPTEMBER 30, 1998
                           (IN THOUSANDS OF DOLLARS)

                                                             COMBINED        COMBINED
                                                 PARENT      GUARANTOR      NON-GUARANTOR
                                                COMPANY     SUBSIDIARIES    SUBSIDIARIES     ELIMINATION    CONSOLIDATED
                                                --------    ------------    -------------    -----------    ------------
Sales........................................   $  8,536     $  662,209        $19,331         $     0       $  690,076
                                                --------     ----------        -------         -------       ----------
Cost of Expenses
  Cost of sales..............................     11,482        627,407         17,354               0          656,243
  Selling, general and administrative........      3,873         62,573            100               0           66,546
  Amortization of goodwill...................          0          1,584              0               0            1,584
  Impairment of long-lived assets &
     restructuring costs.....................      5,000          5,842              0               0           10,842
  Interest expense...........................        164         14,083            (16)              0           14,231
  Gain on sale of operations.................     (1,217)       (27,456)             0               0          (28,673)
  Other expense, net.........................     18,950        (14,970)             0               0            3,980
  Equity in (income) loss of subsidiaries....     39,465           (120)             0         (39,345)               0
  Allocated expenses.........................    (14,377)        13,144          1,233               0                0
                                                --------     ----------        -------         -------       ----------
     Total costs and expenses................     63,340        682,087         18,671         (39,345)         724,753
                                                --------     ----------        -------         -------       ----------
Income (loss) before income taxes and
  reorganization items.......................    (54,804)       (19,878)           660          39,345          (34,677)
Reorganization items.........................      1,000         13,920              0               0           14,920
                                                --------     ----------        -------         -------       ----------
Income (loss) before income taxes............    (55,804)       (33,798)           660          39,345          (49,597)
                                                --------     ----------        -------         -------       ----------
Provision for income taxes...................          0          5,667            540               0            6,207
                                                --------     ----------        -------         -------       ----------
  Net loss...................................   $(55,804)    $  (39,465)       $   120         $39,345       $  (55,804)
                                                --------     ----------        -------         -------       ----------
                                                --------     ----------        -------         -------       ----------

                           HARVARD INDUSTRIES, INC.
                            (DEBTOR-IN-POSSESSION)
                    CONSOLIDATING STATEMENT OF CASH FLOWS
                        YEAR ENDED SEPTEMBER 30, 1998
                          (IN THOUSANDS OF DOLLARS)

                                                              COMBINED        COMBINED
                                                  PARENT     GUARANTOR       NON-GUARANTOR
                                                 COMPANY     SUBSIDIARIES    SUBSIDIARIES     ELIMINATION    CONSOLIDATED
                                                 --------    ------------    -------------    -----------    ------------
Cash flows related to operating activities:
  Loss from continuing operations before
    reorganization items......................   $(40,884)     $(39,465)        $   120        $  39,345       $(40,884)
  Add back (deduct) items not affecting cash
    and cash equivalents:
    Equity in (income) loss of subsidiaries...    39,465           (120)             --          (39,345)            --
    Depreciation and amortization.............       391         26,122           1,391               --         27,904
    Impairment of long-lived assets and
      restructuring charges...................     5,000          5,842              --               --         10,842
    Gain on sale of operations................    (1,208)       (27,465)             --               --        (28,673)
    Loss on disposition of property, plant and
      equipment and property held for sale....        --          1,030              --               --          1,030
    Curtailment (gains)/losses................     4,390             --              --               --          4,390
  Changes in operating assets and liabilities
    of continuing operations before
    reorganization items:
    Accounts receivable.......................       578         11,894          (1,799)              --         10,673
    Inventories...............................       (12)        21,542             332               --         21,862
    Other current assets......................      (284)         1,761             (17)              --          1,460
    Accounts payable..........................     2,154         (9,891)          1,079               --         (6,658)
    Accrued expenses and income tax payable...   (10,482)        29,289            (240)              --         18,567
    Postretirement benefits...................     1,386             --              --               --          1,386
    Other noncurrent..........................    (6,399)        17,718            (636)              --         10,683
                                                 --------      --------         -------        ---------       --------
Net cash provided by (used in) continuing
  operations before reorganization items......    (5,905)        38,257             230               --         32,582
Net cash used in reorganization items.........    (9,056)            --              --               --         (9,056)
                                                 --------      --------         -------        ---------       --------
Net cash provided by (used in) continuing
  operations..................................   (14,961)        38,303             184               --         23,526
Cash flows related to investing activities:
  Acquisitions of property, plant and
    equipment.................................       (15)       (24,448)           (424)              --        (24,887)
  Cash flows related to discontinued
    operations................................       557             --              --               --            557
  Proceeds from sales of operations...........     4,084         23,738              --               --         27,822
  Proceeds from dispositions of property,
    plant, equipment..........................        --             72              --               --             72
                                                 --------      --------         -------        ---------       --------
  Net cash provided by (used in) investing
    activities................................     4,626           (638)           (424)              --          3,564
Cash flows related to financing activities:
  Net borrowings (and repayments) under DIP
    financing agreement.......................        --        (45,810)             --               --        (45,810)
  Net borrowings under Unsecured Creditors
    Term Loan.................................        --         25,000              --               --         25,000
  Repayments of long-term debt................        --            (88)             --               --            (88)
  Deferred financing costs....................        --         (3,725)             --               --         (3,725)
  Payment of EPA settlements..................        --            (55)             --               --            (55)
  Net changes in intercompany balances........    17,240        (16,922)           (318)              --             --
                                                 --------      --------         -------        ---------       --------
Net cash (used in) provided by financing
  activities..................................    17,240        (41,600)           (318)              --        (24,678)
Net increase (decrease) in cash and cash
  equivalents.................................     6,905         (3,935)           (512)              --         (2,412)
Cash and cash equivalents beginning of
  period......................................   $ 3,324       $  5,376         $   512        $      --       $  9,212
                                                 --------      --------         -------        ---------       --------
Cash and cash equivalents end of period.......   $10,229       $  1,441         $     0        $      --       $ 11,624
                                                 --------      --------         -------        ---------       --------
                                                 --------      --------         -------        ---------       --------

                            HARVARD INDUSTRIES, INC.
                             (DEBTOR-IN-POSSESSION)
                          CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 1997
                           (IN THOUSANDS OF DOLLARS)

                                                            COMBINED        COMBINED
                                               PARENT       GUARANTOR      NON-GUARANTOR
                                               COMPANY     SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                              ---------    ------------    -------------    ------------    ------------
                  ASSETS
Current assets:
  Cash and cash equivalents................   $   3,324     $    5,376        $   512        $       --      $    9,212
  Accounts receivable, net.................       2,795         71,355          2,040                --          76,190
  Inventories..............................       2,475         50,662          1,081                --          54,218
  Prepaid expenses and other current
     assets................................       1,698          5,904             --                --           7,602
                                              ---------     ----------        -------        ----------      ----------
     Total current assets..................      10,292        133,297          3,633                --         147,222
Investment in Subsidiaries.................     (48,751)        12,138             --            36,613              --
Property, plant and equipment, net.........       3,878        119,164          9,224                --         132,266
Intangible assets, net.....................          --          4,417             --                --           4,417
Intercompany receivables...................     240,542        276,424          9,483          (526,449)             --
Other assets...............................      20,164          3,425                               --          23,589
                                              ---------     ----------        -------        ----------      ----------
                                              $ 226,125     $  548,865        $22,340        $ (489,836)     $  307,494
                                              ---------     ----------        -------        ----------      ----------
                                              ---------     ----------        -------        ----------      ----------

   LIABILITIES AND SHAREHOLDERS' EQUITY
                (DEFICIENCY)
Current liabilities:
  Current portion of DIP loans.............   $     867     $   35,569        $    --        $       --      $   36,436
  Current portion of long-term debt........          --          1,748             --                --           1,748
  Accounts payable.........................         228         30,214          1,825                --          32,267
  Accrued expenses.........................      16,088         55,959            188                --          72,235
  Income taxes payable.....................      (1,751)         1,246          2,945                --           2,440
                                              ---------     ----------        -------        ----------      ----------
     Total current liabilities.............      15,432        124,736          4,958                --         145,126
Liabilities subject to compromise(a).......     317,508         79,742             69                --         397,319
DIP loans..................................         705         50,330                                           51,035
Long-term debt.............................                     12,339             --                            12,339
Postretirement benefits other than
  pensions.................................          --         96,929             --                --          96,929
Intercompany payables......................     311,955        210,284          4,210          (526,449)             --
Other......................................       3,016         23,256            965                --          27,237
                                              ---------     ----------        -------        ----------      ----------
     Total liabilities.....................     648,616        597,616         10,202          (526,449)        729,985
                                              ---------     ----------        -------        ----------      ----------
PIK Preferred..............................     124,637             --             --                --         124,637
                                              ---------     ----------        -------        ----------      ----------
Shareholders' equity (deficiency):
  Common stock and additional paid-in-
     capital...............................      32,204         73,054             10           (73,064)         32,204
  Additional minimum pension liability.....      (3,665)        (3,659)            --             3,659          (3,665)
  Foreign currency translation
     adjustment............................      (1,930)        (1,930)        (1,930)            3,860          (1,930)
  Retained earnings (deficiency)...........    (573,737)      (116,216)        14,058           102,158        (573,737)
                                              ---------     ----------        -------        ----------      ----------
     Total shareholders' equity
       (deficiency)........................    (547,128)       (48,751)        12,138            36,613        (547,128)
                                              ---------     ----------        -------        ----------      ----------
                                              $ 226,125     $  548,865        $22,340        $ (489,836)     $  307,494
                                              ---------     ----------        -------        ----------      ----------
                                              ---------     ----------        -------        ----------      ----------

------------------
(a) Includes $309,728 senior notes payable and accrued interest which are subject to the guaranty of the combined guarantor subsidiaries.

                            HARVARD INDUSTRIES, INC.
                             (DEBTOR-IN-POSSESSION)
                    CONSOLIDATING STATEMENT OF OPERATIONS
                         YEAR ENDED SEPTEMBER 30, 1997
                           (IN THOUSANDS OF DOLLARS)

                                                             COMBINED        COMBINED
                                                PARENT       GUARANTOR      NON-GUARANTOR
                                                COMPANY     SUBSIDIARIES    SUBSIDIARIES     ELIMINATION    CONSOLIDATED
                                               ---------    ------------    -------------    -----------    ------------
Sales.......................................   $  19,733     $  763,459        $27,577        $      --      $  810,769
                                               ---------     ----------        -------        ---------      ----------
Costs and expenses:
  Cost of sales.............................      20,380        751,489         25,905               --         797,774
  Selling, general and administrative.......      13,921         31,901             --               --          45,822
  Interest expense..........................      24,093         12,378            188               --          36,659
  Amortization of goodwill..................          --          8,448             --               --           8,448
  Other (income) expense, net...............         853          4,656             21               --           5,530
  Impairment of long-lived assets and
     restructuring costs....................       1,000        287,545                              --         288,545
  Equity in (income) loss of subsidiaries...     354,293            337             --         (354,630)             --
  Allocated expenses........................     (21,600)        20,160          1,440               --              --
                                               ---------     ----------        -------        ---------      ----------
     Total costs and expenses...............     392,940      1,116,914         27,554         (354,630)      1,182,778

Income (loss) before income taxes and
  reorganization items......................    (373,207)      (353,455)            23          354,630        (372,009)
Reorganization items........................      16,222             (6)            --               --          16,216
                                               ---------     ----------        -------        ---------      ----------
Income (loss) before income taxes...........    (389,429)      (353,449)            23          354,630        (388,225)
                                               ---------     ----------        -------        ---------      ----------
Provision for income taxes..................          --            844            360               --           1,204
                                               ---------     ----------        -------        ---------      ----------
  Net loss..................................   $(389,429)    $ (354,293)       $  (337)       $ 354,630      $ (389,429)
                                               ---------     ----------        -------        ---------      ----------
                                               ---------     ----------        -------        ---------      ----------

                            HARVARD INDUSTRIES, INC.
                             (DEBTOR-IN-POSSESSION)
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                         YEAR ENDED SEPTEMBER 30, 1997
                           (IN THOUSANDS OF DOLLARS)

                                                                   COMBINED       COMBINED
                                                      PARENT       GUARANTOR     NON-GUARANTOR
                                                      COMPANY     SUBSIDIARIES   SUBSIDIARIES    ELIMINATION   CONSOLIDATED
                                                     ---------    ------------   -------------   -----------   ------------
Cash flows related to operating activities:
  Loss from continuing operations before
    reorganization items............................ $(373,207)    $ (354,299)      $  (337)      $ 354,630     $ (373,213)
  Add back (deduct) items not affecting cash and
    cash equivalents:
    Equity in (income) loss of subsidiaries.........   354,293            337            --        (354,630)            --
    Depreciation and amortization...................     2,595         56,144         1,447              --         60,186
    Impairment of long-lived assets and
       restructuring costs..........................     1,000        287,545            --              --        288,545
    Loss on disposition of property, plant and
       equipment and property held for sale.........        48          1,883            --              --          1,931
    Postretirement benefits.........................        --         (4,138)           --              --         (4,138)
    Write-off of deferred debt expense..............     1,792             --                                        1,792
    Senior notes interest accrued prior to
       chapter 11, not paid.........................     9,728             --                                        9,728
Changes in operating assets and liabilities :
  Accounts receivable...............................     3,130         16,176         3,492              --         22,798
  Inventories.......................................     2,581        (11,258)        1,452              --         (7,225)
  Other current assets..............................    (1,326)        (4,639)           --              --         (5,965)
  Accounts payable..................................    (3,483)       (51,761)       (1,562)             --        (56,806)
  Accounts payable prepetition......................     1,618         79,742            69                         81,429
  Accrued expenses and income taxes payable.........    (6,229)        (2,457)       (1,568)             --        (10,254)
  Other noncurrent..................................     2,059          2,999            43              --          5,101
                                                     ---------     ----------       -------       ---------     ----------
Net cash provided by (used in) continuing operations
  before reorganization items.......................    (5,401)        16,274         3,036              --         13,909
                                                     ---------     ----------       -------       ---------     ----------
Net cash used by reorganization items...............    (2,870)             6            --              --         (2,864)
                                                     ---------     ----------       -------       ---------     ----------
Net cash provided by (used in) continuing
  operations........................................    (8,271)        16,280         3,036              --         11,045
                                                     ---------     ----------       -------       ---------     ----------
Cash flows related to investing activities:
  Acquisition of property, plant and equipment......      (147)       (35,116)       (1,309)             --        (36,572)
  Cash flows related to net assets of discountinued
    operations......................................       713             --            --              --            713
  Proceeds from disposition of property, plant and
    equipment.......................................        --          1,703            --              --          1,703
                                                     ---------     ----------       -------       ---------     ----------
Net cash used in investing activities...............       566        (33,413)       (1,309)             --        (34,156)
                                                     ---------     ----------       -------       ---------     ----------
Cash flows related to financing activities:
  Deferred DIP financing costs......................    (2,200)            --            --              --         (2,200)
  Net payments under financing / credit agreement...      (445)       (38,389)           --              --        (38,834)
  Net borrowings under DIP financing agreement......     1,572         85,899                                       87,471
  Proceeds from sale of stock / exercise of stock
    options.........................................        31             --            --              --             31
  Repayments of long-term debt......................        --         (7,682)           --              --         (7,682)
  Pension fund payment pursuant to PBGC settlement
    agreement.......................................    (6,000)            --            --              --         (6,000)
  Payment of EPA settlements........................    (1,053)          (517)           --              --         (1,570)
  Net changes in intercompany balances..............    20,779        (21,169)          390              --             --
                                                     ---------     ----------       -------       ---------     ----------
Net cash provided by financing activities...........    12,684         18,142           390              --         31,216
                                                     ---------     ----------       -------       ---------     ----------
Net increase (decrease) in cash and cash
  equivalents.......................................     4,979          1,009         2,117              --          8,105
Cash and cash equivalents :
  Beginning of period...............................    (1,655)         4,367        (1,605)             --          1,107
                                                     ---------     ----------       -------       ---------     ----------
  End of period..................................... $   3,324     $    5,376       $   512       $      --     $    9,212
                                                     ---------     ----------       -------       ---------     ----------

                            HARVARD INDUSTRIES, INC.
                    CONSOLIDATING STATEMENT OF OPERATIONS
                         YEAR ENDED SEPTEMBER 30, 1996
                           (IN THOUSANDS OF DOLLARS)

                                                             COMBINED        COMBINED
                                                 PARENT     GUARANTOR       NON-GUARANTOR
                                                COMPANY     SUBSIDIARIES    SUBSIDIARIES     ELIMINATION    CONSOLIDATED
                                                --------    ------------    -------------    -----------    ------------
Sales........................................   $ 33,360      $765,455         $26,022         $    --        $824,837
                                                --------      --------         -------         -------        --------
Costs and expenses:
  Cost of sales..............................     20,073       733,510          22,558              --         776,141
  Selling, general and administrative........     10,668        32,186               4              --          42,858
  Interest expense...........................     41,478         5,526              --              --          47,004
  Amortization of goodwill...................         --        15,312              --              --          15,312
  Other (income) expense, net................      1,536         1,347          (1,345)             --           1,538
  Equity in (income) loss of subsidiaries....     41,137        (2,278)             --         (38,859)             --
  Allocated expenses.........................    (21,078)       19,857           1,221              --              --
                                                --------      --------         -------         -------        --------
     Total costs and expenses................     93,814       805,460          22,438         (38,859)        882,853

Income (loss) before provision for income
  taxes......................................    (60,454)      (40,005)          3,584          38,859         (58,016)
Provision for income taxes...................        758         1,132           1,306              --           3,196
                                                --------      --------         -------         -------        --------
Income (loss) from continuing operations.....    (61,212)      (41,137)          2,278          38,859         (61,212)
                                                --------      --------         -------         -------        --------
Loss from discontinued operations............     (7,500)           --              --              --          (7,500)
                                                --------      --------         -------         -------        --------
Net income (loss)............................   $(68,712)     $(41,137)        $ 2,278         $38,859        $(68,712)
                                                --------      --------         -------         -------        --------
                                                --------      --------         -------         -------        --------

                            HARVARD INDUSTRIES, INC.
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                         YEAR ENDED SEPTEMBER 30, 1996
                           (IN THOUSANDS OF DOLLARS)

                                                              COMBINED        COMBINED
                                                  PARENT     GUARANTOR       NON-GUARANTOR
                                                 COMPANY     SUBSIDIARIES    SUBSIDIARIES     ELIMINATION    CONSOLIDATED
                                                 --------    ------------    -------------    -----------    ------------
Cash flows related to operating activities:
  Income (loss) from continuing operations...... $(61,212)     $(41,137)        $ 2,278         $38,859        $(61,212)
  Add back (deduct) items not affecting cash and
     cash equivalents:
     Equity in (income) loss of subsidiaries....   41,137        (2,278)             --         (38,859)             --
     Depreciation and amortization..............    6,204        58,446           1,008              --          65,658
     Loss on disposition of property, plant and
       equipment and property held for sale.....       --         2,053              --              --           2,053
     Postretirement benefits....................       --         5,822              --              --           5,822
  Changes in operating assets and liabilities:
     Accounts receivable........................      213         1,465           1,455              --           3,133
     Inventories................................      248         8,245          (1,381)             --           7,112
     Other current assets.......................      (31)         (192)              1              --            (222)
     Accounts payable...........................      438         9,886            (953)             --           9,371
     Accrued expenses and income taxes
       payable..................................   (6,103)      (25,714)          1,362              11         (30,444)
     Other noncurrent...........................   (5,802)        4,079          (2,857)            176          (4,404)
                                                 --------      --------         -------         -------        --------
       Net cash provided by (used in)
          operations............................  (24,908)       20,675             913             187          (3,133)
Cash flows related to investing activities:
  Acquisition of property, plant and
     equipment..................................     (291)      (35,474)         (4,813)             --         (40,578)
  Cash flows related to discontinued
     operations.................................   (3,332)           --              --              --          (3,332)
  Proceeds from disposition of property, plant
     and equipment..............................       --           909              --              --             909
                                                 --------      --------         -------         -------        --------
Net cash provided by (used in) investing
  activities....................................   (3,623)      (34,565)         (4,813)             --         (43,001)
                                                 --------      --------         -------         -------        --------
Cash flows related to financing activities:
  Proceeds from exercise of stock options.......      190            --              --              --             190
  Net borrowings under credit agreement.........      445        38,389              --              --          38,834
  Repayments of long-term debt..................      (31)       (3,001)             --              --          (3,032)
  Pension fund payments pursuant to PBGC
     settlement agreement.......................   (6,000)           --              --              --          (6,000)
  Payment of EPA settlements....................   (2,090)         (586)             --              --          (2,676)
  Intercompany dividends........................       --         5,683          (5,683)             --              --
  Net changes in intercompany balances..........   15,717       (20,048)          4,487            (156)             --
                                                 --------      --------         -------         -------        --------
Net cash provided by (used in) financing
  activities....................................    8,231        20,437          (1,196)           (156)         27,316
                                                 --------      --------         -------         -------        --------
Net increase (decrease) in cash and cash
  equivalents...................................  (20,300)        6,547          (5,096)             31         (18,818)
Cash and cash equivalents :
  Beginning of period...........................   18,645        (2,180)          3,491             (31)         19,925
                                                 --------      --------         -------         -------        --------
  End of period................................. $ (1,655)     $  4,367         $(1,605)        $    --        $  1,107
                                                 --------      --------         -------         -------        --------
                                                 --------      --------         -------         -------        --------

(27) QUARTERLY FINANCIAL DATA (UNAUDITED)

              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

FISCAL 1998
QUARTERS ENDED                                                DEC. 31       MAR. 31      JUNE 30      SEPT. 30
-----------------------------------------------------------   --------     ---------     --------     ---------
Sales......................................................   $197,052     $ 206,339     $169,234     $ 117,451
Gross profit...............................................      5,330        12,248       12,873         3,382
Net loss...................................................   $ (5,519)    $  (3,081)    $ (7,313)    $ (39,891)(e)
                                                              --------     ---------     --------     ---------
                                                              --------     ---------     --------     ---------
Earnings per share of Common Stock (Basic and Diluted)(a)
  Net Loss per share.......................................   $  (0.79)    $    (.44)    $  (1.04)    $   (5.68)
                                                              --------     ---------     --------     ---------
                                                              --------     ---------     --------     ---------


FISCAL 1997
QUARTERS ENDED                                                DEC. 31       MAR. 31      JUNE 30      SEPT. 30
-----------------------------------------------------------   --------     ---------     --------     ---------
Sales......................................................   $187,261     $ 209,226     $217,914     $ 196,368
Gross profit (loss)........................................     (3,201)         (746)       6,305        10,637
                                                              --------     ---------     --------     ---------
  Net loss.................................................   $(30,168)    $(168,154)    $(28,291)    $(162,816)(b)
                                                              --------     ---------     --------     ---------
                                                              --------     ---------     --------     ---------
Earnings per share of Common Stock (Basic and Diluted)(a)
  Net Loss per share.......................................   $  (4.90)    $  (24.57)(c) $  (4.27)    $  (23.17)(d)
                                                              --------     ---------     --------     ---------
                                                              --------     ---------     --------     ---------

------------------
(a) Year-to-date earnings per share do not equal the sum of the quarterly earnings per share.

(b) Includes curtailment gain.

(c) Includes an impairment charge of $134,987. See Note 13.

(d) Includes an impairment and restructuring charge of $153,558. See Note 13.

(e) Includes charges of $10,000 for deferred compensation arrangement and $13,500 for emergence related costs. Results of operations were also negatively impacted by the General Motors strike which occurred from June 7, 1998 to July 31, 1998.

(28) SUBSEQUENT EVENTS (UNAUDITED)

  (In Whole Dollars)

  Emergence from Bankruptcy

     On November 24, 1998 the Company emerged from Chapter 11 Reorganization under the United States Bankruptcy Code.

     Under the terms of the Plan of Reorganization, holders of Harvard's Pay-In-Kind Exchangeable Preferred Stock ("PIK Preferred Stock") and holders of Harvard's existing common stock (the "Old Common Stock") will each receive warrants ("Warrants") to acquire, in the aggregate, approximately 5% of the New Common Stock, with holders of PIK Preferred Stock each receiving their pro rata share of 66.67% of the Warrants and holders of the Old Common Stock each receiving their pro rata share of 33.33% of the Warrants. On the Effective Date, the Old Common Stock and PIK Preferred Stock were canceled in their entirety.

     In connection with its emergence from Chapter 11 bankruptcy proceedings, the Company implemented "Fresh Start Reporting," as of November 29, 1998 (its normal interim closing date), as set forth in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7), issued by the American Institute of Certified Public Accountants. "Fresh Start Reporting" was required because there was more than a 50% change in the ownership of the Company. Accordingly, all assets and liabilities were restated to reflect their respective fair values. Consolidated financial statement amounts of post-confirmation periods will be segregated by a black line in order to signify that such consolidated statements of operations, stockholders' equity (deficiency) and cash flows are those of a new reporting entity and have been prepared on a basis not comparable to the pre-confirmation periods. The Company, in accordance with SOP 90-7, has followed the accounting and reporting guidelines for companies operating as debtor-in-possession since its filing for bankruptcy protection on May 8, 1997 and until its emergence from bankruptcy protection as described above.

     The reorganization value of the Company was determined by management, with the assistance from its independent financial professionals. The methodology employed involved estimation of enterprise value (i.e., the market value of the Company's debt and stockholders' equity), taking into account a discounted cash flow analysis and an analysis of comparable, publicly traded U.S. manufacturing companies. The discounted cash flow analysis was based on five-year cash flow projections prepared by management and average discount rates of 5.34 percent. The reorganization value of the Company was determined to be $275,000 as of November 24, 1998.

  Refinancings:

     Upon emergence from bankruptcy, as arranged by Lehman, the Company issued $25 million of 14 1/2% Senior Secured Notes due September 1, 2003 and entered into a $115 million senior secured credit facility with a group of lenders, as arranged by Lehman, and including General Electric Capital Corporation as Administrative Agent. The Senior Credit Facility provides for up to $50 million in term loan borrowings and up to $65 million of revolving credit borrowings.

     The combined proceeds from the issuance of the Notes and initial borrowings under the Senior Credit Facility were used to:

     o refinance the senior and junior debtor-in-possession credit facilities that provided financing to the Company while it was in bankruptcy proceedings (together, the "DIP Credit Facilities");

     o pay administrative expenses due under the Plan of Reorganization and pay related fees and expenses;

     o provide cash for working capital purposes; and

     o provide funds for general corporate purposes.

     The $65 million revolving credit portion of the Senior Credit Facility will be used to finance working capital and other general corporate purposes

  New Director Compensation

     Pursuant to the Plan of Reorganization new directors were appointed on November 24, 1998. The compensation of new directors will be as follows:

  Cash Compensation:

     Non-employee directors will receive $10,000 per year. They will also receive, $500 for attendance at each committee meeting $500 for services as the Chairman of any committee of the Board of Directors, $1,250 for attendance at each meeting of the Board of Directors, and $750 for attendance at each committee meeting which does not occur in conjunction with a Board meeting.

  Grant of Stock:

     An annual stock grant will be made of a number of shares of common stock of Reorganized Harvard (the "New Common Stock") equal to $15,000 divided by the closing price per share of New Common Stock on the date of the grant.

  Grant of Options:

     Each non-employee director will receive Retroactive to the Effective Date a grant of options to purchase a yet to be determined number of shares of New Common Stock at an exercise price based on the closing price per share of the New Common Stock as of the Effective Date.

     With respect to the options granted to each non-employee director on the Effective Date, options to purchase 4,000 shares of New Common Stock will vest on the Effective Date and with respect to the balance of the options so granted, options to purchase 4,000 shares of New Common Stock will vest on each of the first, second, third and fourth anniversaries of the Effective Date.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HARVARD INDUSTRIES, INC.
Date: January 13, 1999
                                By: /s/ ROGER G. POLLAZZI
                                   Roger G. Pollazzi
                                   Chairman of the Board,
                                   Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: January 13, 1999          By: /s/ THEODORE W. VOGTMAN
                                   Theodore W. Vogtman
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)

Date: January 13, 1999          By: /s/ KEVIN L. B. PRICE
                                   Kevin L. B. Price
                                   Vice President, Controller and
                                   Treasurer
                                   (Principal Accounting Officer)

Date: January 13, 1999          By: /s/ JON R. BAUER
                                   Jon R. Bauer
                                   Director

Date: January 13, 1999          By: /s/ THOMAS R. COCHILL
                                   Thomas R. Cochill
                                   Director

Date: January 13, 1999          By: /s/ RAYMOND GARFIELD, JR.
                                   Raymond Garfield, Jr.
                                   Director

Date: January 13, 1999          By: /s/ DONALD P. HILTY
                                   Donald P. Hilty
                                   Director

Date: January 13, 1999          By: /s/ GEORGE A. POOLE, JR.
                                   George A. Poole, Jr.
                                   Director

Date: January 13, 1999          By: /s/ JAMES P. SHANAHAN, JR.
                                   James P. Shanahan, Jr.
                                   Director

Date: January 13, 1999          By: /s/ RICHARD W. VIESER
                                   Richard W. Vieser
                                   Director

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER     DESCRIPTION
----------   ------------------------------------------------------------------------------------------------------
    2.1      Plan of Reorganization and related Disclosure Statement, filed with the U.S. Bankruptcy Court for the
             District of Delaware on July 10, 1998 (incorporated by reference to Exhibits 99.1 and 99.2 to the
             Company's Form 8-K filed with the Commission on July 24, 1998 (Commission File No. 001-01044)).
    2.2      First Amended and Modified Consolidated Plan of Reorganization dated August 19, 1998, filed with the
             U.S. Bankruptcy Court for the District of Delaware on August 25, 1998 (incorporated by reference to
             Exhibit 2.1 to the Company's Form 8-K filed with the Commission on October 30, 1998 (Commission File
             No. 001-01044)).
    3.1(a)   Certificate of Incorporation of the Company.
    3.1(b)   Certificate of Merger of the Company.
    3.2      By-laws of the Company.
    4.1      Form of Common Stock Certificate of the Company.
    4.2      Indenture (including the Form of 14 1/2% Senior Secured Note due September 1, 2003), dated as of
             November 24, 1998 between the Company, the Subsidiary Guarantors and Norwest Minnesota Bank, National
             Association, as Trustee.
   10.1      Settlement Agreement dated as of October 15, 1998, by and among the Company, certain of its subsidiaries and the PBGC.
   10.2      Registration Rights Agreement, dated as of November 24, 1998, between the Company and the signatories listed therein.
   10.3      Registration Rights Agreement, dated as of November 23, 1998, between the Company and Lehman Brothers
             Inc., as Initital Purchaser.
   10.4      Credit Agreement, dated as of November 24, 1998, between the Company, its subsidiaries, General
             Electric Capital Corporation, as Administrative Agent and the lenders party thereto.
   10.5      Loan Collateral Agreement, dated as of November 24, 1998, by the Company and its subsidiaries in favor of General Electric Capital Corporation, as Administrative Agent.
   10.6      Collateral Agreement, dated as of November 24, 1998, by the Company and its subsidiaries in favor of
             Norwest Bank Minnesota, National Association, as Collateral Agent.
   10.7      Warrant Agreement, dated as of November 24, 1998, between the Company and State Street Bank and Trust
             Company, as Warrant Agent.
   10.8      Harvard Industries, Inc. Nonqualified ERISA Excess Benefit Plan (incorporated by reference to
             Exhibit 10.20 to the Company's Registration Statement on Form S-1 (File No. 33-96376)).
   10.9      Harvard Industries, Inc. Nonqualified Additional Credited Service Plan (incorporated by reference to
             Exhibit 10.21 to the Company's Registration Statement on Form S-1 (File No. 33-96376)).
   10.10     Harvard Industries, Inc. 1998 Stock Incentive Plan
   16        Letter re change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Company's
             Current Report on Form 8-K/A filed with the Commission October 7, 1998 (Commission File No.
             001-01044)).
   21        List of subsidiaries of the Company.
   23.1      Consent of Arthur Andersen LLP.
   23.2      Consent of PriceWaterhouseCoopers
   24        Powers of Attorney (contained in the signature pages hereto).