Form 10-Q
period 1999-01-03
HARVARD INDUSTRIES INC
filed 1999-02-22
CIK 46012

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY   , 1999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JANUARY 3, 1999
                                       OR
             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO
                          COMMISSION FILE NO. 0-21362

                            ------------------------

                            HARVARD INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                       21-0715310
     (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

               3 WERNER WAY                                       08833
           LEBANON, NEW JERSEY                                  (ZIP CODE)
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (908) 437-4100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /x/ No / /

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, as of February 16, 1999, was 8,240,295.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            HARVARD INDUSTRIES, INC.
                                     INDEX

                                                                                                             PAGE
                                                                                                             -----
PART I. FINANCIAL INFORMATION:
Item 1. Financial Statements:
Consolidated Balance Sheets
  January 3, 1999 (Unaudited) Post-Confirmation
  And September 30, 1998 (Audited) Pre-Confirmation.......................................................       3
Consolidated Statements of Operations (Unaudited)
  One Month-Ended January 3, 1999 (Post-Confirmation),
  Three Months Ended December 31, 1997
  And Two Months Ended November 29, 1998 (Pre-Confirmation)...............................................       4
Consolidated Statements of Cash Flows (Unaudited)
  One Month Ended January 3, 1999 (Post-Confirmation),
  Three Months Ended December 31, 1997
  And Two Months Ended November 29, 1998 (Pre-Confirmation)...............................................       5
Notes to Consolidated Financial Statements--(Unaudited)...................................................    6-19
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.............   20-23

PART II. OTHER INFORMATION:
Item 5. Other Information.................................................................................      24
Item 6. Exhibits and Reports on Form 8-K..................................................................      25
SIGNATURES................................................................................................      26

                            HARVARD INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                JANUARY 3, 1999 (UNAUDITED) (POST-CONFIRMATION)
                   AND SEPTEMBER 30, 1998 (PRE-CONFIRMATION)
                           (IN THOUSANDS OF DOLLARS)


                                                                                PRE-CONFIRMATION    POST-CONFIRMATION
                                                                                ----------------    -----------------
                                                                                                      JANUARY 3,
                                                                                SEPTEMBER 30,           1999
                                                                                    1998             (UNAUDITED)
                                                                                ----------------    -----------------
                                   ASSETS
Current assets:
  Cash and cash equivalents..................................................       $ 11,624            $   7,319
  Accounts receivable, net...................................................         57,046               48,030
  Inventories................................................................         26,646               32,269
  Prepaid expenses and other current assets..................................          5,701                6,837
                                                                                    --------            ---------
       Total current assets..................................................        101,017               94,455
Property, plant and equipment, net...........................................        122,579              123,561
Intangible assets, net.......................................................          2,833              309,669
Other assets, net............................................................         24,552                5,535
                                                                                    --------            ---------
       Total assets..........................................................       $250,981            $ 533,220
                                                                                    --------            ---------
                                                                                    --------            ---------
              LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY
Current liabilities:
  Current portion of Debtor-in-Possession (DIP) loans........................       $ 39,161            $      --
  Creditors subordinated term loan...........................................         25,000                   --
  Short-term borrowings......................................................                               6,666
  Current portion of long-term debt..........................................             --                1,000
  Accounts payable...........................................................         25,098               40,654
  Accrued expenses...........................................................         93,337               61,364
  Income taxes payable.......................................................          8,445                7,602
                                                                                    --------            ---------
       Total current liabilities.............................................        191,041              117,286
Liabilities subject to compromise............................................        385,665                   --
Long-term debt...............................................................             --               73,750
Postretirement benefits other than pensions..................................         95,515               95,466
Other........................................................................         63,353               77,566
                                                                                    --------            ---------
       Total liabilities.....................................................        735,574              364,068
Commitments and Contingencies................................................             --                   --
14 1/4% Pay-In-Kind Exchangeable Preferred Stock, (includes
  $10,142 of undeclared accrued dividends)...................................        124,637                   --
Shareholders' (deficiency) equity:
  Common stock $.01 par value; 15,000,000 shares authorized 7,026,437 shares issued and outstanding; at September 30, 1998 and 50,000,000 shares authorized; 8,240,295 shares issued and outstanding; at January 3,
     1999....................................................................             70                   82
  Additional paid-in capital.................................................         32,134              174,918
  Additional minimum pension liability.......................................         (8,902)                  --
  Foreign currency translation adjustment....................................         (2,991)                (851)
  Accumulated (deficit) retained earnings....................................       (629,541)              (4,997)
                                                                                    --------            ---------
       Total shareholders' (deficiency) equity...............................       (609,230)             169,152
                                                                                    --------            ---------
       Total liabilities and shareholders' (deficiency) equity...............       $250,981            $ 533,220
                                                                                    --------            ---------
                                                                                    --------            ---------


          See accompanying notes to consolidated financial statements.

                            HARVARD INDUSTRIES, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              ONE MONTH ENDED JANUARY 3, 1999 (POST-CONFIRMATION),
                      THREE MONTHS ENDED DECEMBER 31, 1997
           AND TWO MONTHS ENDED NOVEMBER 29, 1998 (PRE-CONFIRMATION)
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                                           POST-
                                                                              PRE-CONFIRMATION          CONFIRMATION
                                                                        ----------------------------    ------------
                                                                        THREE MONTHS    TWO MONTHS       ONE MONTH
                                                                           ENDED           ENDED           ENDED
                                                                        DECEMBER 31,    NOVEMBER 29,    JANUARY 3,
                                                                           1997            1998            1999
                                                                        ------------    ------------    ------------
Sales................................................................    $  197,052      $   89,050      $   40,166
Cost of sales........................................................       191,722          79,628          35,634
                                                                         ----------      ----------      ----------
       Gross profit..................................................         5,330           9,422           4,532
Selling, general and administrative expense..........................         9,835           5,151           3,021
Amortization of intangible assets....................................           396             264           5,232
Restructuring charges................................................         5,000              --              --
Interest expense (contractual interest of $12,758 in 1997 and $6,931
  for the two months ended November 29, 1998)........................         3,853           1,636             991
Gain on sale of operations...........................................       (11,354)             --              --
Other (income) expense, net..........................................             8             (34)             (7)
                                                                         ----------      ----------      ----------
(Loss) income before reorganization items and income taxes...........        (2,408)          2,405          (4,705)
Reorganization items.................................................         2,942          50,384              --
                                                                         ----------      ----------      ----------
Loss before income taxes and extraordinary item......................        (5,350)        (47,979)         (4,705)
                                                                         ----------      ----------      ----------
Provision for income taxes...........................................           169             584             292
                                                                         ----------      ----------      ----------
Loss before extraordinary item.......................................        (5,519)        (48,563)         (4,997)
                                                                         ----------      ----------      ----------
Extraordinary item--gain on forgiveness of debt......................            --        (206,363)             --
                                                                         ----------      ----------      ----------
       Net (loss) income.............................................    $   (5,519)     $  157,800      $   (4,997)
                                                                         ----------      ----------      ----------
                                                                         ----------      ----------      ----------
PIK Preferred Dividends and Accretion (contractual amount for the three months ended December 31, 1997 was $4,763 and for the two
  months ended November 29, 1998 was $3,219).........................    $       --      $       --      $       --
                                                                         ----------      ----------      ----------
                                                                         ----------      ----------      ----------
       Net (loss) income attributable to common shareholders.........    $   (5,519)     $  157,800      ($   4,997)
                                                                         ----------      ----------      ----------
                                                                         ----------      ----------      ----------
Basic and diluted earnings per share:
       Loss before extraordinary item................................    $    (0.79)     $    (6.91)     $    (0.61)
Income from extraordinary item.......................................            --           29.37              --
                                                                         ----------      ----------      ----------
       Net (loss) income per share...................................    $    (0.79)     $    22.46      $    (0.61)
                                                                         ----------      ----------      ----------
                                                                         ----------      ----------      ----------
Weighted average number of common shares outstanding.................     7,026,437       7,026,437       8,240,295
                                                                         ----------      ----------      ----------
                                                                         ----------      ----------      ----------


          See accompanying notes to consolidated financial statements.

                            HARVARD INDUSTRIES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              ONE MONTH ENDED JANUARY 3, 1999 (POST-CONFIRMATION),
                      THREE MONTHS ENDED DECEMBER 31, 1997
           AND TWO MONTHS ENDED NOVEMBER 29, 1998 (PRE-CONFIRMATION)
                           (IN THOUSANDS OF DOLLARS)


                                                                          PRE-CONFIRMATION          POST-CONFIRMATION
                                                                    ----------------------------    -----------------
                                                                    THREE MONTHS    TWO MONTHS        ONE MONTH
                                                                      ENDED           ENDED             ENDED
                                                                    DECEMBER 31,    NOVEMBER 29,      JANUARY 3,
                                                                       1997            1998              1999
                                                                    ------------    ------------    -----------------
Cash flows related to operating activities:
  Income (loss) from operations before reorganization items......     $ (2,577)       $  1,820          $  (4,997)
  Add back (deduct) items not affecting cash and cash
     equivalents:
     Depreciation and amortization...............................        8,108           3,979              6,166
     Gain on sale of operation...................................      (11,354)             --                 --
     Loss on disposition of property, plant and equipment........           15              --                 --
     Postretirement benefits.....................................        1,475              --                 --
Changes in operating assets and liabilities net of effects of divestitures and reorganization items:
  Accounts receivable............................................          878         (15,077)            24,093
  Inventories....................................................        5,882          (1,168)            (4,455)
  Other current assets...........................................       (1,234)            402             (1,538)
  Accounts payable...............................................          (27)         21,676             (6,120)
  Accrued expenses and income taxes payable......................        5,881         (23,745)            (4,620)
  Other noncurrent...............................................        5,905          (1,412)              (638)
                                                                      --------        --------          ---------
Net cash provided by (used in) operations before reorganization
  items..........................................................       12,952         (13,525)             7,891
Net cash used by reorganization items............................       (2,445)         (4,018)            (2,477)
                                                                      --------        --------          ---------
Net cash provided by (used in) operations........................       10,507         (17,543)             5,414
                                                                      --------        --------          ---------
Cash flows related to investing activities:
  Acquisition of property, plant and equipment...................       (1,354)         (2,856)            (3,100)
Net proceeds from sale of operation..............................       16,391              --                 --
                                                                      --------        --------          ---------
Net cash provided by (used in) investing activities..............       15,037          (2,856)            (3,100)
                                                                      --------        --------          ---------
Cash flows related to financing activities:
  Net borrowings (repayments) under DIP financing agreement......      (27,634)          1,062                 --
  Repayments of long-term debt...................................         (391)             --                 --
  Payment of EPA settlements.....................................          (36)             --                 --
  Net borrowings under financing/credit agreement................           --          81,425                 (9)
  Retirement of DIP financing....................................           --         (40,360)                --
  Retirement of creditors unsecured term loan....................           --         (25,000)                --
  Deferred financing costs.......................................           --          (3,338)                --
                                                                      --------        --------          ---------
Net cash (used in) provided by financing activities..............      (28,061)         13,789                 (9)
                                                                      --------        --------          ---------
Net (decrease) in cash and cash equivalents......................       (2,517)         (6,610)             2,305
Cash and cash equivalents, beginning of period...................        9,212          11,624              5,014
                                                                      --------        --------          ---------
Cash and cash equivalents, end of period.........................     $  6,695        $  5,014          $   7,319
                                                                      --------        --------          ---------
                                                                      --------        --------          ---------


          See accompanying notes to consolidated financial statements.

                            HARVARD INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

1. BASIS OF PRESENTATION AND EMERGENCE FROM BANKRUPTCY:


     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and fresh start reporting adjustments) considered necessary for a fair presentation have been included. Operating results for the one month period ended January 3, 1999 are not necessarily indicative of the results that may be expected for the period ending September 30, 1999. The balance sheet at September 30, 1998 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1998.



     On November 24, 1998 (the "Effective Date") the Company emerged from Chapter 11 reorganization under the United States Bankruptcy Code. On the effective date, pursuant to the Plan of Reorganization, substantially all pre-petition unsecured debt at pre-reorganization Harvard was converted into equity at post-reorganization Harvard in the form of common stock (the "New Common Stock"). Each one hundred dollars ($100) of pre-petition debt allowed as a claim by the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") is entitled to receive 2.6607 shares of New Common Stock. Under the terms of the Plan of Reorganization, its First Amended Modified Consolidated Plan under Chapter 11 of the Bankruptcy Code ("Plan of Reorganization") holders of Harvard's Pay-In-Kind Exchangeable Preferred ("PIK Preferred Stock") and holders of Harvard's existing common stock (the "Old Common Stock") have each received warrants ("Warrants") to acquire, in the aggregate, approximately 5% of the New Common Stock, with holders of PIK Preferred Stock each receiving their pro rata share of 66.67% of the Warrants and holders of the Old Common Stock each receiving their pro rata share of 33.33% of the Warrants. On the Effective Date, the Old Common Stock and PIK Preferred Stock were canceled in their entirety.


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


     The reorganization value of the Company was determined by management, with assistance from independent financial professionals. The methodology employed involved estimation of enterprise value (i.e., the market value of the Company's debt and stockholders' equity which was determined to be $275,000), taking into account a discounted cash flow analysis (Enterprise Value). The discounted cash flow analysis was based on five-year cash flow projections prepared by management and average discount rates of 5.34 percent. The reorganization value of the Company was determined to be $552,428 as of November 29, 1998 (Reorganization Value).

                            HARVARD INDUSTRIES, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

1. BASIS OF PRESENTATION AND EMERGENCE FROM BANKRUPTCY:--(CONTINUED)
     The reorganization value of the Company has been allocated to specific asset categories as follows:

Current assets..............................................................................  $  110,250
Property, plant and equipment...............................................................     121,516
Other noncurrent assets.....................................................................       5,761
Reorganization value in excess of amounts allocable to identifiable assets..................     314,901
                                                                                              ----------
                                                                                              $  552,428
                                                                                              ----------
                                                                                              ----------

     Current assets have been recorded at their historical carrying values. Property, plant and equipment have been recorded at their appraised value as determined by an independent appraisal based on "orderly liquidation value," which assumes that the assets will be used for the purpose for which they were designed and constructed. Property held for sale is valued at net realizable value. Other noncurrent assets are stated at historical carrying values which approximate fair value. The portion of the reorganization value which cannot be attributed to specific tangible or identifiable intangible assets of the reorganized Company has been reported as "Reorganization value in excess of amounts allocable to identifiable assets." This intangible asset is being amortized using the straight-line method over 5 years.

     The effect of the Plan on the Company's consolidated balance sheet as of November 29, 1998 was as follows:


                                                          ADJUSTMENTS TO RECORD EFFECTS OF THE PLAN
                                                --------------------------------------------------------------
                                                   PRE-                                            POST-
                                                CONFIRMATION                                    CONFIRMATION
                                                CONSOLIDATED    REORGANIZATION   FRESH START    CONSOLIDATED
                                                BALANCE SHEET   ADJUSTMENTS      ADJUSTMENTS    BALANCE SHEET
                                                -------------   --------------   ------------   --------------
Current assets................................    $ 110,250        $     --        $     --        $110,250
Property, plant and equipment, net............      117,816              --           3,700         121,516
Intangible assets, net........................        2,569              --          (2,569)             --
Other assets, net.............................        3,645              --           2,116           5,761
Reorganization value in excess of amounts
  allocable to identifiable assets............           --              --         314,901         314,901
                                                  ---------        --------        --------        --------
                                                  $ 234,280        $     --        $318,148        $552,428
                                                  ---------        --------        --------        --------
                                                  ---------        --------        --------        --------
Current liabilities...........................    $ 193,973        $     --        $(71,155)       $122,818
Liabilities subject to compromise.............      381,363        (381,363)             --              --
Long-term debt................................          200              --          81,225          81,425
Postretirement benefits other than
  pension.....................................       95,466              --              --          95,466
Other.........................................       77,719              --              --          77,719
14 1/4% PIK exchangeable preferred stock......      124,637                        (124,637)             --
Common stock..................................           70              82             (70)             82
Additional paid-in capital....................       32,134         174,918         (32,134)        174,918
Additional minimum pension liability..........       (8,902)             --           8,902              --
Foreign currency translation adjustment.......       (3,163)             --           3,163              --
Accumulated deficit...........................     (659,217)        206,363         452,854              --
                                                  ---------        --------        --------        --------
                                                  $ 234,280        $     --        $318,148        $552,428
                                                  ---------        --------        --------        --------
                                                  ---------        --------        --------        --------


     Reorganization adjustments reflect the conversion of both the 12% Notes and the 11 1/8% Notes and the related accrued interest as of May 7, 1997 and other prepetition trade payables into new common stock resulting in an extraordinary gain of $206,363. Fresh start adjustments reflect the adjustments to state assets and liabilities

                            HARVARD INDUSTRIES, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

1. BASIS OF PRESENTATION AND EMERGENCE FROM BANKRUPTCY:--(CONTINUED) at their respective fair values which resulted in a net fair value adjustment of $50,431, which adjustment, net of interest income of $47, has been shown as a reorganization item. All of the reorganization and fresh start adjustments have been reflected in the consolidated statement of operations for the two months ended November 29, 1998.


     Continuation of the Company's business after reorganization is dependent upon the success of future operations, including execution of the company's turnaround business strategy and the ability to meet obligations as they become due. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and at January 3, 1999 had a net working capital deficit. These factors among others raise substantial doubt about the Company's ability to achieve successful future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


2. DISPOSITION OF BUSINESS:

     Condensed operating data of operations disposed or being disposed of are as follows:


                                                                                                  POST-
                                                                     PRE-CONFIRMATION          CONFIRMATION
                                                               ----------------------------    ------------
                                                               THREE MONTHS    TWO MONTHS      ONE MONTH
                                                                 ENDED           ENDED           ENDED
                                                               DECEMBER 31,    NOVEMBER 29,    JANUARY 3,
                                                                  1997            1998            1999
                                                               ------------    ------------    ------------
Sales.......................................................     $ 80,033        $  8,389        $  3,197
Gross profit (loss).........................................       (2,636)         (1,534)           (990)


     On January 28, 1999, the Company sold the land, building, and certain other assets of its Tiffin, Ohio facility for gross proceeds of approximately
$1.5 million. The Company is actively pursuing the sale of its Ripley, Tennessee facility.

3. INVENTORIES:

     Inventories consist of the following:


                                                                                                 POST-
                                                                                             CONFIRMATION
                                                                       PRE-CONFIRMATION    -----------------
                                                                       ----------------        JANUARY 3,
                                                                       SEPTEMBER 30,             1999
                                                                           1998               (UNAUDITED)
                                                                       ----------------    -----------------
Finished goods......................................................       $  6,476             $ 9,661
Work-in-process.....................................................          2,078               1,470
Tooling.............................................................          5,991               7,939
Raw materials.......................................................         12,101              13,199
                                                                           --------             -------
Total inventories...................................................       $ 26,646             $32,269
                                                                           --------             -------
                                                                           --------             -------

                            HARVARD INDUSTRIES, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

4. LONG-TERM DEBT AND CREDIT AGREEMENTS:

     Long-term debt consists of the following:


                                                                                                 POST-
                                                                                             CONFIRMATION
                                                                       PRE-CONFIRMATION    -----------------
                                                                       ----------------       JANUARY 3,
                                                                       SEPTEMBER 30,             1999
                                                                           1998               (UNAUDITED)
                                                                       ----------------    -----------------
14 1/2% Senior Secured Notes Due 2003...............................       $     --             $25,000
Senior Secured Credit Facility......................................             --              49,750
                                                                           --------             -------
Total long-term debt................................................             --              74,750
Less current portion................................................             --              (1,000)
                                                                           --------             -------
Long-term portion...................................................       $     --             $73,750
                                                                           --------             -------



     On November 24, 1998, the Company issued $25,000 of 14 1/2% Senior Secured Notes (the "Notes") due September 1, 2003. The Notes were issued pursuant to an indenture by and among the Company and Guarantors, which are subsidiaries of the Company, and Norwest Bank Minnesota, National Association, as Trustee.


     In addition to the stated coupon interest rate the Notes have a Cash Flow Participation Interest provision which entitles the holder to additional interest computed as a percentage of consolidated cash flow as set forth in the indenture. This interest can be no less than $1,000 for any 12 month period.

     The Notes are subject to restrictive covenants for Consolidated Leverage Ratio and Consolidated Interest Coverage Ratio, as defined.


     On November 24, 1998 the Company entered into a $115,000 senior credit facility that provides for up to $50,000 in term loan borrowings and up to $65,000 of revolving credit borrowings. The term loan has an interest rate of the base rate (prime rate) plus 2.250% or the Eurdollar base rate (Eurodollar loan rate) plus 3.500%. The term loan has 16 quarterly installment payments of principal in the amount of $250 commencing on January 3, 1999 with the balance of the loan due on September 30, 2002. The revolver has an interest rate of the base rate plus 2.125% or the Eurodollar base rate plus 3.375%. The revolving credit facility terminates on November 24, 2001.


     The senior credit facility is subject to restrictive covenants for Consolidated Leverage Ratio, Consolidated interest Coverage Ratio and Fixed Charge Ratio, as defined.

5. EARNINGS PER COMMON SHARE:

     Statement of Financial Accounting Standards No. 128, "Earnings per Share," which became effective for fiscal 1998, established new standards for computing and presenting earnings per share (EPS). The new standard requires the presentation of basic EPS and diluted EPS and the restatement of previously reported EPS amounts.

     Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders, adjusted to add back dividends or interest on convertible securities, by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilative securities. Income (loss) available to common shareholders used in determining both basic and diluted EPS was ($4,977) for the one month ended January 3, 1999, $157,800 for the two months ended November 29, 1998 and ($5,519) for the three months ended December 31, 1997, respectively. The weighted average number of shares of common stock used in determining basic and diluted EPS was 8,240,295 for the one month ended January 3, 1999, 7,026,437 for the two months ended November 29, 1998 and 7,026,437 for the three months ended December 31, 1997.

                            HARVARD INDUSTRIES, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

5. EARNINGS PER COMMON SHARE:--(CONTINUED)

     Although on February 16, 1999, 8,240,295 of the Company's 50,000,000 authorized shares were outstanding, the Registrant's Chapter 11 Plan of Reorganization requires it to issue additional shares to certain claimants in the Bankruptcy case. The exact number of shares to be issued is presently unknown, as certain claims are unliquidated and others are disputed as to amount or validity. However, management estimates that approximately 3,200,000 additional shares will be issued in the process of resolving claims.



     The Company's Reorganization Plan also provides for holders of its Old Common Stock and PIK Preferred Stock to receive in the aggregate approximately to receive 633,000 warrants, expiring November 23, 2003, permitting the purchase of new common shares at an exercise price of $41.67 per share.



     Members of the Company's Board of Directors have each been granted 20,000 shares which vest over five (5) years. A total of 120,000 shares will be issued as one director declined the grant and one member of management is ineligible.


     An incentive plan has been authorized by the Board of Directors providing for a grant of options to certain members of senior management. No shares have yet been awarded under this plan. The above options, warrants and shares to be issued have been excluded from the computation of earnings per share as their effect would be anti dilutive.

6. COMPREHENSIVE INCOME:

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required.


                                                                PRE-CONFIRMATION           POST-CONFIRMATION
                                                          -----------------------------    -----------------
                                                          THREE MONTHS     TWO MONTHS         ONE MONTH
                                                            ENDED            ENDED              ENDED
                                                          DECEMBER 31,     NOVEMBER 29,        JANUARY 3,
                                                             1998             1998               1999
                                                          -------------    ------------    -----------------
Net income (loss)......................................      $(5,519)        $157,800           $(4,997)
Other comprehensive income, net of tax:
  Foreign currency translation adjustment..............         (448)              --              (851)
                                                             -------         --------           -------
       Total other comprehensive income (loss).........         (448)              --              (851)
                                                             -------         --------           -------
       Comprehensive income (loss).....................      $(5,967)        $157,800           $(5,848)
                                                             -------         --------           -------
                                                             -------         --------           -------


7. GUARANTOR SUBSIDIARIES:


     Both the $115,000 Senior Credit Facility and the 14 1/2% Senior Secured Notes are unconditionally guaranteed (collectively, the "Guarantees") jointly and severally on a senior basis, by each of the Company's domestic subsidiaries (the "Subsidiary Guarantors"). The Senior Credit Facility is secured by a first priority security interest and the Senior Secured Notes are senior obligations of the Subsidiary Guarantors (including indebtedness incurred under the Senior Credit Facility) and rank senior to all existing and future subordinated obligations of such Subsidiary Guarantors. The Senior Credit Facility is secured by a first priority security interest and the Senior Secured Notes are secured by a second priority security interest in substantially all of the tangible property (and all of the capital stock of the Subsidiary Guarantors) of the Company and the Subsidiary Guarantors and all proceeds thereof. Harvard's Canadian Subsidiary, Trim Trends Canada, Inc. has pledged only one-half (1/2) of its common stock under the Guarantees.



     The claims of the creditors (including trade creditors) of any subsidiary that is not a Subsidiary Guarantor generally have priority as to the assets of such subsidiaries over the claims of the holders of the Notes. For

                            HARVARD INDUSTRIES, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

7. GUARANTOR SUBSIDIARIES:--(CONTINUED)

example, creditors at Trim Trends Canada, Inc. and its borrowings of up to $2.0 million under its of Commerce Facility have priority over the Guarantees. As such, a Guaranty could be effectively subordinated to all other indebtedness (including guarantees and other contingent liabilities) of the applicable Guarantor, and, depending on the amount of such indebtedness, a Guarantor's liability on its Guaranty could be reduced to zero.



     The Company conducts all of its automotive business through and derives virtually all of its income from its subsidiaries. Therefore, the Company's ability to make required principal and interest payments with respect to the Company's indebtedness (including the Notes) and other obligations depends on the earnings of its subsidiaries and on its ability to receive funds from its subsidiaries through dividends or other payments. The ability of its subsidiaries to pay such dividends or make payments on inter-company indebtedness or otherwise will be subject to applicable state laws.


     Upon the sale or other disposition of a Guarantor or the sale or disposition of all or substantially all of the assets of a Guarantor (in each case other than to the Company or an affiliate of the Company) permitted by the indenture governing the Notes, such Guarantor will be released and relieved from all of its obligations under its Guaranty.

                            HARVARD INDUSTRIES, INC.
                    CONSOLIDATING BALANCE SHEETS (UNAUDITED)
                      JANUARY 3, 1999 (POST-CONFIRMATION)
                           (IN THOUSANDS OF DOLLARS)


                                                                               COMBINED
                                                               COMBINED          NON-
                                                   PARENT     GUARANTOR       GUARANTOR
                                                  COMPANY     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                  --------    ------------    ------------    ------------    ------------
                    ASSETS
Current assets:
  Cash and cash equivalents....................   $  2,626      $  4,424        $    269       $        0       $  7,319
  Accounts receivable, net.....................        412        40,577           7,041                0         48,030
  Inventories..................................          0        31,514             755                0         32,269
  Prepaid expenses and other current assets....      3,292         3,365             180                0          6,837
                                                  --------      --------        --------       ----------       --------
       Total current assets....................      6,330        79,880           8,245                0         94,455
Investment in subsidiaries.....................     53,268        14,087               0          (67,355)             0
Property, plant and equipment, net.............      2,154       113,627           7,780                0        123,561
Intangible assets, net.........................    303,637       309,669               0                0        309,669
Intercompany receivables.......................     56,079             0           2,195         (130,438)             0
Other assets, net..............................      4,553           908              74                0          5,535
                                                  --------      --------        --------       ----------       --------
                                                  $194,548      $518,171        $ 18,294       $ (197,793)      $533,220
                                                  --------      --------        --------       ----------       --------
                                                  --------      --------        --------       ----------       --------
     LIABILITIES AND SHAREHOLDERS' EQUITY
                  (DEFICIENCY)
Current liabilities:
  Current portion of DIP loans.................
  Creditors subordinated term loan.............
  Current portion of long-term debt............          0         7,666                                           7,666
  Accounts payable.............................      6,220        31,047           3,387                          40,654
  Accrued expenses.............................      4,318        56,226             820                          61,364
  Income taxes payable.........................          0         7,602               0                           7,602
                                                  --------      --------        --------       ----------       --------
       Total current liabilities...............     10,538       102,541           4,207                0        117,286

Liabilities subject to compromise(a)
DIP loans......................................
Long-term debt.................................                   73,750                                          73,750
Postretirement benefits other than pensions....          0        95,466                                          95,466
Intercompany payables..........................                  130,438                         (130,438)             0
Other..........................................     14,858        62,708                                0         77,566
                                                  --------      --------        --------       ----------       --------
       Total liabilities.......................     25,396       464,903           4,207         (130,438)       364,068
                                                  --------      --------        --------       ----------       --------
PIK Preferred..................................          0             0               0                0              0
                                                  --------      --------        --------       ----------       --------
Shareholders' equity (deficiency):
  Common stock and additional
     paid-in-capital...........................     17,200      (297,705)              9          297,696         17,200
  Additional minimum pension liability.........
  Foreign current translation adjustment.......       (851)         (851)           (851)           1,702           (851)
  Retained earnings (deficiency)...............    152,803       351,824          14,929         (366,753)       152,803
                                                  --------      --------        --------       ----------       --------
       Total shareholders' equity
          (deficiency).........................    169,152        53,268          14,087          (67,355)       169,152
                                                  --------      --------        --------       ----------       --------
       Total shareholders' equity
          (deficiency).........................   $194,548      $518,171        $ 18,294       $ (197,793)      $533,220
                                                  --------      --------        --------       ----------       --------
                                                  --------      --------        --------       ----------       --------


------------------
(a) Includes $309,728 senior notes payable and accrued interest which are subject to the guaranty of the combined guarantor subsidiaries.

                            HARVARD INDUSTRIES, INC.
                          CONSOLIDATING BALANCE SHEETS
                     SEPTEMBER 30, 1998 (PRE-CONFIRMATION)
                           (IN THOUSANDS OF DOLLARS)


                                                          COMBINED        COMBINED
                                             PARENT       GUARANTOR      NON-GUARANTOR
                                             COMPANY     SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                            ---------    ------------    -------------    ------------    ------------
                 ASSETS
Current assets:
  Cash and cash equivalents..............   $  10,229     $    1,395        $    --       $         --      $ 11,624
  Accounts receivable, net...............       2,217         50,990          3,839                 --        57,046
  Inventories............................       1,720         24,177            749                 --        26,646
  Prepaid expenses and other current
     assets..............................       1,982          3,702             17                 --         5,701
                                            ---------     ----------        -------       ------------      --------
       Total current assets..............      16,148         80,264          4,605                 --       101,017
Investment in subsidiaries                   (262,212)        14,653             --            247,559            --
Property, plant and equipment, net.......       2,755        112,057          7,767                 --       122,579
Intangible assets, net                             --          2,833             --                 --         2,833
Intercompany receivables.................     600,848        524,198         14,625         (1,139,671)           --
Other assets, net                              23,211          1,341             --                 --        24,552
                                            ---------     ----------        -------       ------------      --------
       Total assets......................   $ 380,750     $  735,346        $26,997           (892,112)      250,981
                                            ---------     ----------        -------       ------------      --------
                                            ---------     ----------        -------       ------------      --------
  LIABILITIES AND SHAREHOLDERS' EQUITY
               (DEFICIENCY)
Current liabilities:
  Current portion of Debtor-in-
     Possession (DIP) loans..............   $      --     $   39,161        $    --       $         --      $ 39,161
Creditors subordinated term loan.........          --         25,000             --                 --        25,000
Accounts payable.........................       2,382         19,812          2,904                 --        25,098
Accrued expenses.........................      12,285         81,104            (52)                --        93,337
Income taxes payable.....................       8,144            169            132                 --         8,445
                                            ---------     ----------        -------       ------------      --------
       Total current liabilities.........      22,811        165,246          2,984                 --       191,041
Liabilities subject to compromise(a).....     314,030         71,635             --                 --       385,665
DIP loans................................          --             --             --                 --            --
Long-term debt...........................          --             --             --                 --            --
Postretirement benefits other than
  pensions...............................           0         95,515             --                 --        95,515
Intercompany payables....................     505,109        625,531          9,031         (1,139,671)           --
Other....................................      23,393         39,631            329                 --        63,353
                                            ---------     ----------        -------       ------------      --------
       Total liabilities.................     865,343        997,558         12,344         (1,139,671)      735,574
                                            ---------     ----------        -------       ------------      --------
PIK preferred............................     124,637             --             --                 --       124,637
                                            ---------     ----------        -------       ------------      --------
Shareholders' equity (deficiency):
Common stock and additional
  paid-in-capital........................      32,204         16,937             10            (16,947)       32,204
  Additional minimum pension liability...      (8,902)        (8,902)            --              8,902        (8,902)
  Foreign current translation
     adjustment..........................      (2,991)        (2,991)        (2,991)             5,982        (2,991)
  Retained earnings (deficiency).........    (629,541)      (267,256)        17,634            249,622      (629,541)
                                            ---------     ----------        -------       ------------      --------
       Total shareholders' equity
          (deficiency)...................    (609,230)      (262,212)        14,653            247,559      (609,230)
                                            ---------     ----------        -------       ------------      --------
       Total liabilities and
          shareholders' equity
          (deficiency)...................   $ 380,750     $  735,346        $26,997       $   (892,112)     $250,981
                                            ---------     ----------        -------       ------------      --------
                                            ---------     ----------        -------       ------------      --------


------------------
(a) Includes $309,728 senior notes payable and accrued interest which are subject to the guaranty of the combined guarantor subsidiaries.

                            HARVARD INDUSTRIES, INC.
               CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
              ONE MONTH ENDED JANUARY 3, 1999 (POST-CONFIRMATION)
                           (IN THOUSANDS OF DOLLARS)


                                                            COMBINED        COMBINED
                                                PARENT     GUARANTOR       NON-GUARANTOR
                                                COMPANY    SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS    CONSOLIDATED
                                                -------    ------------    --------------    ------------    ------------
Sales........................................   $    0       $ 38,645          $1,521          $      0        $ 40,166
                                                -------      --------          ------          --------        --------
  Costs and expenses:
     Cost of sales...........................        0         34,372           1,262                            35,634
     Selling, general and
       administrative........................      814          2,207               0                             3,021
     Interest expense........................        0            997              (6)                              991
     Restructuring charges...................        0              0               0                                 0
     Gain on sale of operation...............        0              0               0                                 0
     Amortization of goodwill................        0          5,232               0                             5,232
     Other (income) expense, net.............      (25)           (63)             81                                (7)
     Equity in (income) loss of
       subsidiaries..........................   (3,999)          (112)              0            (3,887)              0
     Allocated expenses......................      (10)            10               0                 0               0
                                                -------      --------          ------          --------        --------
       Total costs and expenses..............    4,778         42,643           1,337            (3,887)         44,871
                                                -------      --------          ------          --------        --------
Income (loss) before income taxes and
  reorganization items.......................   (4,778)        (3,998)            184            (3,887)         (4,705)
Reorganization items.........................        0              0               0                 0               0
                                                -------      --------          ------          --------        --------
Income (loss) before income taxes............   (4,778)        (3,998)            184            (3,887)         (4,705)
Provision for income taxes...................      219              1              72                 0             292
                                                -------      --------          ------          --------        --------
       Net gain (loss).......................   $(4,997)     $ (3,999)         $  112          $ (3,887)       $ (4,997)
                                                -------      --------          ------          --------        --------
                                                -------      --------          ------          --------        --------

                            HARVARD INDUSTRIES, INC.
               CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
            THREE MONTHS ENDED DECEMBER 31, 1997 (PRE-CONFIRMATION)
                           (IN THOUSANDS OF DOLLARS)

                                                            COMBINED        COMBINED
                                                PARENT     GUARANTOR       NON-GUARANTOR
                                                COMPANY    SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS    CONSOLIDATED
                                                -------    ------------    --------------    ------------    ------------
Sales........................................   $4,018       $188,871          $4,163           $   --         $197,052
                                                -------      --------          ------           ------         --------
  Costs and expenses:
     Cost of sales...........................    3,933        183,738           4,051               --          191,722
     Selling, general and
       administrative........................    2,237          7,598              --               --            9,835
     Interest expense........................      833          3,017               3               --            3,853
     Restructuring charges...................    5,000             --              --               --            5,000
     Gain on sale of operation...............       --        (11,354)             --               --          (11,354)
     Amortization of goodwill................       --            396              --               --              396
     Other (income) expense, net.............       --             10              (2)              --                8
     Equity in (income) loss of
       subsidiaries..........................      (89)           219              --             (130)              --
     Allocated expenses......................   (5,369)         5,039             330               --               --
                                                -------      --------          ------           ------         --------
       Total costs and expenses..............    6,545        188,663           4,382             (130)         199,460
                                                -------      --------          ------           ------         --------
Income (loss) before income taxes and
  reorganization items.......................   (2,527)           208            (219)             130           (2,408)
Reorganization items.........................    2,992            (50)             --               --            2,942
                                                -------      --------          ------           ------         --------
Income (loss) before income taxes............   (5,519)           258            (219)             130           (5,350)
Provision for income taxes...................       --            169              --               --              169
                                                -------      --------          ------           ------         --------
       Net gain (loss).......................   $(5,519)     $     89          $ (219)          $  130         $ (5,519)
                                                -------      --------          ------           ------         --------
                                                -------      --------          ------           ------         --------

                HARVARD INDUSTRIES, INC. (DEBTOR-IN-POSSESSION)
               CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
             TWO MONTHS ENDED NOVEMBER 29, 1998 (PRE-CONFIRMATION)
                           (IN THOUSANDS OF DOLLARS)


                                                            COMBINED        COMBINED
                                                PARENT     GUARANTOR       NON-GUARANTOR
                                               COMPANY     SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                               --------    ------------    -------------    ------------    ------------
Sales.......................................   $      0      $ 85,550         $ 3,500                         $ 89,050
                                               --------      --------         -------         --------        --------
  Costs and expenses:
     Cost of sales..........................          0        76,774           2,854                           79,628
     Selling, general and
       administrative.......................      2,230         2,921                                            5,151
     Interest expense.......................          0         1,633               3                            1,636
     Restructuring charges..................
     Gain on sale of operation..............
     Amortization of goodwill...............                      264               0                              264
     Other (income) expense, net............                     (198)            164                              (34)
     Equity in (income) loss of
       subsidiaries.........................     (6,844)         (269)                          (6,575)              0
     Allocated expenses.....................        (20)           20                                                0
                                               --------      --------         -------         --------        --------
       Total costs and expenses.............      9,054        81,145           3,021           (6,575)         86,645
                                               --------      --------         -------         --------        --------
Income (loss) before income taxes and
  reorganization items......................     (9,054)        4,405             479           (6,575)          2,405
Reorganization items........................          0        50,384               0                0          50,384
                                               --------      --------         -------         --------        --------
Income (loss) before income taxes...........     (9,054)      (45,979)            479           (6,575)        (47,979)
Provision for income taxes..................        300            74             210                0             584
                                               --------      --------         -------         --------        --------
       Net loss before extraordinary item...     (9,354)       46,053             269           (6,575)        (48,563)
Extraordinary item..........................    167,154        39,209               0                0         206,363
                                               --------      --------         -------         --------        --------
       Net income (loss)....................   $157,800      $ (6,844)        $   269         $ (6,575)       $157,800
                                               --------      --------         -------         --------        --------
                                               --------      --------         -------         --------        --------

                            HARVARD INDUSTRIES, INC.
               CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
            THREE MONTHS ENDED DECEMBER 31, 1997 (PRE-CONFIRMATION)
                           (IN THOUSANDS OF DOLLARS)

                                                            COMBINED        COMBINED
                                                PARENT     GUARANTOR       NON-GUARANTOR
                                                COMPANY    SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                -------    ------------    -------------    ------------    ------------
Cash flows related to operating activities:
  Loss from operations before reorganization
     items...................................   $(2,577)     $     39         $  (219)         $ (180)        $ (2,577)
  Add back (deduct) items not affecting cash
     and cash equivalents:
     Equity in (income) loss of
       subsidiaries..........................      (39)           219              --            (180)              --
     Depreciation and amortization...........      518          7,223             367              --            8,108
     Gain on sale of operation...............       --        (11,354)             --              --          (11,354)
     Loss on disposition of property, plant
       and equipment.........................       --             15              --              --               15
     Postretirement benefits.................       --          1,475              --              --            1,475
  Changes in operating assets and liabilities
     net of effects from reorganization
     items:
     Accounts receivable.....................      719          2,017          (1,858)             --              878
     Inventories.............................      410          5,317             155              --            5,882
     Other current assets....................     (627)          (601)             (6)             --           (1,234)
     Accounts payable........................     (138)          (222)            333              --              (27)
     Accrued expenses and income taxes
       payable...............................    4,984          2,933          (2,036)             --            5,881
     Other noncurrent........................      (40)         6,074            (129)             --            5,905
                                                -------      --------         -------          ------         --------
       Net cash provided by (used in)
          operations before reorganization
          items..............................    3,210         13,135          (3,393)             --           12,952
       Net cash provided by (used in)
          reorganization items...............   (2,495)            50              --              --           (2,445)
                                                -------      --------         -------          ------         --------
       Net cash provided by (used in)
          operations.........................      715         13,185          (3,393)             --           10,507
                                                -------      --------         -------          ------         --------
Cash flows related to investing activities:
  Acquisition of property, plant and
     equipment...............................      (85)        (1,181)            (88)             --           (1,354)
  Net proceeds from sale of operation........                  16,391              --              --           16,391
                                                -------      --------         -------          ------         --------
       Net cash provided by (used in)
          investing activities...............   $  (85)      $ 15,210         $   (88)         $   --         $ 15,057
                                                -------      --------         -------          ------         --------
Cash flows related to financing activities:
  Net borrowings (repayments) under DIP
     financing...............................     (235)       (27,399)             --              --          (27,634)
  Repayments of long-term debt...............       --           (391)             --              --             (391)
  Repayment of EPA settlements...............       --            (36)             --              --              (36)
  Net changes in intercompany balances.......     (122)        (2,072)          2,194              --               --
                                                -------      --------         -------          ------         --------
       Net cash provided by (used in)
          financing activities...............     (357)       (29,898)          2,194              --          (28,061)
                                                -------      --------         -------          ------         --------
Net increase (decrease) in cash and cash
  equivalents................................      273         (1,503)         (1,287)             --           (2,517)
Cash and cash equivalents:
  Beginning of period........................    3,324          5,376             512              --            9,212
                                                -------      --------         -------          ------         --------
  End of period..............................   $3,597       $  8,873         $  (775)         $   --         $  6,695
                                                -------      --------         -------          ------         --------
                                                -------      --------         -------          ------         --------

                            HARVARD INDUSTRIES, INC.
               CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
             TWO MONTHS ENDED NOVEMBER 29, 1998 (PRE-CONFIRMATION)
                           (IN THOUSANDS OF DOLLARS)


                                                              COMBINED       COMBINED
                                                   PARENT    GUARANTOR      NON-GUARANTOR
                                                   COMPANY   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                   -------   ------------   -------------   ------------   ------------
Cash flows related to operating activities:
  Loss from operations before reorganization
    items........................................  (9,355)        4,331            269          6,575           1,820
  Add back (deduct) items not affecting cash and
    cash equivalents:
    Equity in (income) loss of subsidiaries......   6,844           269             --         (6,575)              0
    Depreciation and amortization................      12         3,799            168             --           3,979
    Gain on sale of operation....................      --            --             --             --              --
    Loss on disposition of property, plant and
      equipment..................................      --            --             --             --              --
    Postretirement benefits......................      --            --             --             --              --
  Changes in operating assets and liabilities net
    of effects from reorganization items:
    Accounts receivable..........................   1,654       (12,667)        (4,064)            --         (15,077)
    Inventories..................................   1,720        (2,986)            98             --          (1,168)
    Other current assets.........................     470            35           (103)            --             402
    Accounts payable.............................   4,199        17,713           (236)            --          21,676
    Accrued expenses and income taxes
      payable....................................  (16,671)      (7,456)           382             --         (23,745)
    Other noncurrent liabilities.................   5,266       (10,164)         3,486             --          (1,412)
                                                   -------     --------        -------         ------        --------
      Net cash provided by (used in) operations
         before reorganization items.............  (5,861)       (7,664)             0                        (13,525)
      Net cash provided by (used in)
         reorganization items....................       0        (4,018)             0             --          (4,018)
                                                   -------     --------        -------         ------        --------
      Net cash provided by (used in) operations..  (5,861)      (11,682)             0                        (17,543)
                                                   -------     --------        -------         ------        --------
Cash flows related to investing activities:
  Acquisition of property, plant and equipment...      --        (2,856)            --             --              --
  Net proceeds from sale of operation............      --            --             --             --              --
  Net change in other noncurrent accounts........      --            --             --             --              --
                                                   -------     --------        -------         ------        --------
      Net cash provided by (used in) investing
         activities..............................       0        (2,856)             0                         (2,856)
                                                   -------     --------        -------         ------        --------
Cash flows related to financing activities:
  Deferred financing costs.......................
  Net borrowings (repayments) under DIP
    financing....................................      --        (3,338)            --             --          (3,338)
  Net borrowings (and repayments) under
    financing/credit agreement...................
  Advance payment from customer..................      --       (39,298)            --             --         (39,298)
  Repayments of long-term debt...................      --        81,425             --             --          81,425
  Retirement of creditors unsecured term loan....
  Repayment of EPA settlements...................      --       (25,000)            --             --         (25,000)
  Net changes in intercompany balances...........      --            --             --             --              --
                                                   -------     --------        -------         ------        --------
      Net cash provided by (used in)
         financing activities....................       0        13,789              0             --          13,789
                                                   -------     --------        -------         ------        --------
Net increase (decrease) in cash and cash
  equivalents....................................  (5,861)         (749)             0             --          (6,610)
Cash and cash equivalents:
  Beginning of period............................  10,229         1,395              0             --          11,624
                                                   -------     --------        -------         ------        --------
  End of period..................................   4,368           646              0             --           5,014
                                                   -------     --------        -------         ------        --------
                                                   -------     --------        -------         ------        --------

                            HARVARD INDUSTRIES, INC.
               CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
              ONE MONTH ENDED JANUARY 3, 1999 (POST-CONFIRMATION)
                           (IN THOUSANDS OF DOLLARS)



                                                             COMBINED        COMBINED
                                                   PARENT    GUARANTOR      NON-GUARANTOR
                                                   COMPANY   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                   -------   ------------   -------------   ------------   ------------
Cash flows related to operating activities:
  Loss from operations before reorganization
    items........................................  (4,997)      (3,999)            112          3,887         (4,997)
  Add back (deduct) items not affecting cash and
    cash equivalents:
    Equity in (income) loss of subsidiaries......   3,999         (112)             --         (3,887)             0
    Depreciation and amortization................       6        6,006             154             --          6,166
    Gain on sale of operation....................      --           --              --             --             --
    Loss on disposition of property, plant and
      equipment..................................      --           --              --             --             --
    Postretirement benefits......................      --           --              --             --             --
  Changes in operating assets and liabilities net
    of effects from reorganization items:
    Accounts receivable..........................     151       23,080             862             --         24,093
    Inventories..................................       0       (4,351)           (104)            --         (4,455)
    Other current assets.........................  (1,780)         302             (60)            --         (1,538)
    Accounts payable.............................    (361)      (6,478)            719             --         (6,120)
    Accrued expenses and income taxes
      payable....................................     341       (5,519)            358             --         (4,620)
    Other noncurrent.............................     699          435          (1,772)            --           (638)
                                                   -------      ------         -------         ------         ------
      Net cash provided by (used in) operations
         before reorganization items.............  (1,742)       9,364             269             --          7,891
      Net cash provided by (used in)
         reorganization items....................       0       (2,477)              0             --         (2,477)
                                                   -------      ------         -------         ------         ------
      Net cash provided by (used in) operations..  (1,742)       6,887             269             --          5,414
                                                   -------      ------         -------         ------         ------
Cash flows related to investing activities:
  Acquisition of property, plant and equipment...      --       (3,100)             --             --         (3,100)
  Net proceeds from sale of operation............      --           --              --             --             --
  Net change in other noncurrent accounts........      --           --              --             --             --
                                                   -------      ------         -------         ------         ------
      Net cash provided by (used in) investing
         activities..............................       0       (3,100)              0             --         (3,100)
                                                   -------      ------         -------         ------         ------
Cash flows related to financing activities:
  Net borrowings (repayments) under DIP
    financing....................................
  Net borrowing (and repayments) under
    Financing/Credit agreement...................
  Advance payment from customer..................       0           (9)              0             --             (9)
  Repayments of long-term debt...................      --           --              --             --             --
  Repayment of EPA settlements...................      --           --              --             --             --
  Net changes in intercompany balances...........      --           --              --             --             --
                                                   -------      ------         -------         ------         ------
      Net cash provided by (used in) financing
         activities..............................       0           (9)              0             --             (9)
                                                   -------      ------         -------         ------         ------
Net increase (decrease) in cash and cash
  equivalents....................................  (1,742)       3,778             269             --          2,305
Cash and cash equivalents:
  Beginning of period............................   4,368          646               0             --          5,014
                                                   -------      ------         -------         ------         ------
  End of period..................................   2,626        4,424             269             --          7,319
                                                   -------      ------         -------         ------         ------
                                                   -------      ------         -------         ------         ------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (IN THOUSANDS OF DOLLARS)

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements may include, but not be limited to, projections of revenues, income or losses, covenants provided for in the financing agreements, capital expenditures, plans for future operations, financing needs or plans, plans relating to products or services of the Company, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words "anticipates," "believes," "estimates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements.

     Forward-looking statements are inherently subject to risks and uncertainties, including, but not limited to, product demand, pricing, market acceptance, risk of dependence on third party suppliers, intellectual property rights and litigation, risks in product and technology development and other risk factors detailed in the Company's Securities and Exchange Commission filings, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Quarterly Report, particularly in the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include unanticipated increases in launch and other operating costs, a reduction and inconsistent demand for passenger cars and light trucks, labor disputes, capital requirements, adverse weather conditions, and increases in borrowing costs.

     Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

GENERAL

     Effective November 24, 1998, the Company emerged from Chapter 11 bankruptcy proceedings and implemented "Fresh Start Reporting." Accordingly, all assets and liabilities were restated to reflect their respective fair values. The consolidated financial statements after that date are those of a new reporting entity and are not comparable to the Pre-Confirmation periods. However, for purposes of this discussion, the month of December 1998 (Post-Confirmation) was combined with the two months ended November 29, 1998 (Pre-Confirmation) and then compared to the three months ended December 31, 1997. Differences between periods due to "Fresh Start Reporting" adjustments are explained when necessary. The following table is included solely for use in comparative analysis of results of operations, and to complement management's discussion and analysis.

                                                                                     3 MONTHS ENDED
                                                                              ----------------------------
                                                                              DECEMBER 31,    DECEMBER 31,
                                                                                 1998            1997
                                                                              ------------    ------------
Sales......................................................................     $129,216        $197,052
Cost of Sales..............................................................      115,262         191,722
                                                                                --------        --------
  Gross Profit.............................................................       13,954           5,330
Selling, General and Administrative Expenses...............................        8,172           9,835
                                                                                --------        --------
  Operating income.........................................................        5,782          (4,505)
Interest Expense...........................................................        2,627           3,853
Amortization of intangible assets..........................................        5,496             396
Restructuring Charges......................................................           --           5,000
(Gain) on Sale of Operation................................................           --         (11,354)
Other (Income) Expense, Net................................................          (41)              8
                                                                                --------        --------
  Income (loss) before Income Taxes, Reorganization Items and Extraordinary
     Item..................................................................       (2,300)         (2,408)
Reorganization Items.......................................................       50,384           2,942
Provision for Income Taxes.................................................          876             169
Extraordinary Item.........................................................     (206,363)             --
                                                                                --------        --------
  Net income (loss)........................................................     $152,803        ($ 5,519)
                                                                                --------        --------
                                                                                --------        --------

THREE MONTHS ENDED JANUARY 3, 1999 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1997.

     Sales. Consolidated sales decreased $67,836 from $197,052 to $129,216, or 34.4%. Aggregate sales for the operations designated for sale or wind down decreased approximately $68,447 from $80,033 to $11,586 as the Company's divestiture program nears completion. Sales for the remaining operations increased $611 from $117,019 to $117,630 as new business was partially offset by the wind down of older programs.

     Gross Profit. The consolidated gross margin, expressed as a percentage of sales, increased from 2.7% to 10.8%, or $8,624. The gross (loss) for operations designated for sale or wind-down decreased from ($2,636) to ($155) as operating losses of ($2,369) were charged to loss contract reserves that were established during the fourth quarter of fiscal year 1998. The increase of $6,143 in gross profit for the remaining operations was mainly due to improved operating efficiencies and management's focus on higher margin business.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $9,835 to $8,172 due to reduced levels of staffing and spending as a result of the reorganization program implemented by current management.

     Interest Expense. Interest expense decreased from $3,852 to $2,627 as a result of lower borrowing levels resulting from the cash generated by the sale or wind down of unprofitable businesses and improved working capital management.

     Amortization of Goodwill. Amortization of goodwill increased from $396 to $5,496 as a result of the amortization on the $314,901 reorganization asset, established as part of "Fresh Start Reporting," which is being amortized over five years.

     Restructuring Costs. During the period ended December 31, 1997 the Company recorded $5,000 in restructuring charges for shutdown and relocation costs relating to the move of the corporate headquarters from Tampa, Florida to Lebanon, New Jersey. No restructuring charges were recorded during the period ended January 3, 1999.

     Gain on Sale of Operation. During the period ended December 31, 1997, the Company recognized a gain on the sale of the Material Handling division of Kingston Warren of $11,354.

     Other (Income) Expenses, Net. Other (income) expense increased from $9 to ($41) due to rental income from an idle facility.

     Reorganization Items. During the period ended January 3, 1999, the Company recognized, as part of "Fresh Start Reporting," charges that aggregated $50,430 for adjustments to reflect all assets and liabilities at their respective fair values. Reorganization charges during the period ended December 31, 1997 represent mainly professional fees incurred in connection with the bankruptcy proceedings.

     Provision for Income Taxes. The increase from $169 to $876 was principally due to the reorganization of the Company. Items that materially contributed to the increase were the Federal minimum tax and state income taxes.

     Extraordinary Item. During the period ended January 3, 1999 an extraordinary gain of $206,363 was recorded for the forgiveness of debt that resulted from the reorganization of the Company in accordance with "Fresh Start Reporting."

     Net Income (Loss). The net income (loss) increased from ($5,519) to $152,803 for the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

     On a pro forma basis, the cash flow (usage) for the two months ended November 29, 1998 (pre-confirmation) and the one month ended January 3, 1999 (post-confirmation) have been combined for purposes of comparison to the three months ended December 31, 1997.

     For the three months ended January 3, 1999, the company had cash (used by) operations of ($12,129) compared to cash provided by operations of $10,507 for the three months ended December 31, 1997. The decrease was due to an increase in financing, legal and professional fees and other payments related to the Company's emergence from Chapter 11 proceedings on November 24, 1998 in addition to significant expenditures related to its installation of a new management information system that will allow its critical information systems and technology infrastructure to be Year 2000 compliant. The prior year's results included an advance from a major customer to partially defray the cost of shutting down the Toledo, Ohio facility.

     The Company emerged from Chapter 11 on November 24, 1998, repaid the DIP Facility, the Post-Petition Term Loan, and issued $25,000 of Senior Secured Notes and entered into a $115,000 Senior Credit facility. The Company had borrowing availability of approximately $30,000 as of February 16, 1999. Management anticipates having sufficient liquidity to conduct its activities in fiscal 1999 as result of the borrowing availability provided by these facilities.


     Continuation of the Company's business after reorganization is dependent upon the success of future operations, including execution of the company's turnaround business strategy and the ability to meet obligations as they become due. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and at January 3, 1999 had a net working capital deficit. These factors among others raise substantial doubt about the Company's ability to achieve successful future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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


     The Company is currently installing a new management information system that will allow its critical information systems and technology infrastructure to be Year 2000 compliant before transactions for the year 2000 are expected. Many of the Company's systems include new hardware and packaged software recently purchased from large vendors who have represented that these systems are already Year 2000 compliant. The Company is in the process of obtaining assurances from vendors that timely updates will be made available to make all remaining purchased software Year 200 compliant. The Company expects to utilize both internal and external resources to reprogram or replace and test all of its software for Year 2000 compliance, and the Company has commenced the installation of its Year 2000 compliant systems at pilot locations in the first quarter of fiscal 1999, with the Company-wide rollout to be completed by the Spring of 1999. The estimated cost for this project is $14 million. The Company spent approximately $7.7 million for Year 2000 compliance in fiscal 1998 and spent approximately $3.9 million for the 3 month period ended January 3, 1999.

     However, even if these changes are successful, the Company remains at risk from Year 2000 failures caused by third parties. The Company has surveyed key utilities and suppliers but is still in the process of assessing the information provided to remediate Year 2000 issues. Failure by such key utilities or suppliers to complete Year 2000 compliance work in a timely manner could have a material adverse effect on certain of the Company's operations. Examples of problems that could result from the failure by third parties with whom the Company interacts to remediate Year 2000 problems include, in the case of utilities, service failures such as power, telecommunications, elevator operations and loss of security access control and, in the case of suppliers, failures to satisfy orders on a timely basis and to process orders correctly. Additionally, general uncertainty regarding the success of remediation may cause many suppliers to reduce their activities temporarily as they assess and address their Year 2000 efforts in 1999. This could result in a general reduction in available supplies in late 1999 and early 2000. Management cannot predict the magnitude of any such reduction or its impact on the Company's financial results. There can be no assurance that the systems of other companies on which the Company's systems rely will be converted in a timely fashion, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company's consolidated financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Management does not believe that here is any material market risk exposure with respect to derivative or other financial instruments that are required to be disclosed.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES


     On May 8, 1997 ("Petition Date"), Harvard filed a petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware. On November 24, 1998, the Company substantially consummated its First Amended Modified Consolidated Plan Under Chapter 11 of The Bankruptcy Code dated August 19, 1998 and emerged from bankruptcy.



     The Plan of Reorganization provided that New Common Stock, New Junior Secured Debentures and the New Warrants issued under the Plan of Reorganization may be resold by the holders thereof without registration unless any such holder is deemed to be an "underwriter" with respect to such securities, as defined in section 1145(b)(1) of the Bankruptcy Code.


     On November 24, 1998, the Company issued $25,000 of 14-1/2% Senior Secured Notes due September 1, 2003. The Notes were issued pursuant to its Chapter 11 Plan of Reorganization and subject to an exemption from the registration requirements of the Securities Act of 1933 (and of equivalent state securities or "blue sky" laws) provided by section 1145(a)(1) of the Bankruptcy Code.

     See Footnote 5 for the financial impact of the Plan of Reorganization on registered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     See Footnote 1 for information related to Emergence from Chapter 11 Reorganization

     (UPDATE TO GO)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

          27 Financial Data Schedule (for electronic submission only)

     (b) Reports on Form 8-K:

          None.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: February   , 1999                                    HARVARD INDUSTRIES, INC.

                                          By:      /s/ ROGER G. POLLAZZI
                                             ----------------------------------
                                                      Roger G. Pollazzi
                                                   Chairman of the Board
                                            Chief Executive Officer and Director

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                SIGNATURE                                      TITLE                             DATE
------------------------------------------  -------------------------------------------   -------------------

         /s/ THEODORE W. VOGTMAN            Executive Vice President and Chief              February   , 1999
------------------------------------------  Financial Officer (Principal Financial
           Theodore W. Vogtman              Officer)

          /s/ KEVIN L. B. PRICE             Vice President, Controller and Treasurer        February   , 1999
------------------------------------------  (Principal Accounting Officer)
            Kevin L. B. Price

             /s/ JON R. BAUER               Director                                        February   , 1999
------------------------------------------
               Jon R. Bauer

          /s/ THOMAS R. COCHILL             Director                                        February   , 1999
------------------------------------------
            Thomas R. Cochill

        /s/ RAYMOND GARFIELD, JR.           Director                                        February   , 1999
------------------------------------------
          Raymond Garfield, Jr.

           /s/ DONALD P. HILTY              Director                                        February   , 1999
------------------------------------------
             Donald P. Hilty

         /s/ GEORGE A. POOLE, JR.           Director                                        February   , 1999
------------------------------------------
           George A. Poole, Jr.

        /s/ JAMES P. SHANAHAN, JR.          Director                                        February   , 1999
------------------------------------------
          James P. Shanahan, Jr.

          /s/ RICHARD W. VIESER             Director                                        February   , 1999
------------------------------------------
            Richard W. Vieser

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER     DESCRIPTION                                                                                     PAGE NO.
----------   -----------                                                                                     --------
27           Financial Data Schedule