Form 10-Q/A
period 1999-01-03
HARVARD INDUSTRIES INC
filed 1999-02-23
CIK 46012

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 23, 1999

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


     The reorganization value of the Company was determined by management, with assistance from independent financial professionals. The methodology employed involved estimation of enterprise value (i.e., the market value of the Company's debt and stockholders' equity which was determined to be $275,000), taking into account a discounted cash flow analysis (EnterpriseValue). The discounted cash flow analysis was based on five-year cash flow projections prepared by management and average discount rates of 5.34 percent. The reorganization value of the Company was determined to be $552,428 as of November 29, 1998 (Reorganization Value).

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

5. EARNINGS PER COMMON SHARE:--(CONTINUED)


     Although on February 16, 1999, 8,240,295 of the Company's 50,000,000 authorized shares were outstanding, the Registrant's Chapter 11 Plan of Reorganization requires it to issue additional shares to certain claimants in the Bankruptcy case. The exact number of shares to be issued is presently unknown, as certain claims are unliquidated and others are disputed as to amount or validity. However, management estimates that approximately 3,750,000 additional shares will be issued in the process of resolving claims.



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

7. GUARANTOR SUBSIDIARIES:


     Both the $115,000 Senior Credit Facility and the 14 1/2% Senior Secured Notes are unconditionally guaranteed (collectively, the "Guarantees") jointly and severally on a senior basis, by each of the Company's domestic subsidiaries (the "Subsidiary Guarantors"). The Senior Credit Facility is secured by a first priority security interest and the Senior Secured Notes are senior obligations of the Subsidiary Guarantors (including indebtedness incurred under the Senior Credit Facility) and rank senior to all existing and future subordinated obligations of such Subsidiary Guarantors. Senior Secured Notes are secured by a second priority security interest in substantially all of the tangible property (and all of the capital stock of the Subsidiary Guarantors) of the Company and the Subsidiary Guarantors and all proceeds thereof. Harvard's Canadian Subsidiary, Trim Trends Canada, Ltd. has pledged a majority of its common stock under the Guarantees.



     The claims of the creditors (including trade creditors) of any subsidiary that is not a Subsidiary Guarantor i.e. Trim Trends Canada, Ltd. generally have priority as to the assets of such subsidiaries over the claims of the holders of the Notes.

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


     The following condensed consolidating information presents--


          1. Condensed balance sheets as of January 3, 1999 (Post-Confirmation) and September 30, 1998 (Pre-Confirmation) and condensed statements of operations and cash flows for the one month ended January 3, 1999 (Post-Confirmation) the three months ended December 31, 1997 and two months ended November 29, 1998 (Pre-Confirmation).


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


          5. The Parent Company, pursuant to the terms of an interest bearing note with Guarantor Subsidiaries, has included in their allocation of expenses, interest expense for the two months ended November 29, 1998 and the three months ended December 31, 1997.


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

                            HARVARD INDUSTRIES, INC.
                    CONSOLIDATING BALANCE SHEETS (UNAUDITED)
                      JANUARY 3, 1999 (POST-CONFIRMATION)
                           (IN THOUSANDS OF DOLLARS)


                                                                               COMBINED
                                                               COMBINED          NON-
                                                   PARENT     GUARANTOR       GUARANTOR
                                                  COMPANY     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                  --------    ------------    ------------    ------------    ------------
                    ASSETS
Current assets:
  Cash and cash equivalents....................   $  2,626      $  4,424        $    269       $        0       $  7,319
  Accounts receivable, net.....................        412        40,577           7,041                0         48,030
  Inventories..................................          0        31,514             755                0         32,269
  Prepaid expenses and other current assets....      3,292         3,365             180                0          6,837
                                                  --------      --------        --------       ----------       --------
       Total current assets....................      6,330        79,880           8,245                0         94,455
Investment in subsidiaries.....................     53,268        14,087               0          (67,355)             0
Property, plant and equipment, net.............      2,154       113,627           7,780                0        123,561
Intangible assets, net.........................          0       309,669               0                0        309,669
Intercompany receivables.......................    128,243             0           2,195         (130,438)             0
Other assets, net..............................      4,553           908              74                0          5,535
                                                  --------      --------        --------       ----------       --------
                                                  $194,548      $518,171        $ 18,294       $ (197,793)      $533,220
                                                  --------      --------        --------       ----------       --------
                                                  --------      --------        --------       ----------       --------
     LIABILITIES AND SHAREHOLDERS' EQUITY
                  (DEFICIENCY)
Current liabilities:
  Current portion of DIP loans.................
  Creditors subordinated term loan.............
  Current portion of long-term debt............                    7,666                                           7,666
  Accounts payable.............................      6,220        31,047           3,387                          40,654
  Accrued expenses.............................      4,318        56,226             820                          61,364
  Income taxes payable.........................          0         7,602               0                           7,602
                                                  --------      --------        --------       ----------       --------
       Total current liabilities...............     10,538       102,541           4,207                0        117,286

Liabilities subject to compromise(a)
DIP loans......................................
Long-term debt.................................                   73,750                                          73,750
Postretirement benefits other than pensions....                   95,466                                          95,466
Intercompany payables..........................                  130,438                         (130,438)             0
Other..........................................     14,858        62,708                                0         77,566
                                                  --------      --------        --------       ----------       --------
       Total liabilities.......................     25,396       464,903           4,207         (130,438)       364,068
                                                  --------      --------        --------       ----------       --------
PIK Preferred..................................          0             0               0                0              0
                                                  --------      --------        --------       ----------       --------
Shareholders' equity (deficiency):
  Common stock and additional
     paid-in-capital...........................     17,200      (297,705)              9          297,696         17,200
  Additional minimum pension liability.........
  Foreign current translation adjustment.......       (851)         (851)           (851)           1,702           (851)
  Retained earnings (deficiency)...............    152,803       351,824          14,929         (366,753)       152,803
                                                  --------      --------        --------       ----------       --------
       Total shareholders' equity
          (deficiency).........................    169,152        53,268          14,087          (67,355)       169,152
                                                  --------      --------        --------       ----------       --------
       Total shareholders' equity
          (deficiency).........................   $194,548      $518,171        $ 18,294       $ (197,793)      $533,220
                                                  --------      --------        --------       ----------       --------
                                                  --------      --------        --------       ----------       --------


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


                                                            COMBINED        COMBINED
                                                PARENT     GUARANTOR       NON-GUARANTOR
                                                COMPANY    SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS    CONSOLIDATED
                                                -------    ------------    --------------    ------------    ------------
Sales........................................   $    0       $ 38,645          $1,521          $      0        $ 40,166
                                                -------      --------          ------          --------        --------
  Costs and expenses:
     Cost of sales...........................        0         34,372           1,262                            35,634
     Selling, general and
       administrative........................      814          2,207               0                             3,021
     Interest expense........................        0            997              (6)                              991
     Restructuring charges...................        0              0               0                                 0
     Gain on sale of operation...............        0              0               0                                 0
     Amortization of goodwill................        0          5,232               0                             5,232
     Other (income) expense, net.............      (25)           (63)             81                                (7)
     Equity in (income) loss of
       subsidiaries..........................    3,999           (112)              0            (3,887)              0
     Allocated expenses......................      (10)            10               0                 0               0
                                                -------      --------          ------          --------        --------
       Total costs and expenses..............    4,778         42,643           1,337            (3,887)         44,871
                                                -------      --------          ------          --------        --------
Income (loss) before income taxes and
  reorganization items.......................   (4,778)        (3,998)            184             3,887          (4,705)
Reorganization items.........................        0              0               0                 0               0
                                                -------      --------          ------          --------        --------
Income (loss) before income taxes............   (4,778)        (3,998)            184             3,887          (4,705)
Provision for income taxes...................      219              1              72                 0             292
                                                -------      --------          ------          --------        --------
       Net gain (loss).......................   $(4,997)     $ (3,999)         $  112          $  3,887        $ (4,997)
                                                -------      --------          ------          --------        --------
                                                -------      --------          ------          --------        --------

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


                                                            COMBINED        COMBINED
                                                PARENT     GUARANTOR       NON-GUARANTOR
                                               COMPANY     SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                               --------    ------------    -------------    ------------    ------------
Sales.......................................   $      0      $ 85,550         $ 3,500                         $ 89,050
                                               --------      --------         -------         --------        --------
  Costs and expenses:
     Cost of sales..........................          0        76,774           2,854                           79,628
     Selling, general and
       administrative.......................      2,230         2,921                                            5,151
     Interest expense.......................          0         1,633               3                            1,636
     Restructuring charges..................
     Gain on sale of operation..............
     Amortization of goodwill...............                      264               0                              264
     Other (income) expense, net............                     (198)            164                              (34)
     Equity in (income) loss of
       subsidiaries.........................      6,844          (269)                          (6,575)              0
     Allocated expenses.....................        (20)           20                                                0
                                               --------      --------         -------         --------        --------
       Total costs and expenses.............      9,054        81,145           3,021           (6,575)         86,645
                                               --------      --------         -------         --------        --------
Income (loss) before income taxes and
  reorganization items......................     (9,054)        4,405             479            6,575           2,405
Reorganization items........................          0        50,384               0                0          50,384
                                               --------      --------         -------         --------        --------
Income (loss) before income taxes...........     (9,054)      (45,979)            479            6,575         (47,979)
Provision for income taxes..................        300            74             210                0             584
                                               --------      --------         -------         --------        --------
       Net loss before extraordinary item...     (9,354)      (46,053)            269            6,575         (48,563)
Extraordinary item..........................    167,154        39,209               0                0         206,363
                                               --------      --------         -------         --------        --------
       Net income (loss)....................   $157,800      $ (6,844)        $   269         $  6,575        $157,800
                                               --------      --------         -------         --------        --------
                                               --------      --------         -------         --------        --------

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


                                                              COMBINED       COMBINED
                                                   PARENT    GUARANTOR      NON-GUARANTOR
                                                   COMPANY   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                   -------   ------------   -------------   ------------   ------------
Cash flows related to operating activities:
  Loss from operations before reorganization
    items........................................  (9,355)        4,331            269          6,575           1,820
  Add back (deduct) items not affecting cash and
    cash equivalents:
    Equity in (income) loss of subsidiaries......   6,844          (269)            --         (6,575)              0
    Depreciation and amortization................      12         3,799            168             --           3,979
    Gain on sale of operation....................      --            --             --             --              --
    Loss on disposition of property, plant and
      equipment..................................      --            --             --             --              --
    Postretirement benefits......................      --            --             --             --              --
  Changes in operating assets and liabilities net
    of effects from reorganization items:
    Accounts receivable..........................   1,654       (12,667)        (4,064)            --         (15,077)
    Inventories..................................   1,720        (2,986)            98             --          (1,168)
    Other current assets.........................     470            35           (103)            --             402
    Accounts payable.............................   4,199        17,713           (236)            --          21,676
    Accrued expenses and income taxes
      payable....................................  (16,671)      (7,456)           382             --         (23,745)
    Other noncurrent liabilities.................   5,266       (10,164)         3,486             --          (1,412)
                                                   -------     --------        -------         ------        --------
      Net cash provided by (used in) operations
         before reorganization items.............  (5,861)       (7,664)             0                        (13,525)
      Net cash provided by (used in)
         reorganization items....................       0        (4,018)             0             --          (4,018)
                                                   -------     --------        -------         ------        --------
      Net cash provided by (used in) operations..  (5,861)      (11,682)             0                        (17,543)
                                                   -------     --------        -------         ------        --------
Cash flows related to investing activities:
  Acquisition of property, plant and equipment...      --        (2,856)            --             --              --
  Net proceeds from sale of operation............      --            --             --             --              --
  Net change in other noncurrent accounts........      --            --             --             --              --
                                                   -------     --------        -------         ------        --------
      Net cash provided by (used in) investing
         activities..............................       0        (2,856)             0                         (2,856)
                                                   -------     --------        -------         ------        --------
Cash flows related to financing activities:
  Deferred financing costs.......................                (3,338)                                       (3,338)
  Net borrowings (repayments) under DIP
    financing....................................      --                           --            --
  Net borrowings (and repayments) under
    financing/credit agreement...................               (39,298)                                      (39,298)
  Advance payment from customer..................      --                           --
  Repayments of long-term debt...................      --        81,425             --             --          81,425
  Retirement of creditors unsecured term loan....               (25,000)                                      (25,000)
  Repayment of EPA settlements...................      --                           --             --
  Net changes in intercompany balances...........      --            --             --             --              --
                                                   -------     --------        -------         ------        --------
      Net cash provided by (used in)
         financing activities....................       0        13,789              0             --          13,789
                                                   -------     --------        -------         ------        --------
Net increase (decrease) in cash and cash
  equivalents....................................  (5,861)         (749)             0             --          (6,610)
Cash and cash equivalents:
  Beginning of period............................  10,229         1,395              0             --          11,624
                                                   -------     --------        -------         ------        --------
  End of period..................................   4,368           646              0             --           5,014
                                                   -------     --------        -------         ------        --------
                                                   -------     --------        -------         ------        --------

                            HARVARD INDUSTRIES, INC.
               CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
              ONE MONTH ENDED JANUARY 3, 1999 (POST-CONFIRMATION)
                           (IN THOUSANDS OF DOLLARS)



                                                             COMBINED        COMBINED
                                                   PARENT    GUARANTOR      NON-GUARANTOR
                                                   COMPANY   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                   -------   ------------   -------------   ------------   ------------
Cash flows related to operating activities:
  Loss from operations before reorganization
    items........................................  (4,997)      (3,999)            112          3,887         (4,997)
  Add back (deduct) items not affecting cash and
    cash equivalents:
    Equity in (income) loss of subsidiaries......   3,999         (112)             --         (3,887)             0
    Depreciation and amortization................       6        6,006             154             --          6,166
    Gain on sale of operation....................      --           --              --             --             --
    Loss on disposition of property, plant and
      equipment..................................      --           --              --             --             --
    Postretirement benefits......................      --           --              --             --             --
  Changes in operating assets and liabilities net
    of effects from reorganization items:
    Accounts receivable..........................     151       23,080             862             --         24,093
    Inventories..................................       0       (4,351)           (104)            --         (4,455)
    Other current assets.........................  (1,780)         302             (60)            --         (1,538)
    Accounts payable.............................    (361)      (6,478)            719             --         (6,120)
    Accrued expenses and income taxes
      payable....................................     541       (5,519)            358             --         (4,620)
    Other noncurrent.............................     699          435          (1,772)            --           (638)
                                                   -------      ------         -------         ------         ------
      Net cash provided by (used in) operations
         before reorganization items.............  (1,742)       9,364             269             --          7,891
      Net cash provided by (used in)
         reorganization items....................       0       (2,477)              0             --         (2,477)
                                                   -------      ------         -------         ------         ------
      Net cash provided by (used in) operations..  (1,742)       6,887             269             --          5,414
                                                   -------      ------         -------         ------         ------
Cash flows related to investing activities:
  Acquisition of property, plant and equipment...      --       (3,100)             --             --         (3,100)
  Net proceeds from sale of operation............      --           --              --             --             --
  Net change in other noncurrent accounts........      --           --              --             --             --
                                                   -------      ------         -------         ------         ------
      Net cash provided by (used in) investing
         activities..............................       0       (3,100)              0             --         (3,100)
                                                   -------      ------         -------         ------         ------
Cash flows related to financing activities:
  Net borrowings (repayments) under DIP
    financing....................................
  Net borrowing (and repayments) under
    Financing/Credit agreement...................
  Advance payment from customer..................       0           (9)              0             --             (9)
  Repayments of long-term debt...................      --           --              --             --             --
  Repayment of EPA settlements...................      --           --              --             --             --
  Net changes in intercompany balances...........      --           --              --             --             --
                                                   -------      ------         -------         ------         ------
      Net cash provided by (used in) financing
         activities..............................       0           (9)              0             --             (9)
                                                   -------      ------         -------         ------         ------
Net increase (decrease) in cash and cash
  equivalents....................................  (1,742)       3,778             269             --          2,305
Cash and cash equivalents:
  Beginning of period............................   4,368          646               0             --          5,014
                                                   -------      ------         -------         ------         ------
  End of period..................................   2,626        4,424             269             --          7,319
                                                   -------      ------         -------         ------         ------
                                                   -------      ------         -------         ------         ------

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

     Amortization of Intangibles. Amortization of Intangibles increased from $396 to $5,496 as a result of the amortization on the $314,901 reorganization asset, established as part of "Fresh Start Reporting," which is being amortized over five years.

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

Date: February 23, 1999                                    HARVARD INDUSTRIES, INC.

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

                SIGNATURE                                      TITLE                             DATE
------------------------------------------  -------------------------------------------   -------------------

         /s/ THEODORE W. VOGTMAN            Executive Vice President and Chief              February 23, 1999
------------------------------------------  Financial Officer (Principal Financial
           Theodore W. Vogtman              Officer)

          /s/ KEVIN L. B. PRICE             Vice President, Controller and Treasurer        February 23, 1999
------------------------------------------  (Principal Accounting Officer)
            Kevin L. B. Price

             /s/ JON R. BAUER               Director                                        February 23, 1999
------------------------------------------
               Jon R. Bauer

          /s/ THOMAS R. COCHILL             Director                                        February 23, 1999
------------------------------------------
            Thomas R. Cochill

        /s/ RAYMOND GARFIELD, JR.           Director                                        February 23, 1999
------------------------------------------
          Raymond Garfield, Jr.

           /s/ DONALD P. HILTY              Director                                        February 23, 1999
------------------------------------------
             Donald P. Hilty

         /s/ GEORGE A. POOLE, JR.           Director                                        February 23, 1999
------------------------------------------
           George A. Poole, Jr.

        /s/ JAMES P. SHANAHAN, JR.          Director                                        February 23, 1999
------------------------------------------
          James P. Shanahan, Jr.

          /s/ RICHARD W. VIESER             Director                                        February 23, 1999
------------------------------------------
            Richard W. Vieser

                                 EXHIBIT INDEX

 EXHIBIT
  NUMBER     DESCRIPTION                                                                                     PAGE NO.
----------   -----------                                                                                     --------
27           Financial Data Schedule