Form 10-K405/A
period 1998-09-30
HARVARD INDUSTRIES INC
filed 1999-04-15
CIK 46012

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A
                                AMENDMENT NO. 1

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

             COMMISSION FILE NUMBER             0-21362
                                      ......................................

                            HARVARD INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                 21-0715310
              (STATE OR OTHER JURISDICTION                                    (I.R.S. EMPLOYER
           OF INCORPORATION OR ORGANIZATION)                                IDENTIFICATION NO.)

           3 WERNER WAY, LEBANON, NEW JERSEY                                       08833
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                 (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (908) 437-4100
        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                TITLE OF SECURITIES                                 EXCHANGES ON WHICH REGISTERED
Common Stock ($0.01 par value)                                          Nasdaq National Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No __

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

TITLE                        OUTSTANDING
---------------------------  ------------------------------------------------------------------------------------
Common Stock                 As of September 30, 1998 there were 7,026,437 shares outstanding. On November 24,
                             1998 the Registrant's Chapter 11 plan became effective, the old shares were cancelled and new shares were authorized. As of January 11, 1999 the total number of outstanding shares of new Common Stock is 8,240,295.

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

     This Annual Report on Form 10-K for the fiscal year ended September 30 is being amended hereby to clarify certain disclosures made as of September 30, 1998 or as of the original date of filing of the Annual Report on Form 10-K, as the case may be, unless a different date is specified.

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

     There were two phases of administrative proceedings in the case. The first phase, known as Operable Unit I ("OUI"), involves a unilateral order requiring the named PRPs to implement the remedy chosen by the EPA, consisting of the replacement of the drinking water supply to local residents and installation and operation of a groundwater treatment system to remediate groundwater contamination. In addition, the EPA filed a complaint in the United States District Court for the District of Puerto Rico seeking damages and recovery of costs from the PRPs, as well as a declaratory judgment that the PRPs were liable for future response costs. The EPA also issued a Phase II Unilateral Order requiring the PRPs to perform a Phase II Remedial Investigation/Feasibility Study known as Operable Unit II.

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

     As to Harman's share of all other costs, pursuant to a Settlement Agreement, dated June 30, 1993, Harman, Motorola and West Company each agreed to pay General Electric the sum of $800,000 in return for General Electric's and Unisys' agreement to assume liability for, and indemnify and hold Harman and the others harmless against, the EPA's cost recovery claim, to undertake operation and maintenance of the OUI cleanup system and to construct, operate and maintain any other proposed system that may be required by the EPA under OUI, to comply with the Phase II Unilateral Order and to conduct any further work concerning further phases of work at the Vega Alta Site. Harman, West Company and Motorola retained liability for any cleanup activities that may in the future be required by EPA at their respective facilities due to their own actions, for toxic tort claims and for natural resource damage claims. Harman's settlement payment to General Electric was being made in 20 equal quarterly installments that commenced in January 1995 with 9% interest per annum. As a result of Harman's bankruptcy filing in May 1997, such payments were suspended. General Electric made a claim in the Chapter 11 Cases for the remaining amount which General Electric believes is owed pursuant to the Settlement Agreement. On December 29, 1998, the Bankruptcy Court approved the Company's Assumption and Modification of the Settlement Agreement whereby the Company will pay General Electric a total of $300,000 in settlement of its claims.

     In light of the cost-sharing arrangement described above, the PRPs (including Harman) have stipulated with the EPA as to liability in order to avoid further litigation. A consent decree among all of the PRPs and the United States, on behalf of the EPA, was fully executed by all parties, and was entered by the Federal District Court for the District of Puerto Rico, finally resolving the cost recovery litigation.

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

     Alsco-Anaconda Superfund Site. Alsco Inc. ("Alsco") was the former owner and operator of a manufacturing facility located in Gnadenhutten, Ohio. Alsco was merged into and became a division of Harvard. In August 1971, the Alsco division was sold to Anaconda Inc., which became Alsco-Anaconda, Inc., a predecessor to an entity now merged with and survived by the Atlantic Richfield Company ("ARCO"). The facility, when acquired by ARCO's predecessor, consisted of an architectural manufacturing plant, office buildings, a wastewater treatment plant, two sludge settling basins and a sludge pit. The basins and pit were used for treatment and disposal of substances generated from its manufacturing processes. The basins, pit and adjacent wooded marsh were proposed for inclusion on EPA's National Priorities List in October 1984. Those areas were formally listed by the EPA as the "Alsco-Anaconda Superfund Site" in June 1986.

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

     Air Emissions at Tiffin, Ohio Facility. On July 2, 1998, the State of Ohio filed a two count complaint against Harvard and Hayes-Albion in state court (the "Complaint") seeking civil penalties and injunctive relief for alleged violations of air emissions regulations at Hayes-Albion's Tiffin, Ohio facility from March 1990 to the present. The Complaint seeks civil penalties in the amount of $25,000 per day per violation from March 1990 to the present. Hayes-Albion disputes Ohio's method of calculating the allowable emission rate for the four induction furnaces upon which the State of Ohio bases its allegations in the Complaint, and believes that, using the proper method of calculation, the facility should have no liability. The State of Ohio filed a claim against Harvard and against Hayes-Albion in the Chapter 11 Cases for penalties related to the alleged air violations in the amount of $1,315,000. Harvard and Hayes-Albion have concluded a settlement with the State of Ohio with the entry of a consent decree dated December 23, 1998, which as of the date hereof has been approved by the Bankruptcy Court. Under the settlement the Company will pay Ohio a civil penalty of $205,857.

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

     The NJDEP made a claim in the Chapter 11 Cases for past and future response costs relating to the PJP Landfill. Amerace also asserted a claim in the Chapter 11 Cases that it is entitled to indemnification from Harvard pursuant to the 1985 Asset Purchase Agreement for response costs it incurs in connection with the PJP Landfill. The NJDEP has withdrawn its claim. Harvard intends to object to Amerace's claim.

     Stratford Industrial Park Facility. Hayes-Albion operated a facility at the Stratford Industrial Park in Forsyth County, North Carolina from 1968 until 1982, when the facility and assets were sold to Sonoco Products Company ("Sonoco Products"). The North Carolina Department of Environment and Natural Resources ("NCDENR") made a claim in the Chapter 11 Cases for unliquidated amounts alleging that Hayes-Albion may be responsible for possible soil contamination in connection with the removal of a 20,000-gallon underground storage tank in 1984 at the facility. According to the NCDENR, there is no evidence of confirmation sampling to ensure that all contamination was removed at the time of the removal of the underground storage tank and therefore the site may be contaminated. As of the date hereof, NCDENR has offered to settle this claim for a de minimus amount and Harvard is currently evaluating this offer. If no settlement is reached, the Company will object to the claim.

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

                                                                           SEPTEMBER 30,
                                                   -------------------------------------------------------------
                                                     1998         1997         1996        1995(1)       1994
                                                   ---------    ---------    ---------    ---------    ---------
                                                                         ($ IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net sales......................................... $ 690,076    $ 810,769    $ 824,837    $ 631,832    $ 614,952
Cost of sales.....................................   656,243      797,774      776,141      557,340      543,532
                                                   ---------    ---------    ---------    ---------    ---------
Gross profit......................................    33,833       12,995       48,696       74,492       71,420
Selling, general and administrative expenses......    66,546       45,822       42,858       33,037       32,217
Amortization of goodwill..........................     1,584        8,448       15,312        2,986        1,584
Impairment and restructuring charges(3)...........    10,842      288,545           --           --           --
Interest expense(2)...............................    14,231       36,659       47,004       19,579       11,947
Gain on sale of operations(4).....................   (28,673)          --           --           --           --
Other (income) expense, net(5)....................     3,980        5,530        1,538       (1,789)        (532)
                                                   ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations before
  reorganization items, income taxes and
  extraordinary item..............................   (34,677)    (372,009)     (58,016)      20,679       26,204
Reorganization items..............................    14,920       16,216           --           --           --
                                                   ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations before
  income taxes and, extraordinary item............   (49,597)    (388,225)     (58,016)      20,679       26,204
Provision (benefit) for income taxes..............     6,207        1,204        3,196       11,566        9,536
                                                   ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations before
  extraordinary item..............................   (55,804)    (389,429)     (61,212)       9,113       16,668
Loss from discontinued operations, net of
  tax(6)..........................................        --           --       (7,500)          --       (9,038)
                                                   ---------    ---------    ---------    ---------    ---------
Income (loss) before extraordinary item...........   (55,804)    (389,429)     (68,712)       9,113        7,630
Extraordinary item................................        --           --           --       (2,192)          --
                                                   ---------    ---------    ---------    ---------    ---------
Net income (loss)................................. $ (55,804)   $(389,429)   $ (68,712)   $   6,921    $   7,630
PIK preferred dividends and accretion(7)..........        --    $  10,142    $  14,844    $  14,809    $  14,767
                                                   ---------    ---------    ---------    ---------    ---------
Net loss attributable to common stockholders...... $ (55,804)   $(399,571)   $ (83,556)   $  (7,888)   $  (7,137)
                                                   ---------    ---------    ---------    ---------    ---------
                                                   ---------    ---------    ---------    ---------    ---------

                                                                       (Footnotes appear on the following page.)

                                                                     YEAR ENDED SEPTEMBER 30,
                                                   -------------------------------------------------------------
                                                     1998         1997         1996        1995(1)       1994
                                                   ---------    ---------    ---------    ---------    ---------
SHARE DATA:
BASIC AND DILUTED EARNINGS PER SHARE
Income (loss) from continuing operations.......... $   (7.94)   $  (56.91)      (10.87)       (0.82)        0.27
Loss from discontinued operations.................        --           --        (1.07)          --        (1.28)
Extraordinary Item................................        --           --           --        (0.32)          --
                                                   ---------    ---------    ---------    ---------    ---------
Net loss per share................................     (7.94)      (56.91)      (11.94)       (1.14)       (1.01)
                                                   ---------    ---------    ---------    ---------    ---------
                                                   ---------    ---------    ---------    ---------    ---------
Weighted average number of shares and
  equivalents..................................... 7,026,437    7,020,692    6,999,279    6,894,093    7,041,324
                                                   ---------    ---------    ---------    ---------    ---------
                                                   ---------    ---------    ---------    ---------    ---------
FINANCIAL RATIOS AND OTHER DATA:
Depreciation and amortization..................... $  27,904    $  60,186    $  65,658    $  34,856    $  29,855
Cash flows (used in) provided by continuing
  operations......................................    23,526       11,045       (3,133)      24,305       89,071
Capital expenditures..............................    24,887       36,572       40,578       22,080       10,141
Cash flows (used in) provided by investing
  activities......................................     3,564      (34,156)     (43,001)    (226,023)     (13,954)
Cash flows (used in) provided by financing
  activities......................................   (24,678)      31,216       27,316      161,283      (30,348)

BALANCE SHEET DATA:
Working capital (deficiency)...................... $ (90,024)   $   2,096    $  (7,158)   $  19,417    $  30,333
Total assets......................................   250,981      307,494      617,705      662,262      387,942
Liabilities subject to compromise(8)..............   385,665      397,319           --           --           --
DIP Credit Facilities, including current portion..    39,161       87,471           --           --           --
Creditors subordinated term loan..................    25,000           --           --           --           --
Long-term debt, including current portion.........         0       14,087      360,603      324,801      113,381
PIK preferred stock...............................   124,637      124,637      114,495       99,651       99,841
Shareholders' equity (deficiency)................. $(609,230)   $(547,128)   $(145,724)   $ (62,206)   $ (59,032)

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

     Impairment of Long-Lived Assets and Restructuring Costs. During 1998 the Company recorded $5,000 in restructuring charges representing shutdown and relocation costs of $2,500, relating primarily to severance and moving costs associated with the move of the corporate headquarters from Tampa, Florida to Lebanon, New Jersey, and approximately $2,500 for three senior executive officers. Additionally, the Company wrote-off as impaired substantially all the property, plant and equipment at Hayes Albion's Tiffin, Ohio facility and the equipment and tooling for a platform that is being discontinued earlier than planned. During 1997, a charge of $288,545 was recorded for the impairment of long-lived assets at several subsidiaries.

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

DONALD P. HILTY

     Director since November 24, 1998. Donald P. Hilty became a director of the Company on the Effective Date. He has been a business consultant since 1996, in which capacity he has performed business and economic analyses for numerous corporate and not-for-profit clients with regard to business conditions, industry analysis, international business, public policy concerning trade and competitiveness issues, and other functions. From 1980 to 1994, Mr. Hilty served as the Chief Economist of the Chrysler Corporation. In addition, at Chrysler, he held marketing, finance and research positions during twelve years in Geneva, London and Paris. He was a Senior Fellow at the Economic Strategic Institute from 1994 to 1996. Mr. Hilty holds a BA degree from Wheaton College, an MBA from the University of Colorado and a Doctor of Business Administration from the Indiana University Graduate School of Business.
     Term of Office: 1 year
     Age: 69

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

RICHARD W. VIESER

     Director since December 1998. Richard W. Vieser became a director of the Company in December 1998. Retired from active employment since 1989. Chairman, Chief Executive Officer and President of Lear Siegler, Inc. (a diversified manufacturing company) from 1987 to 1989. Chairman of the Board and Chief Executive Officer of FL Industries, Inc. and FL Aerospace (formerly Midland-Ross Corporation) (also a diversified manufacturing company) from 1985 and 1986 to 1989, respectively. Former President and Chief Operating Officer of McGraw-Edison Co. Currently, Mr. Vieser serves as a director of Ceridian Corporation (formerly Control Data), Global Industrial Technologies (formerly INDRESCO, Inc.) International Wire, Sybron International Corporation, Varian Associates and Viasystems Group, Inc.
     Term of Office: 1 year
     Age: 71

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

BRIAN D. BENNINGER

     Senior Vice President, Marketing since August 1995. Brian D. Benninger has been a Senior Vice President of the Company since August 1995. From February 1992 to July 1995, Mr. Benninger was Vice President, Sales and Product Design, of the Company's subsidiary, Kingston-Warren. In addition, from October 1993 to the time he became an officer of the Company, Mr. Benninger served as Vice President, Sales, Marketing and Product Design for both Harman Automotive Sales, Marketing and Project Design and Corporate CAE. Prior thereto, he was employed by Clevite Elastometers, a producer of automotive vibration dampening devices, as a Vice President of Sales and Marketing.
     Term of Office: 1 year
     Age: 51

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

DAVID C. STEGEMOLLER

     Senior Vice President, Powertrain since August 1995. David C. Stegemoller has been a Senior Vice President of the Company since August 1995. For the past five years, Mr. Stegemoller served as Vice President of Hayes-Albion and its Trim Trends division (which was then a subsidiary of the Company). Prior to joining the Company in 1990, Mr. Stegemoller was employed by Navistar International for 3 years.
     Term of Office: 1 year
     Age: 57

DOUGLAS D. ROSSMAN

     Vice President, Purchasing since December 1996. Douglas D. Rossman has been a Vice President of the Company since December 1996. Previously, he was Purchasing Manager of Federal Mogul Corp., an automobile parts manufacturer, for more than eight years.
     Term of Office: 1 year
     Age: 47

ITEM 11. EXECUTIVE COMPENSATION

                         SUMMARY COMPENSATION TABLE(1)

                                                                                         LONG-TERM COMPENSATION
                                                                            -------------------------------------------------
                                        ANNUAL COMPENSATION
                            --------------------------------------------      AWARDS
                                                                 OTHER      ----------      UNDER-       PAYOUTS
                                                                 ANNUAL     RESTRICTED      LYING        -------    ALL OTHER
                                                                COMPEN-       STOCK       OPTIONS/($)     LTIP       COMPEN-
NAME AND                                                         SATION     AWARD)(S)     (#)SARS        PAYOUTS     SATION
PRINCIPAL POSITION          YEAR    SALARY($)    BONUS($)(6)    ($)(1)(6)      (5)           (5)          ($)(5)      ($)(6)
-------------------------   ----    ---------    -----------    --------    ----------    -----------    -------    ---------
John W. Adams:
Chairman of the Board and
Chief Executive
Officer(7)...............   1998    $ 400,000            0             0         0             0            0           0
                            1997    $ 250,000            0             0         0             0            0           0
                            1996            0            0             0         0             0            0           0
Roger G. Pollazzi:
Chief Operating
Officer..................   1998    $ 525,000(2)         0             0         0             0            0           0

Theodore W. Vogtman:
Executive Vice President
and Chief Financial
Officer..................   1998    $ 218,750            0             0         0             0            0           0

J. Vincent Toscano:
Executive Vice President
of Strategic Planning....   1998    $ 218,750            0             0         0             0            0           0

Joseph J. Gagliardi:
Executive Vice President,
Administration and
Information Technology...   1998    $ 250,000                   $  3,177
                            1997      236,250            0         3,177         0             0            0           0
                            1996      220,000            0         3,300         0             0            0           0

Roger L. Burtraw:
President(7).............   1998    $ 298,942      $70,000      $852,561(3)
                            1997      350,000       35,000         3,177         0             0            0           0
                            1996      350,000            0         3,167         0             0            0           0

Richard Dawson:
Senior Vice President Law
and Administration and
General Counsel(7).......   1998    $  80,000            0      $405,647(4)      0             0            0           0
                            1997      174,259            0         3,385         0             0            0           0
                            1996      154,975            0         2,999         0             0            0           0

------------------
(1) Except as indicated in notes (3) and (4) below, all Other Compensation represents amounts contributed or accrued for fiscal 1998, 1997, and 1996 for the Named Officers under the Company's 401(k) savings plan.

(2) Mr. Roger G. Pollazzi is being compensated at the annual rate of $600,000 since November 1997 in his capacity as Chief Operating Officer of the Company.

(3) Includes severance of $800,000, a non-qualified pension of $4,348, a 401(k) matching contribution by the Company of $3,177, vacation pay of $25,000 and outplacement services of $20,000.

(4) Includes severance of $400,000, a non-qualified pension of $4,547 and a 401(k) matching contribution of $1,100.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS(1)

                                                                                       AMOUNT AND
TITLE OF                              NAME AND ADDRESS                                 NATURE OF           PERCENT
CLASS                                OF BENEFICIAL OWNER                         BENEFICIAL OWNER(1)(6)    OF CLASS
-------------  ---------------------------------------------------------------   ----------------------    --------
Common Stock   Contrarian Capital Advisors, L.L.C.(7).........................            803,289(4)          9.75
Common Stock   Contrarian Capital Management, L.L.C.(7).......................          2,056,240(4)         24.95
Common Stock   Contrarian Capital Fund II, LP(7)..............................            774,921(4)          9.40
Common         James P. Shanahan..............................................            384,182(2)(3)          *

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

(5) *Less than one percent.

(6) Includes any shares the Beneficial Owner has the right to acquire within sixty days.

(7) According to a statement on Schedule 13D filed by the Contrarian entities with the SEC in December, 1998, Contrarian Capital Management, L.L.C. is the general partner of Contrarian Capital Fund II, L.P. The Managing Members of Contrarian Capital Advisors, L.L.C. and Contrarian Capital Management, L.L.C. are Jon R. Bauer and David E. Jackson.

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

     (b) List of Exhibits

  EXHIBIT
  NUMBER      DESCRIPTION
-----------   ----------------------------------------------------------------------------------------------------
    2.1       Plan of Reorganization and related Disclosure Statement, filed with the U.S. Bankruptcy Court for the District of Delaware on July 10, 1998 (incorporated by reference to Exhibits 99.1 and 99.2 to the Company's Form 8-K filed with the Commission on July 24, 1998 (Commission File No. 001-01044)).
    2.2       First Amended and Modified Consolidated Plan of Reorganization dated August 19, 1998, filed with the
              U.S. Bankruptcy Court for the District of Delaware on August 25, 1998 (incorporated by reference to
              Exhibit 2.1 to the Company's Form 8-K filed with the Commission on October 30, 1998 (Commission File
              No. 001-01044)).
    3.1(a)*   Certificate of Incorporation of the Company.
    3.1(b)*   Certificate of Merger of the Company.
    3.2*      By-laws of the Company.
    4.1*      Form of Common Stock Certificate of the Company.
    4.2*      Indenture (including the Form of 14 1/2% Senior Secured Note due September 1, 2003), dated as of
              November 24, 1998 between the Company, the Subsidiary Guarantors and Norwest Minnesota Bank,
              National Association, as Trustee.
   10.1*      Settlement Agreement dated as of October 15, 1998, by and among the Company, certain of its subsidiaries and the PBGC.
   10.2*      Registration Rights Agreement, dated as of November 24, 1998, between the Company and the signatories listed therein.

  EXHIBIT
  NUMBER      DESCRIPTION
-----------   ----------------------------------------------------------------------------------------------------
   10.3*      Registration Rights Agreement, dated as of November 23, 1998, between the Company and Lehman
              Brothers Inc., as Initital Purchaser.
   10.4*      Credit Agreement, dated as of November 24, 1998, between the Company, its subsidiaries, General
              Electric Capital Corporation, as Administrative Agent and the lenders party thereto.
   10.5*      Loan Collateral Agreement, dated as of November 24, 1998, by the Company and its subsidiaries in favor of General Electric Capital Corporation, as Administrative Agent.
   10.6*      Collateral Agreement, dated as of November 24, 1998, by the Company and its subsidiaries in favor of
              Norwest Bank Minnesota, National Association, as Collateral Agent.
   10.7*      Warrant Agreement, dated as of November 24, 1998, between the Company and State Street Bank and
              Trust Company, as Warrant Agent.
   10.8       Harvard Industries, Inc. Nonqualified ERISA Excess Benefit Plan (incorporated by reference to
              Exhibit 10.20 to the Company's Registration Statement on Form S-1 (File No. 33-96376)).
   10.9       Harvard Industries, Inc. Nonqualified Additional Credited Service Plan (incorporated by reference to
              Exhibit 10.21 to the Company's Registration Statement on Form S-1 (File No. 33-96376)).
   10.10*     Harvard Industries, Inc. 1998 Stock Incentive Plan
   10.11**    Stipulation and Order between Debtors and ARCO Environmental Remediation, LLC Regarding Assumption
              of Settlement Agreement and the Withdrawal of Claim No. 1701 (attaching Settlement Agreement, dated as of January 16, 1995, by and between Harvard Industries, Inc. and Atlantic Richfield Company).
   10.12**    Stipulation and Order among the Debtors, General Electric Company and Caribe General Electric
              Products, Inc. Regarding Assumption of Settlement Agreement and the Withdrawal of Claim Nos. 1741
              and 1742 (attaching Settlement Agreement, dated as of June 30, 1993, by General Electric Company and
              Caribe General Electric Products, Inc., Unisys Corporation, Harvard Industries, Inc., Harman
              Automotive, Inc. and Harman Automotive of Puerto Rico, Inc., Motorola, Inc. and Motorola Telcarro de
              Puerto Rico, Inc. and The West Company Incorporated and The West Company of Puerto Rico, Inc.)
   10.13**    Stipulation and Order between the Debtors and the Fonalledas Claimants.
   10.14**    Second Amendment to Settlement Agreement, dated March 6, 1997 and March 11, 1997, between Harvard
              Industries, Inc. and The Kingson-Warren Corp. and The Town of Newmarket.
   16         Letter re change in certifying accountant (incorporated by reference to Exhibit 16.1 to the
              Company's Current Report on Form 8-K/A filed with the Commission October 7, 1998 (Commission File
              No. 001-01044)).
   21*        List of subsidiaries of the Company.
   23.1*      Consent of Arthur Andersen LLP.
   23.2*      Consent of PriceWaterhouseCoopers
   24         Powers of Attorney (contained in the signature pages hereto).

     (c) Reports on Form 8-K

          Form 8-K filed September 17, 1998

          Form 8-K/A filed October 6, 1998

          Form 8-K filed November 24, 1998

------------------
 * Previously filed.

** Filed herewith.

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

     During the year ended September 30, 1998, the Company recorded a $5,000 restructuring charge representing estimated shutdown costs, of which $2,500 related primarily to severance for 22 salaried office personnel and moving costs ($475) substantially associated with the move of the corporate headquarters from Tampa, Florida to Lebanon, New Jersey, which was substantially completed by August 31, 1998, and approximately $2,500 related to 3 senior officers pursuant to agreements entered into as part of the bankruptcy proceedings.

     In March 1998, the Company announced its intention to sell or wind down its Tiffin operations and, based on the absence of acceptable offers to date and the projected undiscounted cash flows, recorded a charge of $3,042 for the impairment of building, machinery and equipment, furniture and fixtures and construction in progress. In addition, it recorded a charge of $2,800 for the impairment of certain machinery and equipment, tooling and dies relating to a platform that will end sooner than planned.

     In March 1997, due to significant changes in forecasted operating results, the Company wrote off all of the $114,385 of unamortized goodwill related to its 1995 acquisition of Doehler-Jarvis. Such write-off was based on estimated discounted cash flows in accordance with SFAS No. 121, Accounting for the Impairment of Long-lived

Assets and for Long-lived Assets to be Disposed of. After such write-off, the projected undiscounted cash flows provided for the recovery of the remaining long-lived assets at that time. In July 1997 the Company announced its intention to sell this subsidiary. Based on the absence of acceptable offers to date and the projected future cash flows, in September 1997, the Company recorded an impairment charge of $152,160 related to all other long-lived Doehler-Jarvis assets, including building, machinery and equipment, furniture and fixtures, construction in progress, capitalized lease, spare parts and dies. The projected cash flows were used consistently to determine if impairment was indicated. If impairment was indicated, the extent of any impairment write-off also addressed estimated sales price for assets held for sale in estimating impairment charges. At the time, such recoveries, if any, were estimated to be minimal.

     In February 1997, based on undiscounted negative cash flow forecasts, the Company announced its plans to sell its Harman Automotive subsidiary and in March 1997 recorded a charge for the impairment of Harman's property, plant and equipment and, based on available third party offers, recorded a charge for the impairment of certain property, plant and equipment of the Tiffin plant.

     In September 1997, the Company reflected a restructuring charge for employee severance covering approximately 540 salaried and hourly employees and plant closing costs relating primarily to annual maintenance, insurance and inventory for the Harman and Harvard Interiors facilities.

     See Note 3 for information relating to the sales of the above operations.

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

(26) GUARANTOR SUBSIDIARIES

     Both the 12% Notes and the 11 1/8% Notes are guaranteed on a senior unsecured basis, pursuant to guaranties (the Guaranties) by all of the Company's wholly-owned direct and certain of its wholly-owned indirect domestic subsidiaries (the Guarantors). Both Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by each of the Guarantors under such Guarantor's guaranty (a Guaranty). Each Guaranty by a Guarantor is limited in amount to an amount not to exceed the maximum amount that can be guarantied by that Guarantor without rendering the Guaranty, as it relates to such Guarantor, voidable under applicable law relating to fraudulent conveyance or fraudulent transfer. As such, a Guaranty could be effectively subordinated to all other indebtedness (including guarantees and other contingent liabilities) of the applicable Guarantor, and, depending on the amount of such indebtedness, a Guarantor's liability on its Guaranty could be reduced to zero. The Company conducts all of its automotive business through and derives virtually all of its income from its subsidiaries. Therefore, the Company's ability to make required principal and interest payments with respect to the Company's indebtedness (including the Notes) and other obligations depends on the earnings of its subsidiaries and on its ability to receive funds from its subsidiaries through dividends or other payments. The ability of its subsidiaries to pay such dividends or make payments on intercompany indebtedness or otherwise will be subject to applicable state laws.

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

                            HARVARD INDUSTRIES, INC.
                             (DEBTOR-IN-POSSESSION)
                          CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 1998
                           (IN THOUSANDS OF DOLLARS)

                                                            COMBINED        COMBINED
                                               PARENT       GUARANTOR      NON-GUARANTOR
                                               COMPANY     SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                              ---------    ------------    -------------    ------------    ------------
                  ASSETS
Current assets:
  Cash and cash equivalents................   $  10,229     $    1,395       $      --      $         --     $   11,624
  Accounts receivable, net.................       2,217         50,990           3,839                --         57,046
  Inventories..............................       1,720         24,177             749                --         26,646
  Prepaid expenses and other current
    assets.................................       1,982          3,702              17                --          5,701
                                              ---------     ----------       ---------      ------------     ----------
    Total current assets...................      16,148         80,264           4,605                --        101,017
Investment in subsidiaries.................    (262,212)        14,653              --           247,559             --
Property, plant and equipment, net.........       2,755        112,057           7,767                --        122,579
Intangible assets, net.....................          --          2,833              --                --          2,833
Intercompany receivables...................     600,848        524,198          14,625        (1,139,671)            --
Other assets...............................      23,211          1,341              --                --         24,552
                                              ---------     ----------       ---------      ------------     ----------
Total assets...............................   $ 380,750     $  735,346       $  26,997      $   (892,112)    $  250,981
                                              ---------     ----------       ---------      ------------     ----------
                                              ---------     ----------       ---------      ------------     ----------

   LIABILITIES AND SHAREHOLDERS' EQUITY
                (DEFICIENCY)
Current liabilities:
  Current portion of Debtor-in-Possession
    (DIP) loans............................   $      --     $   39,161       $      --      $         --     $   39,161
  Creditors' Subordinated Term Loan Current
    portion of long-term debt..............          --         25,000              --                --         25,000
  Accounts payable.........................       2,382         19,812           2,904                --         25,098
  Accrued expenses.........................      12,285         81,104             (52)               --         93,337
  Income taxes payable.....................       8,144            169             132                --          8,445
                                              ---------     ----------       ---------      ------------     ----------
    Total current liabilities..............      22,811        165,246           2,984                --        191,041
Liabilities subject to compromise..........     385,665             --              --                --        385,665
DIP loans..................................          --             --              --                --             --
Long-term debt.............................          --             --              --                --             --
Postretirement benefits other than
  pensions.................................      81,949         13,566              --                --         95,515
Intercompany payables......................     351,525        779,115           9,031        (1,139,671)            --
Other......................................      23,393         39,631             329                           63,353
                                              ---------     ----------       ---------      ------------     ----------
    Total liabilities                           865,343        997,558          12,344        (1,139,671)       735,574
PIK Preferred                                   124,637             --              --                --        124,637
Shareholders' equity (deficiency):
  Common stock and additional paid-in-
    capital................................      32,204         16,937              10           (16,947)        32,204
  Additional minimum pension liability.....      (8,902)        (8,902)             --             8,902         (8,902)
Foreign currency translation adjustment....      (2,991)        (2,991)         (2,991)            5,982         (2,991)
Retained earnings (deficiency).............    (629,541)      (267,256)         17,634           249,622       (629,541)
                                              ---------     ----------       ---------      ------------     ----------
    Total shareholders' equity
       (deficiency)........................    (609,230)      (262,212)         14,653           247,559       (609,230)
                                              ---------     ----------       ---------      ------------     ----------
Total liabilities and shareholders' equity
  (deficiency).............................   $ 380,750     $  735,346       $  26,997      $   (892,112)    $  250,981
                                              ---------     ----------       ---------      ------------     ----------
                                              ---------     ----------       ---------      ------------     ----------

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

     The reorganization value of the Company was determined by management, with the assistance from its independent financial professionals. The methodology employed involved estimation of enterprise value (i.e., the market value of the Company's debt and stockholders' equity), taking into account a discounted cash flow analysis and an analysis of comparable, publicly traded U.S. manufacturing companies. The discounted cash flow analysis was based on five-year cash flow projections prepared by management and average discount rates of 5.34 percent. The enterprise value of the Company was determined to be $275,000 as of November 24, 1998.

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

                                HARVARD INDUSTRIES, INC.
Date: April 14, 1999
                                By: /s/ ROGER G. POLLAZZI
                                   ------------------------
                                   Roger G. Pollazzi
                                   Chairman of the Board,
                                   Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 14, 1999            By: /s/ THEODORE W. VOGTMAN
                                   ----------------------------
                                   Theodore W. Vogtman
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)

Date: April 14, 1999            By: /s/ KEVIN L. B. PRICE
                                   ----------------------------
                                   Kevin L. B. Price
                                   Vice President, Controller and
                                   Treasurer
                                   (Principal Accounting Officer)

Date: April 14, 1999            By: /s/ JON R. BAUER
                                   ----------------------------
                                   Jon R. Bauer
                                   Director

Date: April 14, 1999            By: /s/ THOMAS R. COCHILL
                                   ----------------------------
                                   Thomas R. Cochill
                                   Director

Date: April 14, 1999            By: /s/ RAYMOND GARFIELD, JR.
                                   ----------------------------
                                   Raymond Garfield, Jr.
                                   Director

Date: April 14, 1999            By: /s/ DONALD P. HILTY
                                   ----------------------------
                                   Donald P. Hilty
                                   Director

Date: April   , 1999            By:
                                   ----------------------------
                                   George A. Poole, Jr.
                                   Director

Date: April   , 1999            By:
                                   ----------------------------
                                   James P. Shanahan, Jr.
                                   Director

Date: April   , 1999            By:
                                   ----------------------------
                                   Richard W. Vieser
                                   Director

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER     DESCRIPTION
---------   ------------------------------------------------------------------------------------------------------
 2.1        Plan of Reorganization and related Disclosure Statement, filed with the U.S. Bankruptcy Court for the
            District of Delaware on July 10, 1998 (incorporated by reference to Exhibits 99.1 and 99.2 to the
            Company's Form 8-K filed with the Commission on July 24, 1998 (Commission File No. 001-01044)).
 2.2        First Amended and Modified Consolidated Plan of Reorganization dated August 19, 1998, filed with the
            U.S. Bankruptcy Court for the District of Delaware on August 25, 1998 (incorporated by reference to
            Exhibit 2.1 to the Company's Form 8-K filed with the Commission on October 30, 1998 (Commission File
            No. 001-01044)).
 3.1(a)*    Certificate of Incorporation of the Company.
 3.1(b)*    Certificate of Merger of the Company.
 3.2*       By-laws of the Company.
 4.1*       Form of Common Stock Certificate of the Company.
 4.2*       Indenture (including the Form of 14 1/2% Senior Secured Note due September 1, 2003), dated as of
            November 24, 1998 between the Company, the Subsidiary Guarantors and Norwest Minnesota Bank, National
            Association, as Trustee.
10.1*       Settlement Agreement dated as of October 15, 1998, by and among the Company, certain of its subsidiaries and the PBGC.
10.2*       Registration Rights Agreement, dated as of November 24, 1998, between the Company and the signatories listed therein.
10.3*       Registration Rights Agreement, dated as of November 23, 1998, between the Company and Lehman Brothers
            Inc., as Initital Purchaser.
10.4*       Credit Agreement, dated as of November 24, 1998, between the Company, its subsidiaries, General
            Electric Capital Corporation, as Administrative Agent and the lenders party thereto.
10.5*       Loan Collateral Agreement, dated as of November 24, 1998, by the Company and its subsidiaries in favor of General Electric Capital Corporation, as Administrative Agent.
10.6*       Collateral Agreement, dated as of November 24, 1998, by the Company and its subsidiaries in favor of
            Norwest Bank Minnesota, National Association, as Collateral Agent.
10.7*       Warrant Agreement, dated as of November 24, 1998, between the Company and State Street Bank and Trust
            Company, as Warrant Agent.
10.8        Harvard Industries, Inc. Nonqualified ERISA Excess Benefit Plan (incorporated by reference to
            Exhibit 10.20 to the Company's Registration Statement on Form S-1 (File No. 33-96376)).
10.9        Harvard Industries, Inc. Nonqualified Additional Credited Service Plan (incorporated by reference to
            Exhibit 10.21 to the Company's Registration Statement on Form S-1 (File No. 33-96376)).
10.10*      Harvard Industries, Inc. 1998 Stock Incentive Plan
10.11**     Stipulation and Order between the Debtors and ARCO Environmental Remediation, LLC Regarding Assumption
            of Settlement Agreement and the Withdrawal of Claim No. 1701 (attaching Settlement Agreement, dated as of January 16 1995, by and between Harvard Industries, Inc. and Atlantic Richfield Company).
10.12**     Stipulation and Order among the Debtors, General Electric Company and Caribe General Electric
            Products, Inc. Regarding Assumption of Settlement Agreement and the Withdrawal of Claim Nos. 1741 and
            1742 (attaching Settlement Agreement, dated as of June 30, 1993, by General Electric Company and
            Caribe General Electric Products, Inc., Unisys Corporation, Harvard Industries, Inc., Harman
            Automotive, Inc. and Harman Automotive of Puerto Rico, Inc., Motorola, Inc. and Motorola Telcarro de
            Puerto Rico, Inc. and The West Company Incorporated and The West Company of Puerto Rico, Inc.).
10.13**     Stipulation and Order between the Debtors and the Fonalledas Claimants.
10.14**     Second Amendment to Settlement Agreement, dated March 6, 1997 and March 11 1997, between Harvard
            Industries, Inc. and the Kingson-Warren Corp. and The Town of Newmarket.

16          Letter re change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Company's
            Current Report on Form 8-K/A filed with the Commission October 7, 1998 (Commission File No.
            001-01044)).
21*         List of subsidiaries of the Company.
23.1*       Consent of Arthur Andersen LLP
23.2*       Consent of PriceWaterhouseCoopers
24          Powers of Attorney.

------------------

* Previously filed.
** Filed herewith.