Form 10-Q/A
period 1999-01-03
HARVARD INDUSTRIES INC
filed 1999-04-15
CIK 46012

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL   , 1999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                                  FORM 10-Q/A
                                AMENDMENT NO. 2

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

The number of shares outstanding of Registrant's Common Stock, as of April 5, 1999, was 8,240,295.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            HARVARD INDUSTRIES, INC.
                                     INDEX

                                                                                                             PAGE
                                                                                                             -----
PART I. FINANCIAL INFORMATION:
Item 1. Financial Statements:
Consolidated Balance Sheets
  January 3, 1999 (Unaudited) Post-Confirmation
  And September 30, 1998 (Audited) Pre-Confirmation.......................................................       3
Consolidated Statements of Operations (Unaudited)
  One Month-Ended January 3, 1999 (Post-Confirmation),
  Three Months Ended December 31, 1997
  And Two Months Ended November 29, 1998 (Pre-Confirmation)...............................................       4
Consolidated Statements of Cash Flows (Unaudited)
  One Month Ended January 3, 1999 (Post-Confirmation),
  Three Months Ended December 31, 1997
  And Two Months Ended November 29, 1998 (Pre-Confirmation)...............................................       5
Notes to Consolidated Financial Statements--(Unaudited)...................................................    6-21
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.............   22-26

PART II. OTHER INFORMATION:
Item 1. Legal Proceedings.................................................................................      27
Item 2. Changes in Securities.............................................................................      27
Item 3. Defaults Upon Senior Securities...................................................................      27
Item 4. Submission of Matters to a Vote of Securities Holders.............................................      27
Item 5. Other Information.................................................................................      27
Item 6. Exhibits and Reports on Form 8-K..................................................................      28
SIGNATURES................................................................................................      29

     This Quarterly Report on Form 10-Q for the quarterly period ended
January 3, 1999 is being amended hereby to clarify certain disclosures made as of January 3, 1999 or as of the original dates of filing, as the case may be, unless a different date is specified.

                            HARVARD INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                JANUARY 3, 1999 (UNAUDITED) (POST-CONFIRMATION)
                   AND SEPTEMBER 30, 1998 (PRE-CONFIRMATION)
                           (IN THOUSANDS OF DOLLARS)

                                                                                                    POST-CONFIRMATION
                                                                                PRE-CONFIRMATION    -----------------
                                                                                ----------------     JANUARY 3,
                                                                                SEPTEMBER 30,           1999
                                                                                    1998             (UNAUDITED)
                                                                                ----------------    -----------------
                                   ASSETS
Current assets:
  Cash and cash equivalents..................................................       $ 11,624            $   7,319
  Accounts receivable, net...................................................         57,046               48,030
  Inventories................................................................         26,646               32,269
  Prepaid expenses and other current assets..................................          5,701                6,837
                                                                                    --------            ---------
       Total current assets..................................................        101,017               94,455
Property, plant and equipment, net...........................................        122,579              123,561
Intangible assets, net.......................................................          2,833              309,669
Other assets, net............................................................         24,552                5,535
                                                                                    --------            ---------
       Total assets..........................................................       $250,981            $ 533,220
                                                                                    --------            ---------
                                                                                    --------            ---------
              LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY
Current liabilities:
  Current portion of Debtor-in-Possession (DIP) loans........................       $ 39,161            $      --
  Creditors subordinated term loan...........................................         25,000                   --
  Short-term borrowings......................................................                               6,666
  Current portion of long-term debt..........................................             --                1,000
  Accounts payable...........................................................         25,098               40,654
  Accrued expenses...........................................................         93,337               61,364
  Income taxes payable.......................................................          8,445                7,602
                                                                                    --------            ---------
       Total current liabilities.............................................        191,041              117,286
Liabilities subject to compromise............................................        385,665                   --
Long-term debt...............................................................             --               73,750
Postretirement benefits other than pensions..................................         95,515               95,466
Other........................................................................         63,353               77,566
                                                                                    --------            ---------
       Total liabilities.....................................................        735,574              364,068
Commitments and Contingencies................................................             --                   --

14 1/4% Pay-In-Kind Exchangeable Preferred Stock, (includes
  $10,142 of undeclared accrued dividends)...................................        124,637                   --
Shareholders' (deficiency) equity:
  Common stock $.01 par value; 15,000,000 shares authorized 7,026,437 shares issued and outstanding; at September 30, 1998 and 50,000,000 shares authorized; 8,240,295 shares issued and outstanding; at January 3,
     1999....................................................................             70                   82
  Additional paid-in capital.................................................         32,134              174,918
  Additional minimum pension liability.......................................         (8,902)                  --
  Foreign currency translation adjustment....................................         (2,991)                (851)
  Accumulated (deficit) retained earnings....................................       (629,541)              (4,997)
                                                                                    --------            ---------
       Total shareholders' (deficiency) equity...............................       (609,230)             169,152
                                                                                    --------            ---------
       Total liabilities and shareholders' (deficiency) equity...............       $250,981            $ 533,220
                                                                                    --------            ---------
                                                                                    --------            ---------

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

     The reorganization value of the Company was determined by management, with assistance from Chanin Kirkland Messina LLC, independent financial professionals. The methodology employed involved estimation of enterprise value (i.e., the market value of the Company's debt and stockholders' equity which was determined to be $275,000), taking into account a discounted cash flow analysis (Enterprise Value). The discounted cash flow analysis was based on five-year cash flow projections prepared by management and average discount rates of 5.34 percent. The reorganization value of the Company was determined to be $552,428 as of November 29, 1998 (Reorganization Value).

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
                                                                                              ----------
                                                                                              ----------

     Current assets have been recorded at their historical carrying values. Property, plant and equipment have been recorded at their appraised value as determined by an independent appraisal performed by Norman Levy Associates, Inc., independent appraiser, based on "orderly liquidation value," which assumes that the assets will be used for the purpose for which they were designed and constructed. Property held for sale is valued at net realizable value. Other noncurrent assets are stated at historical carrying values which approximate fair value. The portion of the reorganization value which cannot be attributed to specific tangible or identifiable intangible assets of the reorganized Company has been reported as "Reorganization value in excess of amounts allocable to identifiable assets." This intangible asset is being amortized using the straight-line method over 5 years.

     The Company selected a useful life of 5 years based on the Company's previous experience, methodologies employed by the independent financial professionals and the Company's turnaround business strategy.

     The Company evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the reorganization value in excess of amounts allocable to identifiable assets or render such assets not recoverable.

                            HARVARD INDUSTRIES, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

1. BASIS OF PRESENTATION AND EMERGENCE FROM BANKRUPTCY:--(CONTINUED)

     The effect of the Plan on the Company's consolidated balance sheet as of November 29, 1998 was as follows:

                                                          ADJUSTMENTS TO RECORD EFFECTS OF THE PLAN
                                                --------------------------------------------------------------
                                                   PRE-                                            POST-
                                                CONFIRMATION                                    CONFIRMATION
                                                CONSOLIDATED    REORGANIZATION   FRESH START    CONSOLIDATED
                                                BALANCE SHEET     ADJUSTMENTS    ADJUSTMENTS    BALANCE SHEET
                                                -------------   --------------   ------------   --------------
Current assets................................    $ 110,250        $     --        $     --        $110,250
Property, plant and equipment, net............      117,816              --           3,700         121,516
Intangible assets, net........................        2,569              --          (2,569)             --
Other assets, net.............................        3,645              --           2,116           5,761
Reorganization value in excess of amounts
  allocable to identifiable assets............           --              --         314,901         314,901
                                                  ---------        --------        --------        --------
                                                  $ 234,280        $     --        $318,148        $552,428
                                                  ---------        --------        --------        --------
                                                  ---------        --------        --------        --------
Current liabilities...........................    $ 193,973        $     --        $(71,155)       $122,818
Liabilities subject to compromise.............      381,363        (381,363)             --              --
Long-term debt................................          200              --          81,225          81,425
Postretirement benefits other than
  pension.....................................       95,466              --              --          95,466
Other.........................................       77,719              --              --          77,719
14 1/4% PIK exchangeable preferred stock......      124,637                        (124,637)             --
Common stock..................................           70              82             (70)             82
Additional paid-in capital....................       32,134         174,918         (32,134)        174,982
Additional minimum pension liability..........       (8,902)             --           8,902              --
Foreign currency translation adjustment.......       (3,163)             --           3,163              --
Accumulated deficit...........................     (659,217)        206,363         452,854              --
                                                  ---------        --------        --------        --------
                                                  $ 234,280        $     --        $318,148        $552,428
                                                  ---------        --------        --------        --------
                                                  ---------        --------        --------        --------

     Reorganization adjustments reflect the conversion of both the 12% Notes and the 11 1/8% Notes and the related accrued interest as of May 7, 1997 and other prepetition trade payables into new common stock resulting in an extraordinary gain of $206,363. Fresh start adjustments reflect the adjustments to state assets and liabilities at their respective fair values which resulted in a net fair value adjustment of $50,431, which adjustment, net of interest income of $47, has been shown as a reorganization item. All of the reorganization and fresh start adjustments have been reflected in the consolidated statement of operations for the two months ended November 29, 1998.

     The following table summarizes unaudited pro forma financial information as if the Plan had become effective on October 1, 1998. The unaudited pro forma financial information combines the Company's operations for the two months ended November 29, 1998 with the one month ended January 3, 1999 and contains adjustments for depreciation expense, pension expense and the amortization of reorganization value in excess of amounts allocable to identifiable assets. The unaudited pro forma financial information does not purport to be

                            HARVARD INDUSTRIES, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

1. BASIS OF PRESENTATION AND EMERGENCE FROM BANKRUPTCY:--(CONTINUED)

indicative of the results which would have been obtained had the Plan been effective as of October 1, 1998, or which may be obtained in the future.

                                                                                           (UNAUDITED)
                                                                                           QUARTER ENDED
                                                                                            JANUARY 3
                                                                                               1999
                                                                                           -------------
Sales...................................................................................    $129,216.00
                                                                                            -----------
                                                                                            -----------
Net loss................................................................................    $(13,019.00)
                                                                                            -----------
                                                                                            -----------
Net loss attributable to common stockholders............................................    $(13,019.00)
                                                                                            -----------
                                                                                            -----------
Loss per common share...................................................................    $     (1.58)
                                                                                            -----------
                                                                                            -----------

     The net loss is before reorganization items.

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

     Although on February 16, 1999, 8,240,295 of the Company's 50,000,000 authorized shares were outstanding, the Registrant's Chapter 11 Plan of Reorganization requires it to issue additional shares to certain claimants in the Bankruptcy case. The exact number of shares to be issued is presently unknown, as certain claims are unliquidated and others are disputed as to amount or validity. However, management estimates that approximately 3,750,000 additional shares will be issued in the process of resolving claims. The issuance of additional shares will not involve additional consideration, and therefore no accounting recognition other than the impact on outstanding share and per share amounts is expected.

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

     The claims of the creditors (including trade creditors) of any subsidiary that is not a Subsidiary Guarantor, i.e. Trim Trends Canada, Ltd. generally have priority as to the assets of such subsidiaries over the claims of the holders of the Notes.

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

                                                              COMBINED        COMBINED
                                                   PARENT     GUARANTOR     NON-GUARANTOR
                                                   COMPANY   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                   -------   ------------   -------------   ------------   ------------
Cash flows related to operating activities:
  Loss from operations before reorganization
    items........................................  (9,355)        4,331            269          6,575           1,820
  Add back (deduct) items not affecting cash and
    cash equivalents:
    Equity in (income) loss of subsidiaries......   6,844          (269)            --         (6,575)              0
    Depreciation and amortization................      12         3,799            168             --           3,979
    Gain on sale of operation....................      --            --             --             --              --
    Loss on disposition of property, plant and
      equipment..................................      --            --             --             --              --
    Postretirement benefits......................      --            --             --             --              --
  Changes in operating assets and liabilities net
    of effects from reorganization items:
    Accounts receivable..........................   1,654       (12,667)        (4,064)            --         (15,077)
    Inventories..................................   1,720        (2,986)            98             --          (1,168)
    Other current assets.........................     470            35           (103)            --             402
    Accounts payable.............................   4,199        17,713           (236)            --          21,676
    Accrued expenses and income taxes
      payable.................................... (16,671)       (7,456)           382             --         (23,745)
    Other noncurrent liabilities.................   5,266       (10,164)         3,486             --          (1,412)
                                                   -------     --------        -------         ------        --------
      Net cash provided by (used in) operations
         before reorganization items.............  (5,861)       (7,664)             0                        (13,525)
      Net cash provided by (used in)
         reorganization items....................       0        (4,018)             0             --          (4,018)
                                                   -------     --------        -------         ------        --------
      Net cash provided by (used in) operations..  (5,861)      (11,682)             0                        (17,543)
                                                   -------     --------        -------         ------        --------
Cash flows related to investing activities:
  Acquisition of property, plant and equipment...      --        (2,856)            --             --              --
  Net proceeds from sale of operation............      --            --             --             --              --
  Net change in other noncurrent accounts........      --            --             --             --              --
                                                   -------     --------        -------         ------        --------
      Net cash provided by (used in) investing
         activities..............................       0        (2,856)             0                         (2,856)
                                                   -------     --------        -------         ------        --------
Cash flows related to financing activities:
  Deferred financing costs.......................                (3,338)                                       (3,338)
  Net borrowings (repayments) under DIP
    financing....................................      --                           --             --
  Net borrowings (and repayments) under
    financing/credit agreement...................               (39,298)                                      (39,298)
  Advance payment from customer..................      --                           --             --
  Repayments of long-term debt...................      --        81,425             --             --          81,425
  Retirement of creditors unsecured term loan....               (25,000)                                      (25,000)
  Repayment of EPA settlements...................      --                           --             --
  Net changes in intercompany balances...........      --            --             --             --              --
                                                   -------     --------        -------         ------        --------
      Net cash provided by (used in)
         financing activities....................       0        13,789              0             --          13,789
                                                   -------     --------        -------         ------        --------
Net increase (decrease) in cash and cash
  equivalents....................................  (5,861)         (749)             0             --          (6,610)
Cash and cash equivalents:
  Beginning of period............................  10,229         1,395              0             --          11,624
                                                   -------     --------        -------         ------        --------
  End of period..................................   4,368           646              0             --           5,014
                                                   -------     --------        -------         ------        --------
                                                   -------     --------        -------         ------        --------

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

                                                                                     3 MONTHS ENDED
                                                                              ----------------------------
                                                                              JANUARY 3,      DECEMBER 31,
                                                                                 1999            1997
                                                                              ------------    ------------
Sales......................................................................     $129,216        $197,052
Cost of Sales..............................................................      115,262         191,722
                                                                                --------        --------
  Gross Profit.............................................................       13,954           5,330
Selling, General and Administrative Expenses...............................        8,172           9,835
                                                                                --------        --------
  Operating income.........................................................        5,782          (4,505)
Interest Expense...........................................................        2,627           3,853
Amortization of intangible assets..........................................        5,496             396
Restructuring Charges......................................................           --           5,000
(Gain) on Sale of Operation................................................           --         (11,354)
Other (Income) Expense, Net................................................          (41)              8
                                                                                --------        --------
  Income (loss) before Income Taxes, Reorganization Items and Extraordinary
     Item..................................................................       (2,300)         (2,408)
Reorganization Items.......................................................       50,384           2,942
Provision for Income Taxes.................................................          876             169
Extraordinary Item.........................................................     (206,363)             --
                                                                                --------        --------
  Net income (loss)........................................................     $152,803        ($ 5,519)
                                                                                --------        --------
                                                                                --------        --------

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

  Year 2000 Readiness.

     During the summer of 1997, the Company undertook an evaluation of its critical information systems and technology infrastructure for Year 2000 compliance and functionality. The Company determined as a result of its evaluation that its computer systems and related software applications lacked the Year 2000 compliance and functionality needed to support the Company's operations. Based upon such determination, the Company decided to replace (i) its computer hardware with new hardware and peripheral equipment, and (ii) its computer software with Enterprise Resource Planning ("ERP") software.

     During the fourth quarter of 1997, the Company's cross-functional Year 2000 compliance team (consisting of members of the Company's materials management, scheduling, manufacturing, marketing, engineering, information technology, cost accounting and finance divisions) selected the "System 21" and "Future 3" ERP software of JBA International as the software to replace the Company's existing software.

     In January 1998, the Company engaged a consulting firm to provide project management for the implementation of the new ERP software system.

     The Company's ERP implementation project consists of five phases, as follows:

          Phase I--Analysis. Document Harvard's business strategy and current processes at pilot sites (including various plants and the corporate accounting and finance offices), design future processes and conduct Company-wide integration meetings in order to obtain input from both the management and staff of all operating plants. This phase commenced in February 1998 and was completed in April 1998.

          Phase II--Design. Designate a general corporate pilot site, determine improvements to planned systems to achieve full utilization of System 21 software capabilities and design methods to implement such improvements. Phase II commenced in April 1998 and ended in June 1998.

          Phase III--Construction. Begin conference room pilot programs at designated pilot sites, develop and approve policies and procedures and design training and education materials. Phase III commenced in June 1998 and ended in August 1998.

          Phase IV--Implementation at Pilot Sites and Finance Division. Provide training and education, implementation support and post-implementation reviews at pilot sites. Phase IV commenced in July 1998 and ended in October 1998.

          Phase V--Implementation Roll-out. Provide training and education, implementation support and post-implementation reviews at all other sites. As of March 1, 1999, the Company had successfully implemented ERP software at eleven plants and in corporate finance. The new ERP software is scheduled to be installed at four additional plants between March 29, 1999 and June 30, 1999.

     Concurrent with the implementation of the new ERP software system, the Company completed an inventory of millennium-sensitive information technology ("IT") equipment (manufacturing, engineering, lab and measurement equipment, IT infrastructure, general office equipment and electronic data interchange ("EDI") interfaces). Components of such equipment containing microprocessors were identified and are being tested for correct date processing. The Company estimates that the final verification of date processing capabilities of components containing microprocessors will be completed on or about September 30, 1999.

     Surveys. Even if the changes made by the Company are successful, the Company remains at risk from Year 2000 failures caused by third parties. The Company's purchasing organization has evaluated systems in place for the supply of many of the raw materials, services and other items, the disruption of which could have an impact upon the Company's operations. Although various suppliers and utilities have not yet responded to the Company's requests for information, based upon the responses received, the Company does not currently foresee any significant interruptions of its business arrangements due to Year 2000 issues.

     Nevertheless, failure by key suppliers or utilities to complete Year 2000 compliance work in a timely manner could have a material adverse effect on certain of the Company's operations. Examples of problems that could result from the failure by third parties with whom the Company interacts to remediate Year 2000 problems include, in the case of utilities, service failures such as power, telecommunications, elevator operations and loss of security access control and, in the case of suppliers, failures to satisfy orders on a timely basis and to process orders correctly. Additionally, general uncertainty regarding the success of remediation may cause many suppliers to reduce their activities temporarily as they assess and address their Year 2000 efforts in 1999. This could result in a general reduction in available supplies in late 1999 and early 2000. Management cannot predict the magnitude of any such reduction or its impact on the Company's financial results. There can be no assurance that the systems of other companies on which the Company's systems rely will be converted in a timely fashion, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company's consolidated financial statements.

     Remediation costs. The Company expects to spend approximately $14,000 to address issues related to Year 2000 compliance and functionality, including $2,400 for new software, $2,000 for new hardware (mainframe, personal computers and infrastructure wiring), $4,200 for software implementation and $5,400 for project management consultants. Approximately $11,600 of such amount has been spent through January 3, 1999. The source of such funds was working capital loans. The balance of the remediation costs are expected to be incurred through August 1999. The Company does not believe that the payment of such costs will have a material impact on the Company's financial position or results of operations.

     Contingency plans. The Company is currently installing a backup hardware system to supplement the Company's hardware in the event of Year 2000 failures. The Company also plans to conduct a strategy session during the summer of 1999 to evaluate the necessity of preparing any additional contingency plans for addressing the consequences of possible Year 2000 failures.

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

ITEM 2. CHANGES IN SECURITIES

     On May 8, 1997, Harvard filed a petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware. On November 24, 1998, the Company substantially consummated its First Amended Modified Consolidated Plan Under Chapter 11 of The Bankruptcy Code dated August 19, 1998 and emerged from bankruptcy.

     The Plan of Reorganization provided that New Common Stock, New Junior Secured Debentures and the New Warrants issued under the Plan of Reorganization may be resold by the holders thereof without registration unless any such holder is deemed to be an "underwriter" with respect to such securities, as defined in section 1145(b)(1) of the Bankruptcy Code.

     On November 24, 1998, the Company issued $25,000,000 of 14-1/2% Senior Secured Notes due September 1, 2003. The Notes were issued pursuant to its Chapter 11 Plan of Reorganization and subject to an exemption from the registration requirements of the Securities Act of 1933 (and of equivalent state securities or "blue sky" laws) provided by Section 3(a)(7) of the Securities Act and by Section 1145(a)(1) of the Bankruptcy Code. The Notes were issued to Lehman Brothers, as initial purchaser, and resold pursuant to Rule 144A to Qualified Institutional Buyers (as defined in such Rule) for an aggregate purchase price of $25,000,000, of which $1,000,000 was retained by Lehman Brothers, as underwriter's discount, and $24,000,000 was received by the Company.

     On or about November 24, 1998, in reliance upon Section 3(a)(7) of the Securities Act and Section 1145(a)(1) of the Bankruptcy Code and pursuant to the confirmed Plan of Reorganization, the Company issued 8,240,295 shares of New Common Stock, in the aggregate, to holders of allowed unsecured claims in the Company's bankruptcy proceeding. In addition, on and after November 24, 1998, warrants to purchase an aggregate of approximately 626,200 shares of New Common Stock have been issued pursuant to the confirmed Plan of Reorganization and in reliance upon Section 3(a)(7) of the Securities Act and Section 1145(a)(1) of the Bankruptcy Code, to holders of the Company's formerly outstanding shares of common and preferred stock, which were cancelled pursuant to the Plan of Reorganization. The warrants are exercisable until November 23, 2003 to purchase shares of New Common Stock at an exercise price of $41.67 per share. The shares of New Common Stock and warrants issued pursuant to the Plan of Reorganization were issued without cash or other consideration, in exchange for the claims in bankruptcy of such holders.

     See Footnote 5 for the financial impact of the Plan of Reorganization on registered securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     See Footnote 1 for information related to Emergence from Chapter 11 Reorganization

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

          (27) Financial Data Schedule (for electronic submission only)

     (b) Reports on Form 8-K:

          None.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date: April 14, 1999                      HARVARD INDUSTRIES, INC.


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

                SIGNATURE                                      TITLE                             DATE
------------------------------------------  -------------------------------------------   -------------------

         /s/ THEODORE W. VOGTMAN            Executive Vice President and Chief                 April 14, 1999
------------------------------------------  Financial Officer (Principal Financial
           Theodore W. Vogtman              Officer)

          /s/ KEVIN L. B. PRICE             Vice President, Controller and Treasurer           April 14, 1999
------------------------------------------  (Principal Accounting Officer)
            Kevin L. B. Price