Form 10-Q
period 1999-03-31
HARVARD INDUSTRIES INC
filed 1999-05-17
CIK 46012

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 11, 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

                            ------------------------

             /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                            ------------------------

                                  3 WERNER WAY
                              LEBANON, NEW JERSEY
                                (ZIP CODE) 08833
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                            ------------------------

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of Registrant's Common Stock, as of May 11, 1999, was 8,639,401.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            HARVARD INDUSTRIES, INC.

                                     INDEX

                                                                                                              PAGE
                                                                                                              ----

PART I.  Financial Information:

Item 1.  Financial Statements:

Consolidated Balance Sheets................................................................................

March 31, 1999 (Unaudited) Post-Confirmation
  And September 30, 1998 (Audited) Pre-Confirmation........................................................

Consolidated Statements of Operations (Unaudited)
  Three Months Ended March 31, 1999
  Four Months Ended March 31, 1999 (Post-Confirmation),
  Three Months Ended March 31, 1998
  Two Months Ended November 29, 1998 (Pre-Confirmation)....................................................

Consolidated Statements of Cash Flows (Unaudited)
  Four Months Ended March 31, 1999 (Post-Confirmation),
  Six Months Ended March 31, 1998 And Two Months Ended
  November 29, 1998 (Pre-Confirmation).....................................................................

Notes to Consolidated Financial Statements--(Unaudited)....................................................

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................................................

PART II.  Other Information:

Item 1. Legal Proceedings..................................................................................

Item 2. Changes in Securities..............................................................................

Item 3. Defaults Upon Senior Securities....................................................................

Item 4. Submission of Matters to a Vote of Securities Holders..............................................

Item 5. Other Information..................................................................................

Item 6. Exhibits and Reports on Form 8-K...................................................................

SIGNATURES.................................................................................................

                            HARVARD INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS

     MARCH 31, 1999 (UNAUDITED) (POST-CONFIRMATION) AND SEPTEMBER 30, 1998
                               (PRE-CONFIRMATION)
                           (IN THOUSANDS OF DOLLARS)

                                                                                PRE-CONFIRMATION    POST-CONFIRMATION
                                                                                ----------------    -----------------
                                                                                SEPTEMBER 30,       MARCH 31, 1999
                                   ASSETS                                           1998             (UNAUDITED)
                                                                                ----------------    -----------------
Current assets:
  Cash and cash equivalents..................................................       $ 11,624            $  13,118
  Accounts receivable, net...................................................         57,046               54,560
  Inventories................................................................         26,646               27,379
  Prepaid expenses and other current assets..................................          5,701                5,709
                                                                                    --------            ---------
Total current assets.........................................................        101,017              100,766

Property, plant and equipment, net...........................................        122,579              125,873
Intangible assets, net.......................................................          2,833              293,973
Other assets, net............................................................         24,552                6,453
                                                                                    --------            ---------
Total assets.................................................................       $250,981            $ 527,065
                                                                                    --------            ---------
                                                                                    --------            ---------

        See accompanying notes to the consolidated financial statements.

                            HARVARD INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                 MARCH 31, 1999 (UNAUDITED) (POST-CONFIRMATION)
                   AND SEPTEMBER 30, 1998 (PRE-CONFIRMATION)
                           (IN THOUSANDS OF DOLLARS)

                                                                                                    POST-CONFIRMATION
                                                                                PRE-CONFIRMATION    -----------------
                                                                                ----------------     MARCH 31,
                                                                                SEPTEMBER 30,           1999
                                                                                    1998             (UNAUDITED)
                                                                                ----------------    -----------------
              LIABILITIES AND SHAREHOLDERS' (DEFICIENCY) EQUITY
Current liabilities:
  Current portion of Debtor-in-Possession (DIP) loans........................      $   39,161           $      --
  Creditors subordinated term loan...........................................          25,000                  --
  Short-term borrowings......................................................              --               5,590
  Current portion of long-term debt..........................................              --               1,000
  Accounts payable...........................................................          25,098              45,539
  Accrued expenses...........................................................          93,337              63,962
  Income taxes payable.......................................................           8,445               6,975
                                                                                   ----------           ---------
Total current liabilities....................................................         191,041             123,066
Liabilities subject to compromise............................................         385,665                  --
Long-term debt...............................................................              --              73,500
Postretirement benefits other than pensions..................................          95,515              95,466
Other........................................................................          63,353              78,952
                                                                                   ----------           ---------
Total liabilities............................................................         735,574             370,984
                                                                                   ----------           ---------

Commitments and Contingencies:

14 1/4% Pay-In-Kind Exchangeable Preferred Stock,
  (includes $10,142 of undeclared accrued dividends
  at September 30, 1998).....................................................         124,637                  --

Shareholders' (deficiency) equity:
  Common stock $.01 par value; 15,000,000 shares authorized,
     7,026,437 shares issued and outstanding at September 30,
     1998 and 50,000,000 shares authorized, 8,240,295 shares
     issued and outstanding at March 31, 1999................................              70                  82
  Additional paid-in capital.................................................          32,134             174,918
  Additional minimum pension liability.......................................          (8,902)                 --
  Foreign currency translation adjustment....................................          (2,991)                195
  Accumulated (deficit) retained earnings....................................        (629,541)            (19,114)
                                                                                   ----------           ---------
Total shareholders' (deficiency) equity......................................        (609,230)            156,081
                                                                                   ----------           ---------
Total liabilities and shareholders' (deficiency) equity......................      $  250,981           $ 527,065
                                                                                   ----------           ---------
                                                                                   ----------           ---------

          See accompanying notes to consolidated financial statements.

                            HARVARD INDUSTRIES, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

           THREE MONTHS ENDED MARCH 31, 1999 (POST-CONFIRMATION) AND
              THREE MONTHS ENDED MARCH 31, 1998 (PRE-CONFIRMATION)
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                PRE-CONFIRMATION    POST-CONFIRMATION
                                                                                QUARTER ENDED       QUARTER ENDED
                                                                                MARCH 31, 1998      MARCH 31, 1999
                                                                                ----------------    -----------------
Sales........................................................................      $  206,339          $   128,727
Cost of sales................................................................         194,091              113,670
                                                                                   ----------          -----------
     Gross profit............................................................          12,248               15,057
Selling, general and administrative expense..................................          15,518               10,480
Amortization of intangible assets............................................             396               15,696
Restructuring charges........................................................           5,842                   --
Interest expense (contractual interest of $13,983 for the three months ended
  March 31, 1998)............................................................           5,079                3,064
Gain on sale of operations...................................................         (15,604)                  --
Other (income) expense, net..................................................             963                  (89)
                                                                                   ----------          -----------
(Loss) income before reorganization items and income taxes...................              54              (14,094)
Reorganization items.........................................................           2,959                   --
                                                                                   ----------          -----------
Loss before income taxes.....................................................          (2,905)             (14,094)
Provision for income taxes...................................................             176                   23
                                                                                   ----------          -----------
     Net (loss)..............................................................      $   (3,081)         $   (14,117)
                                                                                   ----------          -----------
                                                                                   ----------          -----------
PIK Preferred Dividends and Accretion (contractual amount for the three
  months ended March 31, 1998 was $4,763)....................................      $       --          $        --
                                                                                   ----------          -----------
                                                                                   ----------          -----------
     Net (loss) attributable to common shareholders..........................      $   (3,081)         $   (14,117)
                                                                                   ----------          -----------
                                                                                   ----------          -----------
Basic and diluted earnings per share:
Net (loss) per share.........................................................      $    (0.44)         $     (1.71)
                                                                                   ----------          -----------
                                                                                   ----------          -----------
Weighted average number of common shares outstanding.........................       7,026,437            8,240,295
                                                                                   ----------          -----------
                                                                                   ----------          -----------

          See accompanying notes to consolidated financial statements.

                            HARVARD INDUSTRIES, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

             FOUR MONTHS ENDED MARCH 31, 1999 (POST-CONFIRMATION),
                      SIX MONTHS ENDED MARCH 31, 1998 AND
             TWO MONTHS ENDED NOVEMBER 29, 1998 (PRE-CONFIRMATION)
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                            POST-
                                                                                PRE-CONFIRMATION         CONFIRMATION
                                                                           --------------------------    ------------
                                                                           SIX MONTHS    TWO MONTHS      FOUR MONTHS
                                                                             ENDED          ENDED           ENDED
                                                                           MARCH 31,     NOVEMBER 29,     MARCH 31,
                                                                              1998          1998            1999
                                                                           ----------    ------------    ------------
Sales...................................................................   $  403,391     $   89,050      $  168,893
Cost of sales...........................................................      385,813         79,628         149,304
                                                                           ----------     ----------      ----------
  Gross profit..........................................................       17,578          9,422          19,589
Selling, general and administrative expense.............................       25,353          5,151          13,501
Amortization of intangible assets.......................................          792            264          20,928
Restructuring charges...................................................       10,842             --              --
Interest expense (contractual interest for the six
  months ended March 31, 1998, and for the two
  months ended November 29, 1998, was $26,741 and
  $6,931, respectively).................................................        8,932          1,636           4,055
Gain on sale of operations..............................................      (26,958)            --              --
Other (income) expense, net.............................................          971            (34)            (96)
                                                                           ----------     ----------      ----------
(Loss) income before reoganization items and
  income taxes..........................................................       (2,354)         2,405         (18,799)
Reorganization items....................................................        5,901         50,384              --
                                                                           ----------     ----------      ----------
Loss before income taxes and extraordinary item.........................       (8,255)       (47,979)        (18,799)
                                                                           ----------     ----------      ----------
Provision for income taxes..............................................          345            584             315
                                                                           ----------     ----------      ----------
Loss before extraordinary item..........................................       (8,600)       (48,563)        (19,114)
                                                                           ----------     ----------      ----------
Extraordinary item--gain on forgiveness of debt.........................           --       (206,363)             --
                                                                           ----------     ----------      ----------
Net (loss) income.......................................................   ($   8,600)    $  157,800      ($  19,114)
                                                                           ----------     ----------      ----------
                                                                           ----------     ----------      ----------

PIK Preferred Dividends and Accretion (contractual amounts for the six months ended March 31, 1998, for the two months ended November 29,
  1998 were $9,526 and $3,219, respectively)............................   $       --     $       --      $       --
                                                                           ----------     ----------      ----------
                                                                           ----------     ----------      ----------
     Net (loss) income attributable to common shareholders..............   ($   8,600)    $  157,800      ($  19,114)
                                                                           ----------     ----------      ----------
                                                                           ----------     ----------      ----------

Basic and diluted earnings per share:
Loss before extraordinary item..........................................   ($    1.22)    ($    6.91)     ($    2.32)
Income from extraordinary item..........................................           --          29.37              --
                                                                           ----------     ----------      ----------
Net (loss) income per share.............................................   ($    1.22)    $    22.46      ($    2.32)
                                                                           ----------     ----------      ----------
                                                                           ----------     ----------      ----------
Weighted average number of common shares outstanding....................    7,026,437      7,026,437       8,240,295
                                                                           ----------     ----------      ----------
                                                                           ----------     ----------      ----------

          See accompanying notes to consolidated financial statements.

                            HARVARD INDUSTRIES, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

             FOUR MONTHS ENDED MARCH 31, 1999 (POST-CONFIRMATION),
                        SIX MONTHS ENDED MARCH 31, 1998
           AND TWO MONTHS ENDED NOVEMBER 29, 1998 (PRE-CONFIRMATION)
                           (IN THOUSANDS OF DOLLARS)

                                                                                                            POST-
                                                                                PRE-CONFIRMATION         CONFIRMATION
                                                                           --------------------------    ------------
                                                                           SIX MONTHS    TWO MONTHS      FOUR MONTHS
                                                                             ENDED         ENDED            ENDED
                                                                           MARCH 31,     NOVEMBER 29,     MARCH 31,
                                                                             1998           1998            1999
                                                                           ----------    ------------    ------------
Cash flows related to operating activities:
  Income (loss) from operations before reorganization items.............    $ (2,699)      $  1,820       $  (19,114)
     Add back (deduct) items not affecting cash
       and cash equivalents:
       Depreciation.....................................................      13,522          3,503            3,596
       Amortization.....................................................       2,540            476           21,274
       Gain on sale of operation........................................     (26,958)            --               --
       Impairment of long-lived assets and restructuring charge.........       5,842             --               --
       Loss on disposition of property, plant and equipment.............         920             --               --
       Postretirement benefits..........................................       2,332             --               --
  Changes in operating assets and liabilities net of effects of divestitures and reorganization items:
       Accounts receivable..............................................     (10,905)       (15,077)          15,571
       Inventories......................................................      12,379         (1,168)            (225)
       Other current assets.............................................       1,110            402             (410)
       Accounts payable.................................................      (2,123)        21,676           (1,235)
       Accrued expenses and income taxes payable........................      13,729        (23,745)             775
       Other noncurrent.................................................         675         (1,412)          (1,196)
                                                                            --------       --------       ----------
Net cash provided by (used in) operations before reorganization items...      10,364        (13,525)          19,036
Net cash used by reorganization items...................................      (4,397)        (4,018)          (5,318)
                                                                            --------       --------       ----------
Net cash provided by (used in) operations...............................       5,967        (17,543)          13,718
                                                                            --------       --------       ----------
Cash flows related to investing activities:
  Acquisition of property, plant and equipment..........................      (6,403)        (2,856)          (7,832)
  Net proceeds from sale of operation...................................      19,428             --            3,553
                                                                            --------       --------       ----------
Net cash provided by (used in) investing activities.....................      13,025         (2,856)          (4,279)
                                                                            --------       --------       ----------
Cash flows related to financing activities:
  Net borrowings (repayments) under DIP financing agreement.............    $(38,277)      $  1,062       $       --
  Repayments of long-term debt..........................................         (83)            --               --
  Payment of EPA settlements............................................         (55)            --               --
  Net borrowings (repayments) under financing/credit agreement..........          --         81,425           (1,335)
  Retirement of DIP financing...........................................          --        (40,360)              --
  Retirement of creditors unsecured term loan...........................          --        (25,000)              --
  Proceeds from creditors subordinated term loan, net of financing costs
     of $2,500..........................................................      22,500             --               --
  Deferred financing costs..............................................          --         (3,338)              --
                                                                            --------       --------       ----------
Net cash (used in) provided by financing activities.....................     (15,915)        13,789           (1,335)
                                                                            --------       --------       ----------
Net increase (decrease) in cash and cash equivalents....................       3,077         (6,610)           8,104
Cash and cash equivalents, beginning of period..........................       9,212         11,624            5,014
                                                                            --------       --------       ----------
Cash and cash equivalents, end of period................................    $ 12,289       $  5,014       $   13,118
                                                                            --------       --------       ----------
                                                                            --------       --------       ----------

          See accompanying notes to consolidated financial statements.

                            HARVARD INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

1. BASIS OF PRESENTATION AND EMERGENCE FROM BANKRUPTCY

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and fresh start reporting adjustments) considered necessary for a fair presentation have been included. Operating results for the four month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the period ending September 30, 1999. The balance sheet at September 30, 1998 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1998.

     On November 24, 1998 (the "Effective Date") the Company emerged from Chapter 11 reorganization under the United States Bankruptcy Code. On the Effective Date, pursuant to the Company's First Amended Modified Consolidated Plan under Chapter 11 of the Bankruptcy Code ("Plan of Reorganization"), substantially all pre-petition unsecured debt of pre-reorganization Harvard was converted into equity of post-reorganization Harvard in the form of common stock (the "New Common Stock"). Each one hundred dollars ($100) of pre-petition debt allowed as a claim by the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") is entitled to receive 2.66667 shares of New Common Stock. Under the terms of the Plan of Reorganization, holders of Harvard's Pay-In-Kind Exchangeable Preferred ("PIK Preferred Stock") and holders of Harvard's then existing common stock (the "Old Common Stock") have each received warrants ("Warrants") to acquire, in the aggregate, approximately 5% of the New Common Stock, with holders of PIK Preferred Stock each receiving their pro rata share of 66.67% of the Warrants and holders of the Old Common Stock each receiving their pro rata share of 33.33% of the Warrants. On the Effective Date, the Old Common Stock and PIK Preferred Stock were canceled in their entirety.

     In connection with its emergence from Chapter 11 bankruptcy proceedings, the Company implemented "Fresh Start Reporting," as of November 29, 1998 (its normal interim closing date), as set forth in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7), issued by the American Institute of Certified Public Accountants. "Fresh Start Reporting" was required because there was more than a 50% change in the ownership of the Company. Accordingly, all assets and liabilities were restated to reflect their respective fair values. Consolidated financial statement amounts for post-confirmation periods will be segregated by a black line in order to signify that such consolidated statements of operations, stockholders' equity (deficiency) and cash flows are those of a new reporting entity and have been prepared on a basis not comparable to the pre-confirmation periods. The Company, in accordance with SOP 90-7, has followed the accounting and reporting guidelines for companies operating as debtor-in-possession since its filing for bankruptcy protection on May 8, 1997 and until its emergence from bankruptcy protection as described above.

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

                            HARVARD INDUSTRIES, INC.

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

1. BASIS OF PRESENTATION AND EMERGENCE FROM BANKRUPTCY--(CONTINUED)

     The reorganization value of the Company has been allocated to specific asset categories as follows:

Current assets.........................................................................   $110,250
Property, plant and equipment..........................................................    121,516
Other noncurrent assets................................................................      5,761
Reorganization value in excess of amounts allocable to identifiable assets.............    314,901
                                                                                          --------
                                                                                          $552,428
                                                                                          --------
                                                                                          --------

     Current assets have been recorded at their historical carrying values. Property, plant and equipment have been recorded at their appraised value as determined by an independent appraisal performed by Norman Levy Associates, Inc., independent appraiser, based on "orderly liquidation value," which assumes that the assets will be used for the purpose for which they were designed and constructed. Property held for sale is valued at net realizable value. Other noncurrent assets are stated at historical carrying values which approximate fair value. The portion of the reorganization value which cannot be attributed to specific tangible or identifiable intangible assets of the reorganized Company has been reported as "Reorganization value in excess of amounts allocable to identifiable assets." This intangible asset is being amortized using the straight-line method over 5 years. The Company selected a useful life of 5 years based on the Company's previous experience, methodologies employed by independent financial experts and the Company's turnaround business strategy. The Company evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the reorganization value in excess of amounts allocable to identifiable assets or render such assets not recoverable.

     The effect of the Plan on the Company's consolidated balance sheet as of November 29, 1998 was as follows:

                                                               ADJUSTMENTS TO RECORD EFFECTS OF THE PLAN
                                                      ------------------------------------------------------------
                                                         PRE-                                           POST-
                                                      CONFIRMATION                                   CONFIRMATION
                                                      CONSOLIDATED    REORGANIZATION   FRESH START   CONSOLIDATED
                                                      BALANCE SHEET   ADJUSTMENTS      ADJUSTMENTS   BALANCE SHEET
                                                      -------------   --------------   -----------   -------------
Current assets......................................    $ 110,250        $     --       $      --      $ 110,250
Property, plant and equipment, net..................      117,816              --           3,700        121,516
Intangible assets, net..............................        2,569              --          (2,569)            --
Other assets, net...................................        3,645              --           2,116          5,761
Reorganization value in excess of amounts allocable
  to identifiable assets............................           --              --         314,901        314,901
                                                        ---------        --------       ---------      ---------
                                                        $ 234,280              --       $ 318,148      $ 552,428
                                                        ---------        --------       ---------      ---------
                                                        ---------        --------       ---------      ---------

Current liabilities.................................    $ 193,973        $     --       ($ 71,155)     $ 122,818
Liabilities subject to compromise...................      381,363        (381,363)             --             --
Long-term debt......................................          200              --          81,225         81,425
Post retirement benefits other than pension.........       95,466              --              --         95,466
Other...............................................       77,719              --              --         77,719
14 1/4% PIK exchangeable preferred stock............      124,637              --        (124,637)            --
Common stock........................................           70              82             (70)            82
Additional paid-in capital..........................       32,134         174,918         (32,134)       174,918
Additional minimum pension liability................       (8,902)             --           8,902             --
Foreign currency translation adjustments............       (3,163)             --           3,163             --
Accumulated deficit.................................     (659,217)        206,363         452,854             --
                                                        ---------        --------       ---------      ---------
                                                        $ 234,280        $     --       $ 318,148      $ 552,428
                                                        ---------        --------       ---------      ---------
                                                        ---------        --------       ---------      ---------

                            HARVARD INDUSTRIES, INC.

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

1. BASIS OF PRESENTATION AND EMERGENCE FROM BANKRUPTCY--(CONTINUED)

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

     The following table summarizes unaudited pro forma financial information as if the Plan of Reorganization had become effective on October 1, 1998. The unaudited pro forma financial information combines the Company's operations for the two months ended November 29, 1998 with the four months ended March 31, 1999 and contains adjustments for depreciation expense, pension expense and the amortization of reorganization value in excess of amounts allocable to identifiable assets. The unaudited pro forma financial information does not purport to be indicative of the results which would have been obtained had the Plan been effective as of October 1, 1998, or which may be obtained in the future.

                                                                       SIX MONTHS
                                                                          ENDED
                                                                       MARCH 31, 1999
                                                                       (UNAUDITED)
                                                                       --------------
Sales...............................................................      $257,943
                                                                          --------
                                                                          --------
Net loss............................................................      ($25,667)
                                                                          --------
                                                                          --------
Loss per common share...............................................      ($  3.11)
                                                                          --------
                                                                          --------

     The net loss is before reorganization items.

     Continuation of the Company's business after reorganization is dependent upon the success of future operations, including execution of the company's turnaround business strategy and the ability to meet obligations as they become due. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and at March 31, 1999 had a net working capital deficit. These factors among others raise substantial doubt about the Company's ability to achieve successful future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. DISPOSITION OF BUSINESSES

     Condensed operating data of operations disposed or being disposed of are as follows:

                                              PRE-CONFIRMATION        POST-CONFIRMATION
                                          ------------------------    -----------------
                                          SIX MONTHS    TWO MONTHS    FOUR MONTHS
                                            ENDED        ENDED           ENDED
                                          MARCH 31,     NOVEMBER       MARCH 31,
                                            1998        29, 1998          1999
                                          ----------    ----------    -----------------
Sales..................................    $169,288       $8,389           $12,258
Gross (loss)...........................        (237)      (1,534)           (3,038)

     On January 28, 1999, the Company sold the land, building, and certain other assets of its Tiffin, Ohio facility for gross proceeds of approximately
$1.5 million. The Company has pursued a sale of its Ripley, Tennessee facility, during fiscal 1999, as a result of its changed market outlook for magnesium products. Such efforts did not result in any acceptable offers and as a result, in April 1999, the company announced its intention to shut down the facility later in calendar 1999 after customer requirements are fulfilled.

                            HARVARD INDUSTRIES, INC.

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

3. INVENTORIES

     Inventories consist of the following-

                                                                                          POST-CONFIRMATION
                                                                      PRE-CONFIRMATION    -----------------
                                                                      ----------------     MARCH 31,
                                                                      SEPTEMBER 30,           1999
                                                                          1998            (UNAUDITED)
                                                                      ----------------    -----------------
Finished goods.....................................................       $  6,476             $ 8,598
Work-in-process....................................................          2,078               2,213
Tooling............................................................          5,991               3,639
Raw materials......................................................         12,101              12,929
                                                                          --------             -------
Total inventories..................................................       $ 26,646             $27,379
                                                                          --------             -------
                                                                          --------             -------

4. LONG-TERM DEBT AND CREDIT AGREEMENTS

     Long-term debt consists of the following:

                                                            PRE-CONFIRMATION    POST-CONFIRMATION
                                                            ----------------    -----------------
                                                            SEPTEMBER 30,        MARCH 31,
                                                                1998                1999
                                                            ----------------    -----------------
                                                                                   (UNAUDITED)
14 1/2% Senior Secured Notes Due 2003(a).................       $     --             $25,000
Senior Secured Credit Facility(b)........................             --              49,500
                                                                --------             -------
     Total long-term debt................................             --              74,500
Less current portion.....................................             --               1,000
                                                                --------             -------
Long-term portion........................................       $     --             $73,500
                                                                --------             -------
                                                                --------             -------

------------------
(a) On November 24, 1998, the Company issued $25,000 of 14 1/2% Senior Secured Notes (the "Notes") due September 1, 2003. The Notes were issued pursuant to an indenture by and among the Company and Guarantors, which are subsidiaries of the Company, and Norwest Bank Minnesota, National Association, as Trustee. In addition to the stated coupon interest rate the Notes have a Cash Flow Participation Interest provision which entitles the holder to additional interest computed as a percentage of consolidated cash flow as set forth in the indenture. This interest can be no less than $1,000 for any 12 month period. The Notes are subject to restrictive covenants for Consolidated Leverage Ratio and Consolidated Interest Coverage Ratio, as defined.

(b) On November 24, 1998 the Company entered into a $115,000 senior credit facility that provides for up to $50,000 in term loan borrowings and up to $65,000 of revolving credit borrowings. The term loan has an interest rate equal to the base rate (prime rate) plus 2.250% or the Eurdollar base rate (Eurodollar loan rate) plus 3.500%. The term loan has 16 quarterly installment payments of principal in the amount of $250 commencing on December 31, 1998 with the balance of the loan due on September 30, 2002. The revolver has an interest rate of the base rate plus 2.125% or the Eurodollar base rate plus 3.375%. The revolving credit facility terminates on November 24, 2001. The senior credit facility is subject to restrictive covenants for Consolidated Leverage Ratio, Consolidated interest Coverage Ratio and Fixed Charge Ratio, as defined.

5. EARNINGS PER COMMON SHARE

     Statement of Financial Accounting Standards No. 128, "Earnings per Share," which became effective for fiscal 1998, established new standards for computing and presenting earnings per share (EPS). The new standard requires the presentation of basic EPS and diluted EPS and the restatement of previously reported EPS amounts.

                            HARVARD INDUSTRIES, INC.

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

5. EARNINGS PER COMMON SHARE--(CONTINUED)

     Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders, adjusted to add back dividends or interest on convertible securities, by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilative securities. Income (loss) available to common shareholders used in determining both basic and diluted EPS was ($19,114) for the four months ended March 31, 1999, $157,800 for the two months ended November 29, 1998, ($8,600) for the six months ended March 31, 1998 and ($14,117) and ($3,081) for the three months ended March 31, 1999 and 1998, respectively. The weighted average number of shares of common stock used in determining basic and diluted EPS was 8,240,295 for the four months ended March 31, 1999, 7,026,437 for the two months ended November 29, 1998, 7,026,437 for the six months ended
March 31, 1998 and 8,240,295 for the three months ended March 31, 1999 and 7,026,437 for the three months ended March 31, 1998 respectively.

     Although on May 11, 1999, 8,639,401 of the Company's 50,000,000 authorized shares were outstanding, the Company's Chapter 11 Plan of Reorganization requires it to issue additional shares to certain claimants in the Bankruptcy case. The exact number of shares to be issued is presently unknown, as certain claims are unliquidated and others are disputed as to amount or validity. However, management estimates that approximately 3,350,000 additional shares will be issued in the process of resolving claims. The issuance of additional shares will not involve additional consideration, and therefore no accounting recognition other than the impact on outstanding share and per share amounts is expected.

     The Company's Plan of Reorganization also provides for holders of its Old Common Stock and PIK Preferred Stock to receive in the aggregate approximately 633,000 warrants, expiring November 23, 2003, permitting the purchase of new common shares at an exercise price of $41.67 per share.

     Seven members of the Company's Board of Directors have each been granted 20,000 shares which vest over five (5) years. A total of 120,000 shares will be issued as one director declined the grant.

     An incentive plan has been authorized by the Board of Directors providing for a grant of options to certain members of senior management. No shares have yet been awarded under this plan. At its December, 1998 meeting, the Board of Directors approved a schedule of the number of option grants to be made to individual member of senior management and board members and established an exercise price. However the options have not yet been awarded. The above options, warrants and shares to be issued have been excluded from the computation of earnings per share as their effect would be antidilutive.

6. COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required.

                                                                           PRE-CONFIRMATION          POST-CONFIRMATION
                                                                      --------------------------     -----------------
                                                                      SIX MONTHS    TWO MONTHS         FOUR MONTHS
                                                                        ENDED         ENDED               ENDED
                                                                      MARCH 31,     NOVEMBER 29,        MARCH 31,
                                                                        1998           1998               1999
                                                                      ----------    ------------    -----------------
Net income (loss)..................................................    $ (8,600)      $157,800          $ (19,114)
Other comprehensive income, net of tax:
  Foreign currency translation adjustment..........................      (2,179)            --                195
                                                                       --------       --------          ---------
  Comprehensive income (loss)......................................    $(10,779)      $157,800          $ (18,919)
                                                                       --------       --------          ---------
                                                                       --------       --------          ---------

                            HARVARD INDUSTRIES, INC.

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

7. GUARANTOR SUBSIDIARIES

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

     The claims of the creditors (including trade creditors) of any subsidiary that is not a Subsidiary Guarantor, (i.e. Trim Trends Canada, Ltd.) generally have priority as to the assets of such subsidiaries over the claims of the holders of the Notes.

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

     The following condensed consolidating information presents:

          1. Condensed balance sheets as of March 31, 1999 (Post-Confirmation) and September 30, 1998 (Pre-Confirmation) and condensed statements of operations and cash flows for the four months ended March 31, 1999 (Post-Confirmation), the six months ended March 31, 1998 and two months ended November 29, 1998 (Pre-Confirmation).

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

          5. The Parent Company, pursuant to the terms of an interest bearing note with Guarantor Subsidiaries, has included in their allocation of expenses, interest expense for the two months ended November 29, 1998 and the six months ended March 31, 1998.

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

                            HARVARD INDUSTRIES, INC.

                    CONSOLIDATING BALANCE SHEETS (UNAUDITED)

                       MARCH 31, 1999 (POST-CONFIRMATION)
                           (IN THOUSANDS OF DOLLARS)

                                                            COMBINED        COMBINED
                                                PARENT     GUARANTOR       NON-GUARANTOR
                                               COMPANY     SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                               --------    ------------    -------------    ------------    ------------
                   ASSETS

Current assets:
  Cash and cash equivalents.................   $  1,622      $ 11,486         $    10                         $ 13,118
  Accounts receivable, net..................         (1)       49,773           4,788                           54,560
  Inventories...............................         --        26,243           1,136                           27,379
  Prepaid expenses and other current
     assets.................................      3,166         2,524              19                            5,709
                                               --------      --------         -------        ----------       --------
Total current assets........................      4,787        90,026           5,953                          100,766

Investment in subsidiaries..................    (17,414)       16,230              --             1,184             --

Property, plant and equipment, net..........      2,137       115,756           7,980                          125,873

Intangible assets, net......................         --       293,973              --                          293,973

Intercompany receivables....................    197,709            --          11,842          (209,551)            --

Other assets, net...........................      6,441            12              --                            6,453
                                               --------      --------         -------        ----------       --------
Total assets................................   $193,660      $515,997         $25,775        ($ 208,367)      $527,065
                                               --------      --------         -------        ----------       --------
                                               --------      --------         -------        ----------       --------

        See accompanying notes to the consolidated financial statements.

                            HARVARD INDUSTRIES, INC.

                    CONSOLIDATING BALANCE SHEETS (UNAUDITED)

                       MARCH 31, 1999 (POST-CONFIRMATION)
                           (IN THOUSANDS OF DOLLARS)

                                                            COMBINED        COMBINED
                                                PARENT     GUARANTOR       NON-GUARANTOR
                                               COMPANY     SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                               --------    ------------    -------------    ------------    ------------
    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.....................   $     --      $  5,590        $      --                        $  5,590
  Current portion of long-term debt.........         --         1,000               --                           1,000
  Accounts payable..........................      5,898        36,273            3,368                          45,539
  Accrued expenses..........................      8,265        54,620            1,077                          63,962
  Income taxes payable......................         34         6,941               --                           6,975
                                               --------      --------        ---------       ----------       --------
Total current liabilities...................     14,197       104,424            4,445                         123,066
                                               --------      --------        ---------       ----------       --------
Long-term debt..............................         --        73,500               --                          73,500
Postretirement benefits other than
  pensions..................................         --        95,466               --                          95,466
Intercompany payables.......................      8,299       196,152            5,100         (209,551)            --
Other.......................................     15,083        63,869               --                          78,952
                                               --------      --------        ---------       ----------       --------
Total Liabilities...........................     37,579       533,411            9,545         (209,551)       370,984
                                               --------      --------        ---------       ----------       --------

Shareholders' Equity (Deficiency):
  Common stock and additional paid-in-
     capital................................    175,000        (2,526)          15,578          (13,052)       175,000
  Foreign current translation adjustment....        195           195              195             (390)           195
  Retained earnings (deficiency)............    (19,114)      (15,083)             457           14,626        (19,114)
                                               --------      --------        ---------       ----------       --------
Total shareholders' equity (deficiency).....    156,081       (17,414)          16,230            1,184        156,081
                                               --------      --------        ---------       ----------       --------
Total liabilities and shareholders' equity
  (deficiency)..............................   $193,660      $515,997        $  25,775       $ (208,367)      $527,065
                                               --------      --------        ---------       ----------       --------
                                               --------      --------        ---------       ----------       --------

          See accompanying notes to consolidated financial statements.

                            HARVARD INDUSTRIES, INC.

                          CONSOLIDATING BALANCE SHEETS

                     SEPTEMBER 30, 1998 (PRE-CONFIRMATION)
                           (IN THOUSANDS OF DOLLARS)

                                                           COMBINED        COMBINED
                                               PARENT      GUARANTOR      NON-GUARANTOR
                                              COMPANY     SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                              --------    ------------    -------------    ------------    ------------
                  ASSETS
Current assets:
  Cash and cash equivalents................   $ 10,229      $  1,395         $    --       $         --      $ 11,624
  Accounts receivable, net.................      2,217        50,990           3,839                 --        57,046
  Inventories..............................      1,720        24,177             749                 --        26,646
  Prepaid expenses and other current
     assets................................      1,982         3,702              17                 --         5,701
                                              --------      --------         -------       ------------      --------
Total current assets.......................     16,148        80,264           4,605                 --       101,017
                                              --------      --------         -------       ------------      --------
Investment in subsidiaries.................   (262,212)       14,653              --            247,559            --
Property, plant and equipment, net.........      2,755       112,057           7,767                 --       122,579
Intangible assets,net......................         --         2,833              --                 --         2,833
Intercompany receivables...................    600,848       524,198          14,625         (1,139,671)           --
Other assets, net..........................     23,211         1,341              --                 --        24,552
                                              --------      --------         -------       ------------      --------
Total assets...............................   $380,750      $735,346         $26,997           (892,112)     $250,981
                                              --------      --------         -------       ------------      --------
                                              --------      --------         -------       ------------      --------

          See accompanying notes to consolidated financial statements.

                            HARVARD INDUSTRIES, INC.

                          CONSOLIDATING BALANCE SHEETS

                     SEPTEMBER 30, 1998 (PRE-CONFIRMATION)
                           (IN THOUSANDS OF DOLLARS)

                                                            COMBINED        COMBINED
                                                PARENT     GUARANTOR       NON-GUARANTOR
                                               COMPANY     SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                               --------    ------------    -------------    ------------    ------------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Current portion of (DIP) loans............   $     --      $ 39,161         $    --        $       --       $ 39,161
  Creditors subordinated term loan..........         --        25,000              --                --         25,000
  Accounts payable..........................      2,382        19,812           2,904                --         25,098
  Accrued expenses..........................     12,285        81,104             (52)               --         93,337
  Income taxes payable......................      8,144           169             132                --          8,445
                                               --------      --------         -------        ----------       --------
Total current liabilities...................     22,811       165,246           2,984                --        191,041
Liabilities subject to compromise (a).......    385,665            --              --                --        385,665
Postretirement benefits other than
  pensions..................................     81,949        13,566              --                --         95,515
Intercompany payables.......................    351,525       779,115           9,031        (1,139,671)            --
Other.......................................     23,393        39,631             329                --         63,353
                                               --------      --------         -------        ----------       --------
Total liabilities...........................    865,343       997,558          12,344        (1,139,671)       735,574
                                               --------      --------         -------        ----------       --------
PIK preferred...............................    124,637            --              --                --        124,637
                                               --------      --------         -------        ----------       --------
Shareholders' equity (deficiency):
  Common stock and additional
     paid-in-capital........................     32,204        16,937              10           (16,947)        32,204
  Additional minimum pension liability......     (8,902)       (8,902)             --             8,902         (8,902)
  Foreign current translation adjustment ...     (2,991)       (2,991)         (2,991)            5,982         (2,991)
  Retained earnings (deficiency)............   (629,541)     (267,256)         17,634           249,622       (629,541)
                                               --------      --------         -------        ----------       --------
Total shareholders' equity (deficiency).....   (609,230)     (262,212)         14,653           247,559       (609,230)
                                               --------      --------         -------        ----------       --------
Total liabilities and shareholders' equity
  (deficiency)..............................   $380,750      $735,346         $26,997        $ (892,112)      $250,981
                                               --------      --------         -------        ----------       --------
                                               --------      --------         -------        ----------       --------

------------------

(a) Includes $309,728 senior notes payable and accrued interest which are subject to the guaranty of the combined guarantor subsidiaries.

          See accompanying notes to consolidated financial statements.

                            HARVARD INDUSTRIES, INC.

               CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

              FOUR MONTHS ENDED MARCH 31, 1999 (POST-CONFIRMATION)
                           (IN THOUSANDS OF DOLLARS)

                                                             COMBINED        COMBINED
                                                 PARENT     GUARANTOR       NON-GUARANTOR
                                                COMPANY     SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                --------    ------------    -------------    ------------    ------------
Sales........................................   $     --      $162,124         $ 6,769         $     --        $168,893
                                                --------      --------         -------         --------        --------
Costs and expenses:
  Cost of sales..............................         --       143,674           5,630               --         149,304
  Selling, general and administrative........      4,090         9,411              --               --          13,501
  Interest expense...........................         --         4,046               9               --           4,055
  Amortization of intangible assets..........         --        20,928              --               --          20,928
  Other (income) expense, net................        (74)         (343)            321               --             (96)
  Equity in (income) loss of subsidiaries....     15,083          (457)             --          (14,626)             --
  Allocated expenses.........................         --            --              --               --              --
                                                --------      --------         -------         --------        --------
     Total costs and expenses................     19,099       177,259           5,960          (14,626)        187,692
                                                --------      --------         -------         --------        --------
Income (loss) before income taxes............    (19,099)      (15,135)            809           14,626         (18,799)
Provision for income taxes...................         15           (52)            352               --             315
                                                --------      --------         -------         --------        --------
     Net income (loss).......................   $(19,114)     $(15,083)        $   457         $ 14,626        $(19,114)
                                                --------      --------         -------         --------        --------
                                                --------      --------         -------         --------        --------

          See accompanying notes to consolidated financial statements.

                            HARVARD INDUSTRIES, INC.

               CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

               SIX MONTHS ENDED MARCH 31, 1998 (PRE-CONFIRMATION)
                           (IN THOUSANDS OF DOLLARS)

                                                             COMBINED        COMBINED
                                                 PARENT     GUARANTOR       NON-GUARANTOR
                                                COMPANY     SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                --------    ------------    -------------    ------------    ------------
Sales........................................   $  7,533      $386,798         $ 9,060          $   --         $403,391
                                                --------      --------         -------          ------         --------
Costs and expenses:
  Cost of sales..............................      7,523       370,009           8,281              --          385,813
  Selling, general and administrative........      4,095        21,108             150              --           25,353
  Interest expense...........................      3,295         5,630               7              --            8,932
  Restructuring charges......................      5,000         5,842              --              --           10,842
  Gain on sale of operation..................     (1,605)      (25,353)             --              --          (26,958)
  Amortization of goodwill...................         --           792              --              --              792
  Other (income) expense, net................       (860)        1,626             205              --              971
  Equity in (income) loss of subsidiaries....      3,468           263              --          (3,731)              --
  Allocated expenses.........................    (10,760)       10,080             680              --               --
                                                --------      --------         -------          ------         --------
     Total costs and expenses................     10,156       389,997           9,323          (3,731)         405,745
                                                --------      --------         -------          ------         --------
Income (loss) before income taxes and
  reorganization items.......................     (2,623)       (3,199)           (263)          3,731           (2,354)
Reorganization items.........................      5,977           (76)             --              --            5,901
                                                --------      --------         -------          ------         --------
Income (loss) before income taxes............     (8,600)       (3,123)           (263)          3,731           (8,255)
Provision for income taxes...................         --           345              --              --              345
                                                --------      --------         -------          ------         --------
     Net gain (loss).........................   $ (8,600)     $ (3,468)        $  (263)         $3,731         $ (8,600)
                                                --------      --------         -------          ------         --------
                                                --------      --------         -------          ------         --------

          See accompanying notes to consolidated financial statements.

                            HARVARD INDUSTRIES, INC.

               CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

             TWO MONTHS ENDED NOVEMBER 29, 1998 (PRE-CONFIRMATION)
                           (IN THOUSANDS OF DOLLARS)

                                                            COMBINED        COMBINED
                                                PARENT     GUARANTOR       NON-GUARANTOR
                                               COMPANY     SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                               --------    ------------    -------------    ------------    ------------
Sales.......................................   $     --      $ 85,550         $ 3,500                         $ 89,050
                                               --------      --------         -------         --------        --------

Costs and expenses:

  Cost of sales.............................         --        76,774           2,854                           79,628

  Selling, general and administrative.......      2,230         2,921                                            5,151

  Interest expense..........................      1,636              (3)            3                            1,636

Restructuring charges:

  Gain on sale of operation.................

  Amortization of goodwill..................                      264               0                              264

Other (income) expense, net.................                     (198)            164                              (34)

Equity in (income) loss of subsidiaries.....     (1,376)         (269)                           1,645              --

Allocated expenses..........................        (20)           20                                               --
                                               --------      --------         -------         --------        --------

     Total costs and expenses...............      2,470        79,509           3,021            1,645          86,645
                                               --------      --------         -------         --------        --------

Income (loss) before income taxes and
  reorganization items......................     (2,470)        6,041             479           (1,645)          2,405

Reorganization items........................     45,793         4,591              --               --          50,384
                                               --------      --------         -------         --------        --------

Income (loss) before income taxes...........    (48,263)        1,450             479           (1,645)        (47,979)

Provision for income taxes..................        300            74             210               --             584
                                               --------      --------         -------         --------        --------

Net loss before extraordinary item..........    (48,563)        1,376             269           (1,645)        (48,563)

Extraordinary item..........................    206,363            --              --               --         206,363
                                               --------      --------         -------         --------        --------

     Net income (loss)......................   $157,800      $  1,376         $   269         ($ 1,645)       $157,800
                                               --------      --------         -------         --------        --------
                                               --------      --------         -------         --------        --------

         See accompanying notes to consolidated financial statements.

                            HARVARD INDUSTRIES, INC.

               CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

              FOUR MONTHS ENDED MARCH 31, 1999 (POST-CONFIRMATION)
                           (IN THOUSANDS OF DOLLARS)

                                                             COMBINED        COMBINED
                                                 PARENT     GUARANTOR       NON-GUARANTOR
                                                COMPANY     SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                --------    ------------    -------------    ------------    ------------
Cash flows related to operating activities:
  Loss from operations before reorganization
     items...................................   $(19,114)     $(15,083)        $   457         $ 14,626        $(19,114)
  Add back (deduct) items not affecting cash
     and cash equivalents:
     Equity in (income) loss of
       subsidiaries..........................     15,083          (457)             --          (14,626)             --
  Depreciation and amortization..............         23        24,463             384               --          24,870
  Changes in operating assets and liabilities
     net of effects from reorganization
     items:
     Accounts receivable.....................        564        15,091             (84)              --          15,571
     Inventories.............................         --           260            (485)              --            (225)
     Other current assets....................     (1,654)        1,143             101               --            (410)
     Accounts payable........................       (683)       (1,252)            700               --          (1,235)
     Accrued expenses and income taxes
       payable...............................      5,822        (5,662)            615               --             775
     Other noncurrent........................     (2,787)        3,269          (1,678)              --          (1,196)
                                                --------      --------         -------         --------        --------
Net cash provided by (used in) operations
  before reorganization items................     (2,746)       21,772              10               --          19,036
Net cash provided by (used in) reorganization
  items......................................         --        (5,318)             --               --          (5,318)
                                                --------      --------         -------         --------        --------
Net cash provided by (used in) operations ...     (2,746)       16,454              10               --          13,718
                                                --------      --------         -------         --------        --------
Cash flows related to investing activities:
  Acquisition of property, plant and
     equipment...............................         --        (7,832)             --               --          (7,832)
Net proceeds from sale of operation..........         --         3,553              --               --           3,553
                                                --------      --------         -------         --------        --------
Net cash provided by (used in) investing
  activities.................................   $     --      $ (4,279)        $    --         $     --        $ (4,279)
                                                --------      --------         -------         --------        --------
                                                --------      --------         -------         --------        --------

         See accompanying notes to consolidated financial statements.

                            HARVARD INDUSTRIES, INC.

           CONSOLIDATING STATEMENTS OF CASH FLOWS (POST-CONFIRMATION)

                  FOUR MONTHS ENDED MARCH 31, 1999 (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                            COMBINED       COMBINED
                                                PARENT     GUARANTOR       NON-GUARANTOR
                                                COMPANY    SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                -------    ------------    -------------    ------------    ------------
Cash flows related to financing activities:
  Net borrowings (repayments) under
     financing/credit agreement..............   $   --       $ (1,335)          $--           $     --        $ (1,335)
                                                -------      --------           ---           --------        --------
  Net cash provided by (used in) financing
     activities..............................       --         (1,335)           --                 --          (1,335)
                                                -------      --------           ---           --------        --------
Net increase (decrease) in cash and cash
  equivalents................................   (2,746)        10,840            10                 --           8,104
Cash and cash equivalents:
  Beginning of period........................    4,368            646            --                 --           5,014
                                                -------      --------           ---           --------        --------
  End of period..............................   $1,622       $ 11,486           $10           $     --        $ 13,118
                                                -------      --------           ---           --------        --------
                                                -------      --------           ---           --------        --------

          See accompanying notes to consolidated financial statements.

                            HARVARD INDUSTRIES, INC.

               CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

               SIX MONTHS ENDED MARCH 31, 1998 (PRE-CONFIRMATION)
                           (IN THOUSANDS OF DOLLARS)

                                                             COMBINED        COMBINED
                                                 PARENT     GUARANTOR       NON-GUARANTOR
                                                COMPANY     SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                --------    ------------    -------------    ------------    ------------
Cash flows related to operating activities:
  Loss from operations before reorganization
    items....................................   $ (7,623)     $ (3,544)        $  (263)        $  8,731        $ (2,699)
  Add back (deduct) items not affecting cash
    and cash equivalents:
    Equity in (income) loss of subsidiaries..      8,468           263              --           (8,731)
    Depreciation and amortization............        918        14,397             747               --          16,062
    Impairment of long-lived assets and
       restructuring charge..................         --         5,842              --                            5,842
    Gain on sale of operation................     (1,605)      (25,353)             --               --         (26,958)
    Loss on disposition of property, plant
       and equipment.........................        283           436             201               --             920
    Postretirement benefits..................         --         2,332              --               --           2,332
  Changes in operating assets and liabilities
    net of effects from reorganization items:
    Accounts receivable......................      1,832       (10,164)         (2,573)              --         (10,905)
    Inventories..............................      1,439        10,522             418               --          12,379
    Other current assets.....................       (483)        1,585               8               --           1,110
    Accounts payable.........................       (228)       (2,246)            351               --          (2,123)
    Accrued expenses and income taxes
       payable...............................     11,835         4,171          (2,277)              --          13,729
    Other noncurrent.........................     (2,693)        3,442             (74)                             675
                                                --------      --------         -------         --------        --------
Net cash provided by (used in) operations
  before reorganization items................     12,143         1,683          (3,462)              --          10,364
Net cash provided by (used in) reorganization
  items......................................     (4,473)           76              --               --          (4,397)
                                                --------      --------         -------         --------        --------
Net cash provided by (used in) operations....      7,670         1,759          (3,462)              --           5,967
                                                --------      --------         -------         --------        --------
Cash flows related to investing activities:
  Acquisition of property, plant and
    equipment................................        (65)       (6,164)           (174)              --          (6,403)
  Net proceeds from sale of operation........      3,037        16,391              --               --          19,428
                                                --------      --------         -------         --------        --------
Net cash provided by (used in) investing
  activities.................................      2,972        10,227            (174)              --          13,025
                                                --------      --------         -------         --------        --------
Cash flows related to financing activities:
  Net borrowings (repayments) under DIP
    financing................................   $ (1,335)     $(36,942)        $    --         $     --        $(38,277)
  Proceeds of creditors subordinated term
    loan, net of financing costs of $2,500...     22,500            --              --               --          22,500
  Advance payment from customer..............         --            --              --               --              --
  Repayments of long-term debt...............         --           (83)             --               --             (83)
  Repayment of EPA settlements...............         --           (55)             --               --             (55)
  Net changes in intercompany balances.......    (32,282)       29,622           2,660               --              --
                                                --------      --------         -------         --------        --------
Net cash provided by (used in) financing
  activities.................................    (11,117)       (7,458)          2,660               --         (15,915)
                                                --------      --------         -------         --------        --------
Net increase (decrease) in cash and cash
  equivalents................................       (475)        4,528            (976)              --           3,077
Cash and cash equivalents:
  Beginning of period........................      3,324         5,376             512               --           9,212
                                                --------      --------         -------         --------        --------
  End of period..............................   $  2,849      $  9,904         $  (464)        $     --        $ 12,289
                                                --------      --------         -------         --------        --------
                                                --------      --------         -------         --------        --------

          See accompanying notes to consolidated financial statements.

                            HARVARD INDUSTRIES, INC.

               CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

             TWO MONTHS ENDED NOVEMBER 29, 1998 (PRE-CONFIRMATION)
                           (IN THOUSANDS OF DOLLARS)

                                                             COMBINED        COMBINED
                                                 PARENT     GUARANTOR       NON-GUARANTOR
                                                COMPANY     SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                --------    ------------    -------------    ------------    ------------
Cash flows related to operating activities:
  Loss from operations before reorganization
    items....................................   $ (9,355)     $  4,331         $   269         $  6,575        $  1,820
  Add back (deduct) items not affecting cash
    and cash equivalents:
    Equity in (income) loss of subsidiaries..      6,844          (269)             --           (6,575)             --
    Depreciation and amortization............         12         3,799             168               --           3,979
    Gain on sale of operation................         --            --              --               --              --
    Loss on disposition of property, plant
       and equipment.........................         --            --              --               --              --
    Postretirement benefits..................         --            --              --               --              --
  Changes in operating assets and liabilities
    net of effects from reorganization items:
    Accounts receivable......................      1,654       (12,667)         (4,064)              --         (15,077)
    Inventories..............................      1,720        (2,986)             98               --          (1,168)
    Other current assets.....................        470            35            (103)              --             402
    Accounts payable.........................      4,199        17,713            (236)              --          21,676
    Accrued expenses and income taxes
       payable...............................    (16,671)       (7,456)            382               --         (23,745)
    Other noncurrent.........................      5,266       (10,164)          3,486               --          (1,412)
                                                --------      --------         -------         --------        --------
Net cash provided by (used in) operations
  before reorganization items................     (5,861)       (7,664)             --               --         (13,525)
Net cash provided by (used in) reorganization
  items......................................         --        (4,018)             --               --          (4,018)
                                                --------      --------         -------         --------        --------
Net cash provided by (used in) operations....     (5,861)      (11,682)             --               --         (17,543)
                                                --------      --------         -------         --------        --------
Cash flows related to investing activities:
  Acquisition of property, plant and
    equipment................................         --        (2,856)             --               --          (2,856)
Net proceeds from sale of operation..........         --            --              --               --              --
                                                --------      --------         -------         --------        --------
Net cash provided by (used in) investing
  activities.................................         --        (2,856)             --               --          (2,856)
                                                --------      --------         -------         --------        --------
Cash flows related to financing activities:
  Deferred financing cost....................   $     --      $ (3,338)        $    --         $     --        $ (3,338)
  Net borrowings (repayments) under DIP
    financing................................         --         1,062              --               --           1,062
  Net borrowings (and repayments) under
    financing/credit agreement...............         --        81,425              --               --          81,425
  Retirement of DIP financing................         --       (40,360)             --               --         (40,360)
  Retirement of creditors unsecured term
    loan.....................................         --       (25,000)             --               --         (25,000)
                                                --------      --------         -------         --------        --------
Net cash provided by (used in) financing
  activities.................................         --        13,789              --               --          13,789
                                                --------      --------         -------         --------        --------
Net increase (decrease) in cash and cash
  equivalents................................     (5,861)         (749)             --               --          (6,610)
Cash and cash equivalents:
  Beginning of period........................     10,229         1,395              --               --          11,624
                                                --------      --------         -------         --------        --------
  End of period..............................   $  4,368      $    646         $    --         $     --        $  5,014
                                                --------      --------         -------         --------        --------
                                                --------      --------         -------         --------        --------

         See accompanying notes to consolidated financial statements.

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

RESULTS OF OPERATIONS

  General

     Effective November 24, 1998, the Company emerged from Chapter 11 bankruptcy proceedings and implemented "Fresh Start Reporting" as of November 29, 1998 (its normal interim closing date). Accordingly, all assets and liabilities were restated to reflect their respective fair values. The consolidated financial statements after that date are those of a new reporting entity and are not comparable to the Pre-Confirmation periods. However, for purposes of this discussion, the four months ended March 31, 1999 (Post-Confirmation) were combined with the two months ended November 29, 1998 (Pre-Confirmation) and then compared to the six months ended March 31, 1998. Differences between periods due to "Fresh Start Reporting" adjustments are explained when necessary. The following table is included solely for use in comparative analysis of results of operations, and to complement management's discussion and analysis.

  Six Months Ended March 31, 1999 compared to the Six Months Ended March 31,
  1998.

                                                                                                SIX MONTHS ENDED
                                                                                             ----------------------
                                                                                             MARCH 31,    MARCH 31,
                                                                                               1999         1998
                                                                                             ---------    ---------
Sales.....................................................................................   $ 257,943    $ 403,391
Cost of Sales.............................................................................     228,932      385,813
                                                                                             ---------    ---------
     Gross profit.........................................................................      29,011       17,578
Selling, General and Administrative Expenses..............................................      18,652       25,353
                                                                                             ---------    ---------
     Operating income (loss)(a)...........................................................      10,359       (7,775)
Interest Expense..........................................................................       5,691        8,932
Amortization of intangible assets.........................................................      21,192          792
Restructuring Charges.....................................................................          --       10,842
(Gain) on Sale of Operation...............................................................          --      (26,958)
Other (Income) Expense, Net...............................................................        (130)         971
                                                                                             ---------    ---------
     Income (loss) before Income Taxes, Reorganization Items and Extraordinary Item.......     (16,394)      (2,354)
Reorganization Items......................................................................      50,384        5,901
Provision for Income Taxes................................................................         899          345
Extraordinary Item........................................................................    (206,363)          --
                                                                                             ---------    ---------
     Net income (loss)....................................................................   $ 138,686    ($  8,600)
                                                                                             ---------    ---------
                                                                                             ---------    ---------

------------------
(a) Included depreciation expense of $7,099 and $13,522 for the six months ended March 31, 1999 and March 31, 1998, respectively.

     Due to the long gestation between the time that an OEM customer awards the Company a contract to produce parts for a new platform and the time the Company produces those parts (in almost all instances 2 to 4 years), and the considerable designing and planning obligations required of the successful bidder during this period of delay, OEMs were reluctant to award new business to the Company during the pendency of the Company's Chapter 11 case. As a result, the awarded new business during the pendency of the Chapter 11 case was less than would be anticipated under normal conditions. This could have serious effects on the financial strength of the Company in the next several years when the recently awarded platforms commence production. Such effects, if experienced, will occur over that extended future period; the Company has not yet experienced such effects sufficiently to be able to furnish more specific estimates of the timing or amount thereof.

     Sales.  Sales decreased $145,448 from $403,391 to $257,943 or 36.1%.
Aggregate sales for the operations designated for sale or wind down decreased approximately $148,641 from $169,288 to $20,647 as the Company's divestiture program as contemplated under the Company's Plan of Reorganization nears completion. Sales for the remaining operations increased $3,193 from $234,103 to $237,296 as strong light truck demand was partially offset by the wind down of older programs.

     Gross Profit. Gross margin, expressed as a percentage of sales, increased from 4.4% to 11.2%, or $11,433. The gross (loss) for operations designated for sale or wind-down increased from ($237) to ($805). After adjusting 1999 results for $3,767 of operating losses charged to loss contract reserves established in the fourth quarter of fiscal 1998, reported operating losses for 1999 would have been $4,572. Gross (loss) increased by approximately $4,300 due to one-time tooling profits of approximately $1,900 in 1998 and significantly lower volume in 1999 as a result of the divestiture program. The increase of $12,001 in gross profit for the remaining operations was mainly due to improved operating efficiencies, strong light truck demand and management's focus on higher margin business.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $25,353 to $18,652 due to reduced levels of staffing and spending as a result of the reorganization program implemented by current management and the 1998 charge of $5,000 for the purchase and implementation of enterprise software (see Year 2000 Readiness).

     Interest Expense. Interest expense decreased from $8,932 to $5,691 as a result of lower borrowing levels resulting from the cash generated by the sale or wind down of unprofitable businesses and improved working capital management.

     Amortization of Intangibles. Amortization of intangibles increased from $792 to $21,192 as a result of the amortization on the $314,901 reorganization asset, established as part of "Fresh Start Reporting," which is being amortized over five years.

     Restructuring Charges. During the period ended March 31, 1998 the Company recorded $5,000 in restructuring charges for shutdown and relocation costs relating to the move of the corporate headquarters from Tampa, Florida to Lebanon, New Jersey and a $5,842 charge for the impairment write-off of certain property, plant and equipment. No restructuring charges were recorded during the period ended March 31, 1999.

     Gain on Sale of Operation. During the period ended March 31, 1998, the Company recognized a gain on the sale of the Material Handling division of Kingston Warren of $11,354, a gain on the sale of the land, building and certain other assets of the Harvard Interiors, St. Louis facility of $1,605 and a gain of $13,999 on the transfer of certain assets at the Toledo facility and their related lease obligation to a third party.

     Other (Income) Expenses. Other (income) expense increased from $971 to ($130) due to rental income from an idle facility in the period ended March 31, 1999 and loss on the disposal of equipment in the period ended March 31, 1998.

     Reorganization Items. During the period ended March 31, 1999, the Company recognized, as part of "Fresh Start Reporting," charges that aggregated $50,431 for adjustments to reflect all assets and liabilities at their respective fair values. Reorganization charges during the period ended March 31, 1998 represent mainly professional fees incurred in connection with the bankruptcy proceedings.

     Provision for Income Taxes. The Increase from $345 to $897 was principally due to higher earnings at the Company's Canadian subsidiary.

     Extraordinary Item. During the period ended March 31, 1999 an extraordinary gain of $206,363 was recorded for the forgiveness of debt that resulted from the reorganization of the Company in accordance with "Fresh Start Reporting."

     Net Income (Loss). The net income (loss) increased from ($8,600) to $138,686 for the reasons described above.

  Three months ended March 31, 1999 compared to the three months ended March 31, 1998.

     The following table is included solely for use in comparative analysis of results of operating and to complement management's discussion and analysis.

                                                                                        THREE MONTHS ENDED      THREE MONTHS ENDED
                                                                                        -------------------     -------------------
                                                                                             MARCH 31,              MARCH 31,
                                                                                               1999                   1998
                                                                                        -------------------    -------------------
Sales................................................................................        $ 128,727              $ 206,339
Cost of Sales........................................................................          113,670                194,091
                                                                                             ---------              ---------
     Gross Profit....................................................................           15,057                 12,248
Selling, General and Administrative Expenses.........................................           10,480                 15,518
                                                                                             ---------              ---------
     Operating income (loss)(a)......................................................            4,577                 (3,270)
Interest Expense.....................................................................            3,064                  5,079
Amortization of intangible assets....................................................           15,696                    396
Restructuring Charges................................................................               --                  5,842
(Gain) on Sale of Operation..........................................................               --                (15,604)
Other (Income) Expense, Net..........................................................              (89)                   963
                                                                                             ---------              ---------
     Income (loss) before Income Taxes, Reorganization Items and Extraordinary Item..          (14,094)                    54
Reorganization Items.................................................................               --                  2,959
Provision for Income Taxes...........................................................               23                    176
Extraordinary Item...................................................................               --                     --
                                                                                             ---------              ---------
     Net (loss)......................................................................        ($ 14,117)             ($  3,081)
                                                                                             ---------              ---------
                                                                                             ---------              ---------

------------------
(a) Includes depreciation expense of $2,748 and $6,708 for the three months ended March 31, 1999 and March 31, 1998, respectively.

     Due to the long gestation between the time that an OEM customer awards the Company a contract to produce parts for a new platform and the time the Company produces those parts (in almost all instances 2 to 4 years), and the considerable designing and planning obligations required of the successful bidder during this period of delay, OEMs were reluctant to award new business to the Company during the pendency of the Company's Chapter 11 case. As a result, the awarded new business during the pendency of the Chapter 11 case was less than would be anticipated under normal conditions. This could have serious effects on the financial strength of the Company in the next several years when the recently awarded platforms commence production. Such effects, if experienced, will occur over that extended future period; the Company has not yet experienced such effects sufficiently to be able to furnish more specific estimates of the timing or amount thereof.

     Sales.  Sales decreased $77,612 from $206,339 to $128,727 or 37.6%.
Aggregate sales for the operations designated for sale or wind down decreased approximately $80,193 from $89,255 to $9,062 as the Company's divestiture program as contemplated under the Company's Plan of Reorganization nears completion. Sales for the remaining operations increased $2,581 from $117,084 to $119,665, as strong light truck demand was partially offset by the wind down of older programs.

     Gross Profit. The gross margin, expressed as a percentage of sales, increased from 5.9% to 11.7%, or $2,809. The gross profit (loss) for operations designated for sale or wind-down decreased from $2,585 to ($340) After adjusting 1999 results for $1,398 of operating losses charged to loss contract reserves that were established in the fourth quarter of fiscal 1998 reported operating losses for 1999 would have been $1,738. Gross profit decreased approximately $4,300 due primarily to one-time tooling profits of approximately $1,900 in 1998 and significantly lower volume in 1999 as a result of the Company's divestiture program. The increase of $5,734 in gross profit for the remaining operations was mainly due to improved operating efficiencies, strong light truck demand and management's focus on higher margin business.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $15,518 to $10,480 due to a 1998 charge of $5,000 for the purchase and implementation of enterprise software (see Year 2000 Readiness).

     Interest Expense. Interest expense decreased from $5,079 to $3,064 as a result of lower borrowing levels resulting from the cash generated by the sale or wind down of unprofitable businesses and improved working capital management.

     Amortization of Intangibles. Amortization of intangibles increased from $396 to $15,696 as a result of the amortization on the $314,901 reorganization asset, established as part of "Fresh Start Reporting," which is being amortized over five years.

     Restructuring Charges. During the period ended March 31, 1998 the Company recorded a $5,842 charge for the impairment write-down of certain property, plant and equipment. No restructuring charges were recorded during the period ended March 31, 1999.

     Gain on Sale of Operations. During the period ended March 31, 1998, the Company recognized a gain on the sale of the land, building and certain other assets of the Harvard Interiors' St. Louis facility of $1,605 and a gain of $13,999 on the transfer of certain assets at the Toledo facility and their related lease obligation to a third party.

     Other (Income) Expenses. Other (income) expense increased from $963 to ($89) due to rental income from an idle facility in the period ended March 31, 1999 and a loss on the disposal of equipment in the period ended March 31, 1998.

     Reorganization Items. Reorganization charges during the period ended March 31, 1998 represent mainly professional fees incurred in connection with the bankruptcy proceedings.

     Provision for Income Taxes. The decrease from $176 to $23 was principally due to adjustments to the estimated tax provision for the Canadian subsidiary.

     Net Income (Loss). The net (loss) increased from ($3,081) to ($14,117) for the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

     On a pro forma basis, the cash flow (usage) for the two months ended November 29, 1998 (pre-confirmation) and the four months ended March 31, 1999 (post-confirmation) have been combined for purposes of comparison to the six months ended March 31, 1998.

     For the six months ended March 31, 1999, the Company had cash used in operations of $3,825 compared to cash provided by operations of $5,967 for the six months ended March 31, 1998. The decrease was due to an increase in financing, legal and professional fees and other payments related to the Company's emergence from Chapter 11 proceedings on November 24, 1998 in addition to significant expenditures related to its installation of a new management information system that will allow its critical information systems and technology infrastructure to be Year 2000 compliant; partially offset by improved working capital. The prior year's results included an advance from a major customer to partially defray the cost of shutting down the Toledo, Ohio facility.

     The Company emerged from Chapter 11 on November 24, 1998, repaid the DIP Facility, the Post-Petition Term Loan, and issued $25,000 of Senior Secured Notes and entered into a $115,000 Senior Credit facility. The Company had borrowing availability of approximately $35,000 as of March 31, 1999. Management anticipates having sufficient liquidity to conduct its activities in fiscal 1999 as result of the borrowing availability provided by these facilities.

     Continuation of the Company's business after reorganization is dependent upon the success of future operations, including execution of the company's turnaround business strategy and the ability to meet obligations as they become due. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and at March 31, 1999 had a net working capital deficit. These factors among others raise substantial doubt about the Company's ability to achieve successful future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

          Phase V--Implementation Roll-out. Provide training and education, implementation support and post-implementation reviews at all other sites. As of March 1, 1999, the Company had successfully implemented ERP software at eleven plants and in corporate finance. The new ERP software is scheduled to be installed at four additional plants between March 29, 1999 and September 30, 1999.

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

     Remediation costs. The Company expects to spend approximately $14,000 to address issues related to Year 2000 compliance and functionality, including $2,400 for new software, $2,000 for new hardware (mainframe, personal computers and infrastructure wiring), $4,200 for software implementation and $5,400 for project management consultants. Approximately $13,200 of such amount has been spent through March 31, 1999. The source of such funds was working capital loans. The balance of the remediation costs are expected to be incurred through August 1999. The Company does not believe that the payment of such costs will have a material impact on the Company's financial position or results of operations.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that are required to be disclosed.

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

     On November 24, 1998, the Company issued $25,000 of 14 1/2% Senior Secured Notes due September 1, 2003. The Notes were issued pursuant to its Chapter 11 Plan of Reorganization and subject to an exemption from the registration requirements of the Securities Act of 1933 (and of equivalent state securities or "blue sky" laws) provided by section 1145(a)(1) of the Bankruptcy Code. The Notes were issued to Lehman Brothers, as initial purchaser, and resold pursuant to Rule 144A to Qualified Institutional Buyers (as defined in such Rule) for an aggregate purchase price of $25,000,000, of which $1,000,000 was retained by Lehman Brothers, as underwriter's discount, and $24,000,000 was received by the Company.

     On or about November 24, 1998, in reliance upon Section 3(a)(7) of the Securities Act and Section 1145(a)(1) of the Bankruptcy Code and pursuant to the confirmed Plan of Reorganization, the Company issued 8,240,295 shares of New Common Stock, in the aggregate, to holders of allowed unsecured claims in the Company's bankruptcy proceeding. In addition, on and after November 24, 1998, warrants to purchase an aggregate of approximately 626,200 shares of New Common Stock have been issued pursuant to the confirmed Plan of Reorganization and in reliance upon Section 3(a)(7) of the Securities Act and Section 1145(a)(1) of the Bankruptcy Code, to holders of the Company's formerly outstanding shares of common and preferred stock, which were canceled pursuant to the Plan of Reorganization. The warrants are exercisable until November 23, 2003 to purchase shares of New Common Stock at an exercise price of $41.67 per share. The shares of New Common Stock and warrants issued pursuant to the Plan of Reorganization were issued without cash or other consideration. See Footnote 5 for the financial impact of the Plan of Reorganization on registered securities.

     On March 24, 1999, the Board of Directors of the Company declared a dividend on each outstanding share of the Company's Common Stock, payable to holders of record on April 5, 1999, of a preferred share purchase right which, when exercisable, entitles the holder thereof to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company. The terms of the rights are set forth in a Rights Agreement between the Company and State Street Bank and Trust Company, as Rights Agent, and are described in the Company's Report on Form 8-K filed on March 25, 1999, which is hereby incorporated herein by reference. No registration of such rights was required under the Securities Act since the transaction constituted a dividend on the Company's outstanding shares of common stock and no sale of any security was involved.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     The Company announced on May 11, 1999 that it continues to look at potential acquisitions to diversify its industrial base and it has retained Lehman Brothers, Inc. to assist in exploring alternatives with respect to the assets of its Kingston-Warren subsidiary including the possible divestiture of substantially all those assets.

     See Footnote 1 for information related to Emergence from Chapter 11 Reorganization

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

          (27) Financial Data Schedule (for electronic submission only)

     (b) Reports on Form 8-K:

     On March 25, 1999, the Company filed a Current Report on Form 8-K in which it reported, in Item 5 thereof, the adoption of a Rights Agreement between the Company and State Street Bank and Trust Company, as Rights Agent, and, pursuant thereto, the distribution on March 24, 1999, with respect to each outstanding share of common stock of the Company held of record on April 5, 1999, of one preferred share purchase right which, when exercisable, entitles the holder thereof to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          HARVARD INDUSTRIES, INC.



                                          BY:       /S/ ROGER G. POLLAZZI
                                              ---------------------------------
                                                    Roger G. Pollazzi
                                                   Chairman of the Board
                                            Chief Executive Officer and Director

Date: May 14, 1999



                                          BY:       /S/ THEODORE W. VOGTMAN
                                              ---------------------------------
                                                    Theodore W. Vogtman
                                                   Executive Vice President
                                                 and Chief Financial Officer
                                                (Principal Financial Officer)