Form 10-K405/A
period 1998-09-30
HARVARD INDUSTRIES INC
filed 1999-06-15
CIK 46012

     As filed with the Securities and Exchange Commission on June 15, 1999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 2


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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

TITLE                        OUTSTANDING
-----                        -----------
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

     Kingston-Warren provides a variety of sealing products for several different major OEM platforms. The following table represents a product summary.

CUSTOMER                           PRODUCT                            PLATFORM
--------                           -------                            --------
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

CUSTOMER                           PRODUCT                            PLATFORM
--------                           -------                            --------
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

     The following table represents a product summary of Hayes-Albion.

CUSTOMER                           PRODUCT                            PLATFORM
--------                           -------                            --------
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

CUSTOMER                           PRODUCT                            PLATFORM
--------                           -------                            --------
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

PLANT                              UNION                              DATE OF EXPIRATION
-----                              -----                              ------------------
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

     The Company's top ten suppliers in 1998 for continuing businesses were:

                                         DOLLARS/YEAR
                                         (APPROXIMATE)
SUPPLIER                                (IN THOUSANDS)          PRODUCT           HARVARD DIVISION
--------                                --------------      ----------------      ----------------
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

     The following table sets forth certain information with respect to the Company's principal properties:

SUBSIDIARY OR DIVISION           LOCATION                     TYPE OF FACILITY              SQ. FT.
-----------------------          --------                     ----------------              -------
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

ITEM 11. EXECUTIVE COMPENSATION

                         SUMMARY COMPENSATION TABLE(1)


                                        ANNUAL COMPENSATION                              LONG-TERM COMPENSATION
                            --------------------------------------------    -------------------------------------------------
                                                                              AWARDS                     PAYOUTS
                                                                 OTHER      ----------      UNDER-       -------
                                                                 ANNUAL     RESTRICTED      LYING                   ALL OTHER
                                                                COMPEN-       STOCK       OPTIONS/($)      LTIP       COMPEN-
NAME AND                                                         SATION      AWARD)(S)      (#)SARS      PAYOUTS      SATION
PRINCIPAL POSITION          YEAR    SALARY($)    BONUS($)(6)    ($)(1)(6)       (5)           (5)         ($)(5)      ($)(6)
-------------------------   ----    ---------    -----------    --------    ----------    -----------    -------    ---------
John W. Adams:
Chairman of the Board and
Chief Executive
Officer(7)...............   1998    $ 400,000            0             0         0             0            0           0
                            1997    $ 250,000            0             0         0             0            0           0
                            1996            0            0             0         0             0            0           0

Roger G. Pollazzi:
Chief Operating
Officer..................   1998    $ 525,000(2)         0             0         0             0            0           0

Theodore W. Vogtman:
Executive Vice President
and Chief Financial
Officer..................   1998    $ 218,750            0             0         0             0            0           0

J. Vincent Toscano:
Executive Vice President
of Strategic Planning....   1998    $ 218,750            0             0         0             0            0           0

Joseph J. Gagliardi:
Executive Vice President,
Administration and
Information Technology...   1998    $ 250,000                   $  3,177
                            1997      236,250            0         3,177         0             0            0           0
                            1996      220,000            0         3,300         0             0            0           0

Roger L. Burtraw:
President(7).............   1998    $ 298,942      $70,000      $852,561(3)
                            1997      350,000       35,000         3,177         0             0            0           0
                            1996      350,000            0         3,167         0             0            0           0

Richard Dawson:
Senior Vice President Law
and Administration and
General Counsel(7).......   1998    $  80,000            0      $405,647(4)      0             0            0           0
                            1997      174,259            0         3,385         0             0            0           0
                            1996      154,975            0         2,999         0             0            0           0

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

(7) Mr. Adams, Mr. Dawson, and Mr. Burtraw are no longer employed by the Company.

PENSION AND RETIREMENT BENEFITS

                               PENSION PLAN TABLE

                                                                          YEARS OF SERVICE(3)
                                                        --------------------------------------------------------
REMUNERATION(1)(2)                                         15          20          25          30          40
------------------                                      --------    --------    --------    --------    --------
$150,000.............................................   $ 33,075    $ 44,100    $ 55,125    $ 66,150    $ 88,200
 200,000.............................................     44,325      59,100      73,875      88,650     118,200
 250,000.............................................     55,575      74,100      92,625     111,150     148,200
 300,000.............................................     66,825      89,100     111,375     133,650     178,200
 400,000.............................................     89,325     119,100     148,875     178,650     238,200
 500,000.............................................    111,825     149,100     186,375     223,650     298,200
 800,000.............................................    179,325     239,100     298,875     358,650     478,200

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS(1)

                                                                                        AMOUNT AND
                                        NAME AND ADDRESS                                 NATURE OF            PERCENT
TITLE OF CLASS                         OF BENEFICIAL OWNER                         BENEFICIAL OWNER(1)(6)    OF CLASS
--------------   ---------------------------------------------------------------   ----------------------    --------
Common Stock     Contrarian Capital Advisors, L.L.C.(7).........................            803,289(4)          9.75
Common Stock     Contrarian Capital Management, L.L.C.(7).......................          2,056,240(4)         24.95
Common Stock     Contrarian Capital Fund II, LP(7)..............................            774,921(4)          9.40
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

SECURITY OWNERSHIP OF MANAGEMENT(3)

                                                                               AMOUNT AND
                                   NAME AND ADDRESS                             NATURE OF             PERCENT
TITLE OF CLASS                   OF BENEFICIAL OWNER                        BENEFICIAL OWNER(2)      OF CLASS(3)
--------------                   -------------------                        -------------------     -------------
Common Stock   Roger G. Pollazzi........................................          51,580(1)         Less than 1%
Common Stock   Theodore W. Vogtman......................................           5,733(1)         Less than 1%
Common Stock   J. Vincent Toscano.......................................           5,733(1)         Less than 1%
Common Stock   Joseph J. Gagliardi......................................           3,333(1)         Less than 1%
Common Stock   John W. Adams............................................              15(2)         Less than 1%
Common Stock   Roger L. Burtraw.........................................              47(2)         Less than 1%
Common Stock   Richard Dawson...........................................             237(2)         Less than 1%
Common Stock   All Directors and Executive Officers taken together as a           80,344
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

                            HARVARD INDUSTRIES, INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

CONSOLIDATED FINANCIAL STATEMENTS                                                                           PAGE
---------------------------------                                                                           ----
Reports of Independent Public Accountants..............................................................   46, 47
Consolidated Balance Sheets at September 30, 1998 and 1997.............................................   48
Consolidated Statements of Operations Years Ended
  September 30, 1998, 1997 and 1996....................................................................   49
Consolidated Statements of Shareholders' Deficiency Years Ended
  September 30, 1998, 1997 and 1996....................................................................   50
Consolidated Statements of Cash Flows Years Ended
  September 30, 1998, 1997 and 1996....................................................................   51
Notes to Consolidated Financial Statements.............................................................   52

FINANCIAL STATEMENT SCHEDULES

     All schedules are omitted because they are either not applicable or the required information is included in the Consolidated Financial Statements or Notes thereto.

     (b) List of Exhibits

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
  2.1         Plan of Reorganization and related Disclosure Statement, filed with the U.S. Bankruptcy Court for the District of Delaware on July 10, 1998 (incorporated by reference to Exhibits 99.1 and 99.2 to the Company's Form 8-K filed with the Commission on July 24, 1998 (Commission File No. 001-01044)).
  2.2         First Amended and Modified Consolidated Plan of Reorganization dated August 19, 1998, filed with the
              U.S. Bankruptcy Court for the District of Delaware on August 25, 1998 (incorporated by reference to
              Exhibit 2.1 to the Company's Form 8-K filed with the Commission on October 30, 1998 (Commission File
              No. 001-01044)).
  3.1(a)*     Certificate of Incorporation of the Company.
  3.1(b)*     Certificate of Merger of the Company.
  3.2*        By-laws of the Company.
  4.1*        Form of Common Stock Certificate of the Company.
  4.2*        Indenture (including the Form of 14 1/2% Senior Secured Note due September 1, 2003), dated as of
              November 24, 1998 between the Company, the Subsidiary Guarantors and Norwest Minnesota Bank,
              National Association, as Trustee.
 10.1*        Settlement Agreement dated as of October 15, 1998, by and among the Company, certain of its subsidiaries and the PBGC.
 10.2*        Registration Rights Agreement, dated as of November 24, 1998, between the Company and the signatories listed therein.

EXHIBIT
NUMBER        DESCRIPTION
-------       ----------------------------------------------------------------------------------------------------
 10.3*        Registration Rights Agreement, dated as of November 23, 1998, between the Company and Lehman
              Brothers Inc., as Initital Purchaser.
 10.4*        Credit Agreement, dated as of November 24, 1998, between the Company, its subsidiaries, General
              Electric Capital Corporation, as Administrative Agent and the lenders party thereto.
 10.5*        Loan Collateral Agreement, dated as of November 24, 1998, by the Company and its subsidiaries in favor of General Electric Capital Corporation, as Administrative Agent.
 10.6*        Collateral Agreement, dated as of November 24, 1998, by the Company and its subsidiaries in favor of
              Norwest Bank Minnesota, National Association, as Collateral Agent.
 10.7*        Warrant Agreement, dated as of November 24, 1998, between the Company and State Street Bank and
              Trust Company, as Warrant Agent.
 10.8         Harvard Industries, Inc. Nonqualified ERISA Excess Benefit Plan (incorporated by reference to
              Exhibit 10.20 to the Company's Registration Statement on Form S-1 (File No. 33-96376)).
 10.9         Harvard Industries, Inc. Nonqualified Additional Credited Service Plan (incorporated by reference to
              Exhibit 10.21 to the Company's Registration Statement on Form S-1 (File No. 33-96376)).
 10.10*       Harvard Industries, Inc. 1998 Stock Incentive Plan
 10.11*       Stipulation and Order between Debtors and ARCO Environmental Remediation, LLC Regarding Assumption
              of Settlement Agreement and the Withdrawal of Claim No. 1701 (attaching Settlement Agreement, dated as of January 16, 1995, by and between Harvard Industries, Inc. and Atlantic Richfield Company).
 10.12*       Stipulation and Order among the Debtors, General Electric Company and Caribe General Electric
              Products, Inc. Regarding Assumption of Settlement Agreement and the Withdrawal of Claim Nos. 1741
              and 1742 (attaching Settlement Agreement, dated as of June 30, 1993, by General Electric Company and
              Caribe General Electric Products, Inc., Unisys Corporation, Harvard Industries, Inc., Harman
              Automotive, Inc. and Harman Automotive of Puerto Rico, Inc., Motorola, Inc. and Motorola Telcarro de
              Puerto Rico, Inc. and The West Company Incorporated and The West Company of Puerto Rico, Inc.)
 10.13*       Stipulation and Order between the Debtors and the Fonalledas Claimants.
 10.14*       Second Amendment to Settlement Agreement, dated March 6, 1997 and March 11, 1997, between Harvard
              Industries, Inc. and The Kingson-Warren Corp. and The Town of Newmarket.
 16           Letter re change in certifying accountant (incorporated by reference to Exhibit 16.1 to the
              Company's Current Report on Form 8-K/A filed with the Commission October 7, 1998 (Commission File
              No. 001-01044)).
 21*          List of subsidiaries of the Company.
 23.1*        Consent of Arthur Andersen LLP.
 23.2*        Consent of PricewaterhouseCoopers
 24           Powers of Attorney (contained in the signature pages hereto).


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

                            HARVARD INDUSTRIES, INC.
                             (DEBTOR-IN-POSSESSION)

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIENCY

                 YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996
                    (IN THOUSANDS OF DOLLARS, EXCEPT SHARES)

                                          COMMON STOCK         ADDITIONAL    MINIMUM                               TOTAL
                                     -----------------------    PAID-IN      PENSION   FOREIGN    ACCUMULATED   SHAREHOLDERS'
                                     NO. OF SHARES   AMOUNTS    CAPITAL     LIABILITY  CURRENCY    DEFICIT      DEFICIENCY
                                     -------------   -------   ----------   ---------  --------   -----------   -------------
Balance September 30, 1995.........    6,994,907       $70      $ 56,899    $(1,836)   $(1,743)    $(115,596)     $ (62,206)
Net loss--1996.....................           --        --            --         --         --       (68,712)       (68,712)
PIK preferred stock dividend.......           --        --       (14,375)        --         --            --        (14,375)
Accretion of discount on PIK
  preferred stock..................           --        --          (469)        --         --            --           (469)
Exercise of stock options including
  related tax benefits.............       19,450        --           190         --         --            --            190
Minimum pension liability..........           --        --                       69                                      69
Foreign currency adjustment........           --        --            --         --       (221)           --           (221)
                                       ---------       ---      --------    -------    --------    ---------      ---------
Balance September 30, 1996.........    7,014,357        70        42,245     (1,767)    (1,964)     (184,308)      (145,724)
Net loss--1997.....................           --        --            --         --         --      (389,429)      (389,429)
PIK preferred stock dividend.......           --        --        (9,854)        --         --                       (9,854)
Accretion of discount on PIK
  preferred stock..................           --        --          (288)        --         --            --           (288)
Sale of stock......................       12,080        --            31         --         --            --             31
Minimum pension liability..........           --        --            --     (1,898)        --            --         (1,898)
Foreign currency adjustment........           --        --            --         --         34            --             34
                                       ---------       ---      --------    -------    --------    ---------      ---------
Balance September 30, 1997.........    7,026,437        70        32,134     (3,665)    (1,930)     (573,737)      (547,128)
Net loss--1998.....................           --        --            --         --         --       (55,804)       (55,804)
Minimum pension liability..........           --        --            --     (5,237)        --            --         (5,237)
Foreign currency adjustment........           --        --            --         --     (1,061)           --         (1,061)
                                       ---------       ---      --------    -------    --------    ---------      ---------
Balance September 30, 1998.........    7,026,437       $70      $ 32,134    $(8,902)   $(2,991)    $(629,541)     $(609,230)
                                       ---------       ---      --------    -------    --------    ---------      ---------
                                       ---------       ---      --------    -------    --------    ---------      ---------

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


     Production has ceased at the Company's Doehler-Jarvis Toledo, Inc. subsidiary. During 1998, General Motors and Ford defrayed certain expenses of the shut down and in return obtained certain assets, which were written off when the Company recorded the impairment charge in 1997 (See Note 13), and assumed the related lease obligation. The amounts received from General Motors were recorded as revenues because they were paid in the form of incremental selling price. The amount received from Ford was intended to defray costs and, therefore, was recorded as a credit to cost of sales. As a result of the lease assumption during 1998, the Company recorded a gain on sale of approximately $14,000. This gain is recorded within "Gain on sale of operations." The facility is currently for sale.



     In September 1998, the Company sold, at auction, certain assets of Harman for approximately $2,000 which resulted in no material gain or loss. The remaining assets of Harman following the sale consist of land and building.


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


     In September 1997, the Company reflected a restructuring charge for employee severance covering 539 salaried and hourly employees and plant closing costs relating primarily to annual maintenance, insurance and inventory for the Harman and Harvard Interiors facilities. The restructuring was completed in May 1998 for Harvard Interiors and July 1998 for Harman Automotive.


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

     Subject to application "Plan of Reorganization and the Bankruptcy Code," under the Agreement, stock options that would be so available to him, would be those available if he were a participant in such Plans, and may include benefits to his selected beneficiaries. The Nonqualified Retirement Benefit Agreement provides that if Mr. Naimoli's services terminate within two years following a change in control of the Company (as defined in the Management and Option Agreement), he is to receive the benefits thereunder within 30 days of such termination in a lump sum cash payment equal to the "actuarial equivalent" of the benefits he would have received under such Agreement. Under the Management and Option Agreement, as restated as of August 16, 1995, Mr. Naimoli is given during the term of the Agreement, medical and dental insurance benefits for both his family and him on the terms and with the benefits as are from time-to-time provided to other senior executive officers, provided however, that such benefits are without cost to Mr. Naimoli and his family. Moreover, such Agreement requires the Company to purchase and maintain during Mr. Naimoli's life, a life insurance policy on his life in the face amount of $2,000, of which Mr. Naimoli's beneficiaries are entitled to receive the benefit proceeds.

     Subject to application "Plan of Reorganization and the Bankruptcy Code," in the event of voluntary termination of the Agreement by the Company, or if Anchor provides notice, during the period beginning on the 30th day following and ending on the 90th day following the occurrence of a Change in Control (as defined), that it intends to terminate the Agreement, the Company is to pay to Anchor a lump sum cash payment equal to (a) the number 3 multiplied by (b) the sum of (1) the highest annual compensation in effect under the Agreement during the one-year period preceding the occurrence of the Change in Control and
(2) the average amount earned under the Agreement's bonus provisions during the three years preceding the occurrence of the Change in Control and continue to provide Anchor and Mr. Naimoli with all of the other benefits that Anchor and Mr. Naimoli would otherwise be entitled to pursuant to the terms of the Agreement, including, without limitation, the stock options granted under the Agreement.

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

YEARS ENDING SEPTEMBER 30                                          AMOUNT
-------------------------                                          ------
1999............................................................   $2,275
2000............................................................      719
2001............................................................      666
2002............................................................      438
2003............................................................       53

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

(27) QUARTERLY FINANCIAL DATA (UNAUDITED)

              (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

FISCAL 1998
QUARTERS ENDED                                                DEC. 31       MAR. 31      JUNE 30      SEPT. 30
--------------                                                --------     ---------     --------     ---------
Sales......................................................   $197,052     $ 206,339     $169,234     $ 117,451
Gross profit...............................................      5,330        12,248       12,873         3,382
Net loss...................................................   $ (5,519)    $  (3,081)    $ (7,313)    $ (39,891)(e)
                                                              --------     ---------     --------     ---------
                                                              --------     ---------     --------     ---------
Earnings per share of Common Stock (Basic and Diluted)(a)
  Net Loss per share.......................................   $  (0.79)    $    (.44)    $  (1.04)    $   (5.68)
                                                              --------     ---------     --------     ---------
                                                              --------     ---------     --------     ---------
FISCAL 1997
QUARTERS ENDED                                                DEC. 31       MAR. 31      JUNE 30      SEPT. 30
--------------                                                --------     ---------     --------     ---------
Sales......................................................   $187,261     $ 209,226     $217,914     $ 196,368
Gross profit (loss)........................................     (3,201)         (746)       6,305        10,637
                                                              --------     ---------     --------     ---------
  Net loss.................................................   $(30,168)    $(168,154)    $(28,291)    $(162,816)(b)
                                                              --------     ---------     --------     ---------
                                                              --------     ---------     --------     ---------
Earnings per share of Common Stock (Basic and Diluted)(a)
  Net Loss per share.......................................   $  (4.90)    $  (24.57)(c) $  (4.27)    $  (23.17)(d)
                                                              --------     ---------     --------     ---------
                                                              --------     ---------     --------     ---------

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

  Refinancings:


     Upon emergence from bankruptcy, as arranged by Lehman, the Company issued $25 million of 14 1/2% Senior Secured Notes due September 1, 2003 and entered into a $115 million senior secured credit facility with a group of lenders, as arranged by Lehman, and including General Electric Capital Corporation as Administrative Agent. The Senior Credit Facility provides for up to $50 million in term loan borrowings and up to $65 million of revolving credit borrowings. The guarantors of the 14 1/2% Senior Secured Notes are essentially the same as those that guaranteed the 12% and 11% notes prior to their discharge in bankruptcy.


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


                                HARVARD INDUSTRIES, INC.
Date: June 14, 1999
                                By: /s/ ROGER G. POLLAZZI
                                   --------------------------------------------
                                   Roger G. Pollazzi
                                   Chairman of the Board,
                                   Chief Executive Officer and Director



                               POWER OF ATTORNEY



     We, the undersigned directors and officers of Harvard Industries, Inc., do hereby severally and individually constitute and appoint Roger G. Pollazzi and
D. Craig Bowman, and each of them, as our true and lawful attorneys and agents, to do any and all things and acts in our names in the capacities indicated below and to execute any and all instruments for us and in our names in the capacities indicated below which said persons may deem necessary or advisable to enable Harvard Industries, Inc. to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, including specifically, but not limited to, the power and authority to sign for us or any of us in our names in the capacities indicated below with respect to any and all amendments to this Annual Report on Form 10-K, and we hereby ratify and confirm all that said persons shall do or cause to be done by virtue hereof.


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: June 14, 1999             By: /s/ THEODORE W. VOGTMAN
                                   --------------------------------------------
                                   Theodore W. Vogtman
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)

Date: June 14, 1999             By: /s/ KEVIN L. B. PRICE
                                   --------------------------------------------
                                   Kevin L. B. Price
                                   Vice President, Controller and
                                   Treasurer
                                   (Principal Accounting Officer)

Date: June 14, 1999             By: /s/ JON R. BAUER
                                   --------------------------------------------
                                   Jon R. Bauer
                                   Director

Date:                           By:
                                   --------------------------------------------
                                   Thomas R. Cochill
                                   Director

Date:                           By:
                                   --------------------------------------------
                                   Raymond Garfield, Jr.
                                   Director

Date: June 14, 1999             By: /s/ DONALD P. HILTY
                                   --------------------------------------------
                                   Donald P. Hilty
                                   Director

Date:                           By:
                                   --------------------------------------------
                                   George A. Poole, Jr.
                                   Director

Date: June 14, 1999             By: /s/ JAMES P. SHANAHAN, JR.
                                   --------------------------------------------
                                   James P. Shanahan, Jr.
                                   Director

Date: June 14, 1999             By: /s/ RICHARD W. VIESER
                                   --------------------------------------------
                                   Richard W. Vieser
                                   Director

                                 EXHIBIT INDEX


 EXHIBIT
 NUMBER     DESCRIPTION
---------   -----------
 2.1        Plan of Reorganization and related Disclosure Statement, filed with the U.S. Bankruptcy Court for the
            District of Delaware on July 10, 1998 (incorporated by reference to Exhibits 99.1 and 99.2 to the
            Company's Form 8-K filed with the Commission on July 24, 1998 (Commission File No. 001-01044)).
 2.2        First Amended and Modified Consolidated Plan of Reorganization dated August 19, 1998, filed with the
            U.S. Bankruptcy Court for the District of Delaware on August 25, 1998 (incorporated by reference to
            Exhibit 2.1 to the Company's Form 8-K filed with the Commission on October 30, 1998 (Commission File
            No. 001-01044)).
 3.1(a)*    Certificate of Incorporation of the Company.
 3.1(b)*    Certificate of Merger of the Company.
 3.2*       By-laws of the Company.
 4.1*       Form of Common Stock Certificate of the Company.
 4.2*       Indenture (including the Form of 14 1/2% Senior Secured Note due September 1, 2003), dated as of
            November 24, 1998 between the Company, the Subsidiary Guarantors and Norwest Minnesota Bank, National
            Association, as Trustee.
10.1*       Settlement Agreement dated as of October 15, 1998, by and among the Company, certain of its subsidiaries and the PBGC.
10.2*       Registration Rights Agreement, dated as of November 24, 1998, between the Company and the signatories listed therein.
10.3*       Registration Rights Agreement, dated as of November 23, 1998, between the Company and Lehman Brothers
            Inc., as Initital Purchaser.
10.4*       Credit Agreement, dated as of November 24, 1998, between the Company, its subsidiaries, General
            Electric Capital Corporation, as Administrative Agent and the lenders party thereto.
10.5*       Loan Collateral Agreement, dated as of November 24, 1998, by the Company and its subsidiaries in favor of General Electric Capital Corporation, as Administrative Agent.
10.6*       Collateral Agreement, dated as of November 24, 1998, by the Company and its subsidiaries in favor of
            Norwest Bank Minnesota, National Association, as Collateral Agent.
10.7*       Warrant Agreement, dated as of November 24, 1998, between the Company and State Street Bank and Trust
            Company, as Warrant Agent.
10.8        Harvard Industries, Inc. Nonqualified ERISA Excess Benefit Plan (incorporated by reference to
            Exhibit 10.20 to the Company's Registration Statement on Form S-1 (File No. 33-96376)).
10.9        Harvard Industries, Inc. Nonqualified Additional Credited Service Plan (incorporated by reference to
            Exhibit 10.21 to the Company's Registration Statement on Form S-1 (File No. 33-96376)).
10.10*      Harvard Industries, Inc. 1998 Stock Incentive Plan
10.11*      Stipulation and Order between the Debtors and ARCO Environmental Remediation, LLC Regarding Assumption
            of Settlement Agreement and the Withdrawal of Claim No. 1701 (attaching Settlement Agreement, dated as of January 16 1995, by and between Harvard Industries, Inc. and Atlantic Richfield Company).
10.12*      Stipulation and Order among the Debtors, General Electric Company and Caribe General Electric
            Products, Inc. Regarding Assumption of Settlement Agreement and the Withdrawal of Claim Nos. 1741 and
            1742 (attaching Settlement Agreement, dated as of June 30, 1993, by General Electric Company and
            Caribe General Electric Products, Inc., Unisys Corporation, Harvard Industries, Inc., Harman
            Automotive, Inc. and Harman Automotive of Puerto Rico, Inc., Motorola, Inc. and Motorola Telcarro de
            Puerto Rico, Inc. and The West Company Incorporated and The West Company of Puerto Rico, Inc.).
10.13*      Stipulation and Order between the Debtors and the Fonalledas Claimants.
10.14*      Second Amendment to Settlement Agreement, dated March 6, 1997 and March 11 1997, between Harvard
            Industries, Inc. and the Kingson-Warren Corp. and The Town of Newmarket.

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