Form 10-Q/A
period 1999-01-03
HARVARD INDUSTRIES INC
filed 1999-06-15
CIK 46012

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

                                  FORM 10-Q/A
                                AMENDMENT NO. 3


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



     The Company continually evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the reorganization value in excess of amounts allocable to identifiable assets or render such assets not recoverable. To determine if reorganization value in excess of amounts allocable to identifiable assets is recoverable, the Company compares the net carrying amounts to undiscounted projected cash flows. If the reorganization asset is not recoverable, the Company would record an impairment based on the differences between the net carrying amount and fair value.

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


     The following table summarizes unaudited pro forma financial information as if the Plan had become effective on October 1, 1998. The unaudited pro forma financial information combines the Company's operations for the two months ended November 29, 1998 with the one month ended January 3, 1999 and contains adjustments for depreciation expense, interest expense and the amortization of reorganization value in excess of amounts allocable to identifiable assets. The unaudited pro forma financial information does not purport to be

                            HARVARD INDUSTRIES, INC.

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

1. BASIS OF PRESENTATION AND EMERGENCE FROM BANKRUPTCY:--(CONTINUED)


indicative of the results which would have been obtained had the Plan been effective as of October 1, 1998, or which may be obtained in the future.



                                                                               PRO FORMA
                                                                    1998       ADJUSTMENTS    AS ADJUSTED
                                                                  ---------    -----------    -----------
Sales..........................................................   $ 129,216                   $   129,216
Costs and expenses
  Cost of sales................................................     115,262                       115,262
  Selling, general and administrative expenses.................       8,172                         8,172
  Amortization of intangible asset.............................       5,496         2,352           7,848
  Interest expense.............................................       2,627        (1,140)          1,487
  Other expense................................................         (41)                          (41)
                                                                  ---------     ---------     -----------
     Total costs and expenses..................................     131,516         1,212         132,728

Loss from operations before income taxes, reorganization items
  and extraordinary items......................................      (2,300)       (1,212)         (3,512)
Reorganization items...........................................      50,384       (50,384)              0
Provision for income taxes.....................................         876                           876
Extraordinary item.............................................    (206,363)      206,363               0
                                                                  ---------     ---------     -----------
Net loss.......................................................   $ 152,803     $(157,191)    $    (4,388)
                                                                  ---------     ---------     -----------
                                                                  ---------     ---------     -----------
Basic and diluted earnings per share...........................                               $     (0.53)
                                                                                              -----------
                                                                                              -----------
Weighted average number of common and common equivalent shares
  outstanding..................................................                                 8,240,295
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


     On January 28, 1999, the Company sold the land, building, and certain other assets of its Tiffin, Ohio facility for gross proceeds of approximately
$1.5 million. The Company recognized no material gain or loss on the sale. The Company is actively pursuing the sale of its Ripley, Tennessee facility.

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

                            HARVARD INDUSTRIES, INC.

               CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

            THREE MONTHS ENDED DECEMBER 31, 1997 (PRE-CONFIRMATION)
                           (IN THOUSANDS OF DOLLARS)

                                                             COMBINED         COMBINED
                                                PARENT       GUARANTOR     NON-GUARANTOR
                                                COMPANY    SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                                -------    ------------    --------------    ------------    ------------
Sales........................................   $ 4,018      $188,871          $4,163           $   --         $197,052
                                                -------      --------          ------           ------         --------
  Costs and expenses:
     Cost of sales...........................     3,933       183,738           4,051               --          191,722
     Selling, general and
       administrative........................     2,237         7,598              --               --            9,835
     Interest expense........................       833         3,017               3               --            3,853
     Restructuring charges...................     5,000            --              --               --            5,000
     Gain on sale of operation...............        --       (11,354)             --               --          (11,354)
     Amortization of goodwill................        --           396              --               --              396
     Other (income) expense, net.............        --            10              (2)              --                8
     Equity in (income) loss of
       subsidiaries..........................       (89)          219              --             (130)              --
     Allocated expenses......................    (5,369)        5,039             330               --               --
                                                -------      --------          ------           ------         --------
       Total costs and expenses..............     6,545       188,663           4,382             (130)         199,460
                                                -------      --------          ------           ------         --------
Income (loss) before income taxes and
  reorganization items.......................    (2,527)          208            (219)             130           (2,408)
Reorganization items.........................     2,992           (50)             --               --            2,942
                                                -------      --------          ------           ------         --------
Income (loss) before income taxes............    (5,519)          258            (219)             130           (5,350)
Provision for income taxes...................        --           169              --               --              169
                                                -------      --------          ------           ------         --------
       Net gain (loss).......................   $(5,519)     $     89          $ (219)          $  130         $ (5,519)
                                                -------      --------          ------           ------         --------
                                                -------      --------          ------           ------         --------

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

                            HARVARD INDUSTRIES, INC.

               CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

              ONE MONTH ENDED JANUARY 3, 1999 (POST-CONFIRMATION)
                           (IN THOUSANDS OF DOLLARS)

                                                              COMBINED        COMBINED
                                                   PARENT     GUARANTOR     NON-GUARANTOR
                                                   COMPANY   SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   -------   ------------   -------------   ------------   ------------
Cash flows related to operating activities:
  Loss from operations before reorganization
    items........................................  (4,997)      (3,999)            112          3,887         (4,997)
  Add back (deduct) items not affecting cash and
    cash equivalents:
    Equity in (income) loss of subsidiaries......   3,999         (112)             --         (3,887)             0
    Depreciation and amortization................       6        6,006             154             --          6,166
    Gain on sale of operation....................      --           --              --             --             --
    Loss on disposition of property, plant and
      equipment..................................      --           --              --             --             --
    Postretirement benefits......................      --           --              --             --             --
  Changes in operating assets and liabilities net
    of effects from reorganization items:
    Accounts receivable..........................     151       23,080             862             --         24,093
    Inventories..................................       0       (4,351)           (104)            --         (4,455)
    Other current assets.........................  (1,780)         302             (60)            --         (1,538)
    Accounts payable.............................    (361)      (6,478)            719             --         (6,120)
    Accrued expenses and income taxes
      payable....................................     541       (5,519)            358             --         (4,620)
    Other noncurrent.............................     699          435          (1,772)            --           (638)
                                                   ------       ------         -------         ------         ------
      Net cash provided by (used in) operations
         before reorganization items.............  (1,742)       9,364             269             --          7,891
      Net cash provided by (used in)
         reorganization items....................       0       (2,477)              0             --         (2,477)
                                                   ------       ------         -------         ------         ------
      Net cash provided by (used in) operations..  (1,742)       6,887             269             --          5,414
                                                   -------      ------         -------         ------         ------
Cash flows related to investing activities:
  Acquisition of property, plant and equipment...      --       (3,100)             --             --         (3,100)
  Net proceeds from sale of operation............      --           --              --             --             --
  Net change in other noncurrent accounts........      --           --              --             --             --
                                                   ------       ------         -------         ------         ------
      Net cash provided by (used in) investing
         activities..............................       0       (3,100)              0             --         (3,100)
                                                   ------       ------         -------         ------         ------
Cash flows related to financing activities:
  Net borrowings (repayments) under DIP
    financing....................................
  Net borrowing (and repayments) under
    Financing/Credit agreement...................
  Advance payment from customer..................       0           (9)              0             --             (9)
  Repayments of long-term debt...................      --           --              --             --             --
  Repayment of EPA settlements...................      --           --              --             --             --
  Net changes in intercompany balances...........      --           --              --             --             --
                                                   ------       ------         -------         ------         ------
      Net cash provided by (used in) financing
         activities..............................       0           (9)              0             --             (9)
                                                   ------       ------         -------         ------         ------
Net increase (decrease) in cash and cash
  equivalents....................................  (1,742)       3,778             269             --          2,305
Cash and cash equivalents:
  Beginning of period............................   4,368          646               0             --          5,014
                                                   ------       ------         -------         ------         ------
  End of period..................................   2,626        4,424             269             --          7,319
                                                   ------       ------         -------         ------         ------
                                                   ------       ------         -------         ------         ------

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

                                                                                     3 MONTHS ENDED
                                                                              ----------------------------
                                                                              JANUARY 3,      DECEMBER 31,
                                                                                 1999            1997
                                                                              ----------      ------------
Sales......................................................................     $129,216        $197,052
Cost of Sales..............................................................      115,262         191,722
                                                                                --------        --------
  Gross Profit.............................................................       13,954           5,330
Selling, General and Administrative Expenses...............................        8,172           9,835
                                                                                --------        --------
  Operating income.........................................................        5,782          (4,505)
Interest Expense...........................................................        2,627           3,853
Amortization of intangible assets..........................................        5,496             396
Restructuring Charges......................................................           --           5,000
(Gain) on Sale of Operation................................................           --         (11,354)
Other (Income) Expense, Net................................................          (41)              8
                                                                                --------        --------
  Income (loss) before Income Taxes, Reorganization Items and Extraordinary
     Item..................................................................       (2,300)         (2,408)
Reorganization Items.......................................................       50,384           2,942
Provision for Income Taxes.................................................          876             169
Extraordinary Item.........................................................     (206,363)             --
                                                                                --------        --------
  Net income (loss)........................................................     $152,803        ($ 5,519)
                                                                                --------        --------
                                                                                --------        --------

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


Date: June 14, 1999                       HARVARD INDUSTRIES, INC.


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


                SIGNATURE                                      TITLE                             DATE
                ---------                                      -----                             ----
         /s/ THEODORE W. VOGTMAN            Executive Vice President and Chief                  June 14, 1999
------------------------------------------  Financial Officer (Principal Financial
           Theodore W. Vogtman              Officer)

          /s/ KEVIN L. B. PRICE             Vice President, Controller and Treasurer            June 14, 1999
------------------------------------------  (Principal Accounting Officer)
            Kevin L. B. Price