Form 10-Q
period 1999-06-30
HARVARD INDUSTRIES INC
filed 1999-08-19
CIK 46012

PRELIMINARY AND TENTATIVE

     As filed with the Securities and Exchange Commission on August __, 1999

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

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

The number of shares outstanding of Registrant's Common Stock, as of August 11, 1999, was 9,911,080.

PRELIMINARY AND TENTATIVE


                            HARVARD INDUSTRIES, INC.
                                      INDEX

                                                                            Page
                                                                            ----

PART I. Financial Information:

Item 1. Financial Statements:

Consolidated Balance Sheets

June 30, 1999 (Unaudited) Post-Confirmation
   And September 30, 1998 (Audited)
   Pre-Confirmation.

Consolidated Statements of Operations (Unaudited)
   Three Months Ended June 30, 1999
   Seven Months Ended June 30, 1999 (Post-Confirmation),
   Three Months Ended June 30, 1998
   Two Months Ended November 29, 1998 (Pre-Confirmation)
   Nine Months Ended June 30, 1998 (Pre-Confirmation)

Consolidated Statements of Cash Flows (Unaudited)
   Seven Months Ended June 30, 1999 (Post-Confirmation),
   Nine Months Ended June 30, 1998 And Two Months Ended
   November 29, 1998 (Pre-Confirmation).

Notes to Consolidated Financial Statements--(Unaudited).

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

PART II. Other Information:
Item 1. Legal Proceedings.
Item 2. Changes in Securities.
Item 3. Defaults Upon Senior Securities.
Item 4. Submission of Matters to a Vote of Securities Holders.
Item 5. Other Information.
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES

PRELIMINARY AND TENTATIVE


                            HARVARD INDUSTRIES, INC.
                            ------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                  JUNE 30, 1999 (UNAUDITED) (POST-CONFIRMATION)
                  ---------------------------------------------

                    AND SEPTEMBER 30, 1998 (PRE-CONFIRMATION)
                    -----------------------------------------

                            (in thousands of dollars)
                            -------------------------


                                 ASSETS                                       Pre-Confirmation          Post-Confirmation
                                 ------                                   -----------------------    ---------------------
                                                                            September 30, 1998            June 30, 1999
                                                                                                            (Unaudited)
                                                                          -----------------------    ----------------------

Current assets:
   Cash and cash equivalents                                                        $ 11,624                     $  7,303
   Accounts receivable, net                                                           57,046                       50,710
   Inventories                                                                        26,646                       26,011
   Prepaid expenses and other current assets                                           5,701                        4,282
                                                                                ---------------             ---------------
                Total current assets                                                 101,017                       88,306

   Property, plant and equipment, net                                                122,579                      123,372
   Intangible assets, net                                                              2,833                      278,277
   Other assets, net                                                                  24,552                        6,647
                                                                                ---------------             ---------------
                Total assets                                                        $250,981                     $496,602
                                                                                ===============             ===============

          See accompany notes to the consolidated financial statements.

PRELIMINARY AND TENTATIVE


                            HARVARD INDUSTRIES, INC.
                            ------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                  JUNE 30, 1999 (UNAUDITED) (POST-CONFIRMATION)
                  ---------------------------------------------

                    AND SEPTEMBER 30, 1998 (PRE-CONFIRMATION)
                    -----------------------------------------

                            (in thousands of dollars)
                            -------------------------


                     LIABILITIES AND SHAREHOLDERS'
                          (DEFICIENCY) EQUITY                                Pre-Confirmation            Post-Confirmation
                     --------------------------------                     -----------------------    --------------------------
                                                                              September 30,                June 30, 1999
                                                                                  1998                       (Unaudited)
                                                                          -----------------------    --------------------------
Current liabilities:
   Current portion of Debtor-in-Possession (DIP) loans                              $ 39,161                 $          -
   Creditors subordinated term loan.                                                  25,000                            -
   Short-term borrowings                                                                   -                        1,113
   Current portion of long-term debt                                                       -                        1,000
   Accounts payable                                                                   25,098                       34,515
   Accrued expenses                                                                   93,337                       63,553
   Income taxes payable                                                                8,445                        6,997
                                                                                ---------------             ---------------

                Total current liabilities                                            191,041                      107,178

   Liabilities subject to compromise                                                 385,665                            -
   Long-term debt                                                                          -                       73,500
   Postretirement benefits other than pensions                                        95,515                       95,438
   Other                                                                              63,353                       78,903
                                                                                ---------------             ---------------
                Total liabilities                                                    735,574                      355,019

Commitments and Contingencies

14 1/4% Pay-In-Kind Exchangeable Preferred
   Stock, (includes $10,142 of undeclared accrued dividends)                         124,637                            -

Shareholders' (deficiency) equity:
   Common stock $.01 par value; 15,000,000 shares authorized, 7,026,437 shares issued and outstanding at September 30, 1998 and 50,000,000 shares
     authorized, 9,520,575 shares issued and outstanding at June 30,1999                  70                           95
   Additional paid-in capital                                                         32,134                      174,905
   Additional minimum pension liability                                               (8,902)                           -
   Foreign currency translation adjustment                                            (2,991)                         310
   Accumulated (deficit) retained earnings                                          (629,541)                     (33,727)
                                                                                ---------------             ---------------
                Total shareholders' (deficiency) equity.                            (609,230)                     141,583
                                                                                ---------------             ---------------
                Total liabilities and shareholders' (deficiency)
                  equity.                                                           $250,981                     $496,602
                                                                                ===============             ===============

          See accompanying notes to consolidated financial statements.

PRELIMINARY AND TENTATIVE



                            HARVARD INDUSTRIES, INC.
                            ------------------------

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------

                        THREE MONTHS ENDED JUNE 30, 1999
                        --------------------------------

                   (POST-CONFIRMATION) AND THREE MONTHS ENDED
                   ------------------------------------------

                        JUNE 30, 1998 (PRE-CONFIRMATION)
                        --------------------------------

           (in thousands of dollars, except share and per share data)
           ----------------------------------------------------------


                                                                            Pre-Confirmation            Post-Confirmation
                                                                         ------------------------    -------------------------
                                                                              Quarter Ended               Quarter Ended
                                                                              June 30, 1998               June 30, 1999
                                                                         ------------------------    -------------------------
Sales                                                                           $169,234                     $129,908

Cost of sales                                                                    156,361                      114,610
                                                                            -----------------            --------------
                Gross profit                                                      12,873                       15,298

Selling, general and administrative expense                                       15,389                       11,777

Amortization of intangible assets                                                    396                       15,696

Restructuring charges                                                                  -                          (88)

Interest expense (contractual interest of $11,521 for the three months
   ended June 30, 1998)                                                            2,616                        3,464

Gain on sale of operations                                                           397                            -

Other (income) expense, net                                                           73                         (930)
                                                                            -----------------            --------------

(Loss) income before reorganization items and income taxes                        (5,998)                     (14,621)

Reorganization items                                                               1,144                            -
                                                                            -----------------            --------------

Loss before income taxes                                                          (7,142)                     (14,621)

Provision for (benefit from) income taxes                                            171                           (8)
                                                                            -----------------            --------------
                Net (loss)                                                       ($7,313)                    ($14,613)
                                                                            =================            ==============

PRELIMINARY AND TENTATIVE

                                                                            Pre-Confirmation            Post-Confirmation
                                                                         ------------------------    ------------------------
                                                                              Quarter Ended               Quarter Ended
                                                                              June 30, 1998               June 30, 1999
                                                                         ------------------------    ------------------------
PIK Preferred Dividends and Accretion (contractual
   amount for the three months ended June 30, 1998
   was $4,763)                                                                $        -                  $        -
                                                                            ================            ===============
                Net (loss) attributable to common
                shareholders                                                      ($7,313)                   ($14,613)
                                                                            ================            ===============

Basic and diluted earnings per share:

Net (loss) per share                                                              ($1.04)                     ($1.62)
                                                                            ================            ===============

Weighted average number of common shares outstanding                           7,026,437                   9,045,642
                                                                            ================            ===============

          See accompanying notes to consolidated financial statements.

PRELIMINARY AND TENTATIVE

                            HARVARD INDUSTRIES, INC.
                            ------------------------

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------

              SEVEN MONTHS ENDED JUNE 30, 1999 (POST-CONFIRMATION),
              -----------------------------------------------------

                      NINE MONTHS ENDED JUNE 30, 1998 AND
                      ------------------------------------

              TWO MONTHS ENDED NOVEMBER 29, 1998 (PRE-CONFIRMATION)
              -----------------------------------------------------

           (in thousands of dollars, except share and per share data)
           ----------------------------------------------------------


                                                                         Pre-Confirmation                 Post-Confirmation
                                                               -------------------------------------    ----------------------
                                                                 Nine Months          Two Months            Seven Months
                                                                    Ended               Ended                   Ended
                                                                  June 30,           November 29,             June 30,
                                                                    1998                 1998                   1999
                                                               ----------------    -----------------    ----------------------
Sales                                                               $572,625             $89,050               $298,801

Cost of sales                                                        542,174              79,628                263,914
                                                                ---------------      --------------         ---------------
                Gross profit                                          30,451               9,422                 34,887

Selling, general and administrative expense                           40,742               5,151                 25,278

Amortization of intangible assets                                      1,188                 264                 36,624

Impairment of long-lived assets and restructuring charges             10,842                   -                    (88)

Interest expense (contractual interest for the nine
  months ended June 30, 1998, and for the two months
  ended November 29, 1998, was $38,262 and $6,931,
  respectively)                                                       11,548               1,636                  7,519

Gain on sale of operations                                           (26,561)                  -                      -

Other (income) expense, net                                            1,044                 (34)                (1,026)
                                                                ---------------      --------------         ---------------

(Loss) income before reorganization items and
   income taxes                                                       (8,352)              2,405                (33,420)

Reorganization items                                                   7,045              50,384                      -
                                                                ---------------      --------------         ---------------

Loss before income taxes and extraordinary item                      (15,397)            (47,979)               (33,420)
                                                                ---------------      --------------         ---------------

Provision for income taxes                                               516                 584                    307
                                                                ---------------      --------------         ---------------

Loss before extraordinary item                                             -             (48,563)               (33,727)
                                                                ---------------      --------------         ---------------

Extraordinary item--(gain) on forgiveness of debt                          -            (206,363)                     -
                                                                ---------------      --------------         ---------------

                Net (loss) income                                   ($15,913)           $157,800               ($33,727)
                                                                ===============      ==============         ===============

PRELIMINARY AND TENTATIVE


                                                                         Pre-Confirmation                 Post-Confirmation
                                                               -------------------------------------    ----------------------
                                                                 Nine Months          Two Months            Seven Months
                                                                    Ended               Ended                   Ended
                                                                  June 30,           November 29,             June 30,
                                                                    1998                 1998                   1999
                                                               ----------------    -----------------    ----------------------
PIK Preferred Dividends and Accretion (contractual
   amounts for the nine months ended June 30, 1998,
   for the two months ended November 29, 1998 were
   $14,289 and $3,219, respectively)                                $       -           $       -               $       -
                                                                 ==============      ===============         ==============
                Net (loss) income attributable to common
                shareholders.                                        ($15,913)          $157,800                ($33,727)
                                                                 ==============      ===============         ==============

Basic and diluted earnings per share:

Loss before extraordinary item                                         ($2.26)             ($6.91)              ($3.94)
Income from extraordinary item                                           -                  29.37                 -
                                                                 --------------      ---------------         --------------

Net (loss) income per share                                            ($2.26)          $   22.46               ($3.94)
                                                                 ==============      ===============         ==============

Weighted average number of common shares
   outstanding                                                      7,026,437          7,026,437               8,568,589
                                                                 ==============      ===============         ==============

          See accompanying notes to consolidated financial statements.

PRELIMINARY AND TENTATIVE

                            HARVARD INDUSTRIES, INC.
                            ------------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

              SEVEN MONTHS ENDED JUNE 30, 1999 (POST-CONFIRMATION),
              -----------------------------------------------------

                         NINE MONTHS ENDED JUNE 30, 1998
                         -------------------------------

            AND TWO MONTHS ENDED NOVEMBER 29, 1998 (PRE-CONFIRMATION)
            ---------------------------------------------------------

                            (in thousands of dollars)
                            -------------------------


                                                                         Pre-Confirmation                 Post-Confirmation
                                                               -------------------------------------    ----------------------
                                                                 Nine Months          Two Months            Seven Months
                                                                    Ended               Ended                   Ended
                                                                  June 30,           November 29,             June 30,
                                                                    1998                 1998                   1999
                                                               ----------------    -----------------    ----------------------
CASH FLOWS RELATED TO OPERATING ACTIVITIES:
   Income (loss) from operations before reorganization
     items                                                           ($8,868)                $1,821               ($33,727)
   Add back (deduct) items not affecting cash and cash
     equivalents-
       Depreciation                                                   21,244                  3,583                  6,438
       Amortization                                                    1,188                    396                 37,280
       Gain on sale of operation                                     (26,561)                    --                     --
       Impairment of long-lived assets and
         restructuring charge                                         10,842                     --                    (88)
       Loss (gain) on disposition of property, plant and
         equipment                                                       839                     --                    (48)
       Postretirement benefits                                         2,823                     --                     --
   Changes in operating assets and liabilities net
     of effects of divestitures and reorganization items-
       Accounts receivable                                            (2,827)               (15,077)                19,421
       Inventories                                                    20,608                 (1,168)                 1,142
       Other current assets                                            1,694                    402                  1,017
       Accounts payable                                              (11,027)                21,676                (12,259)
       Accounts payable prepetition                                     (826)                     -                     --
       Accrued expenses and income taxes payable                      11,705                (23,745)                 2,891
       Other noncurrent, net                                           3,476                 (1,413)                (1,777)
                                                                ---------------     -----------------      -----------------

                Net cash provided by (used in)
                  operations before reorganization
                  items                                               24,310                (13,525)                20,290

                Net cash used by reorganization items                 (6,668)                (4,018)                (6,310)
                                                                ---------------     -----------------      -----------------
                Net cash provided by (used in)
                  operations                                          17,642                (17,543)                13,980
                                                                ---------------     -----------------      -----------------

PRELIMINARY AND TENTATIVE

                                                                         Pre-Confirmation                 Post-Confirmation
                                                               -------------------------------------    ----------------------
                                                                 Nine Months          Two Months            Seven Months
                                                                    Ended               Ended                   Ended
                                                                  June 30,           November 29,             June 30,
                                                                    1998                 1998                   1999
                                                               ----------------    -----------------    ----------------------
CASH FLOWS RELATED TO INVESTING ACTIVITIES:
   Acquisition of property, plant and equipment.                    ($12,543)             ($2,856)                ($10,409)
   Proceeds from disposition of property, plant and
      equipment                                                           --                   --                       48
   Net proceeds from sale of operation                                20,475                   --                    4,482
                                                                ---------------     -----------------      -----------------

                Net cash provided by (used in) investing
                  activities                                           7,932               (2,856)                  (5,879)
                                                                ---------------     -----------------      -----------------

CASH FLOWS RELATED TO FINANCING ACTIVITIES:
     Net borrowings (repayments) under DIP
       financing agreement                                           (39,275)               1,062                       --
     Repayments of long-term debt                                        (88)                  --                       --
     Payment of EPA settlements                                          (55)                  --                       --
     Net borrowings (repayments) under
       financing/credit agreement                                         --               81,425                   (5,812)
     Retirement of DIP financing                                          --              (40,360)                      --
     Retirement of creditors unsecured term loan                          --              (25,000)                      --
     Proceeds from creditors subordinated term loan,
       net of financing costs of $2,500                               22,500                   --                       --
     Deferred financing costs                                             --               (3,338)                      --
                                                                ---------------     -----------------      -----------------

                Net cash (used in) provided by financing
                  activities                                         (16,918)              13,789                   (5,812)
                                                                ---------------     -----------------      -----------------

                Net increase (decrease) in cash and cash
                  equivalents                                          8,656               (6,610)                   2,289

CASH AND CASH EQUIVALENTS, beginning of
   period.                                                             9,212               11,624                    5,014
                                                                ---------------     -----------------      -----------------

CASH AND CASH EQUIVALENTS, end of period.                           $ 17,868              $ 5,014                  $ 7,303
                                                                ===============     =================      =================

          See accompanying notes to consolidated financial statements.

PRELIMINARY AND TENTATIVE

                            HARVARD INDUSTRIES, INC.
                            ------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
             ------------------------------------------------------

           (in thousands of dollars, except share and per share data)
           ----------------------------------------------------------

(1)  BASIS OF PRESENTATION AND
     EMERGENCE FROM BANKRUPTCY:
     ---------------------------

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and fresh start reporting adjustments) considered necessary for a fair presentation have been included. Operating results for the seven month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the period ending September 30, 1999. The balance sheet at September 30, 1998 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1998.

       On November 24, 1998 (the "Effective Date") the Company emerged from Chapter 11 reorganization under the United States Bankruptcy Code. On the Effective Date, pursuant to the Company's First Amended Modified Consolidated Plan under Chapter 11 of the Bankruptcy Code ("Plan of Reorganization"), substantially all pre-petition unsecured debt of pre-reorganization Harvard was converted into equity of post-reorganization Harvard in the form of common stock (the "New Common Stock"). Each one hundred dollars ($100) of pre-petition debt allowed as a claim by the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") is entitled to receive 2.6667 shares of New Common Stock. Under the terms of the Plan of Reorganization, holders of Harvard's Pay-In-Kind Exchangeable Preferred ("PIK Preferred Stock") and holders of Harvard's then existing common stock (the "Old Common Stock") have each received warrants ("Warrants") to acquire, in the aggregate, approximately 5% of the New Common Stock, with holders of PIK Preferred Stock each receiving their pro rata share of 66.67% of the Warrants and holders of the Old Common Stock each receiving their pro rata share of 33.33% of the Warrants. On the Effective Date, the Old Common Stock and PIK Preferred Stock were canceled in their entirety.

       In connection with its emergence from Chapter 11 bankruptcy proceedings, the Company implemented "Fresh Start Reporting," as of November 29, 1998 (its normal interim closing date), as set forth in Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), issued by the American Institute of Certified Public Accountants. "Fresh Start Reporting" was required because there was more than a 50% change in the ownership of the Company. Accordingly, all assets and liabilities were restated to reflect their respective fair values. Consolidated financial statement amounts for post-confirmation periods will be segregated by a black line in order to signify that such consolidated statements of operations, stockholders' equity (deficiency) and cash flows are those of a new reporting entity and have been prepared on a basis not comparable to the pre-confirmation periods. The Company, in accordance with SOP 90-7, has followed the accounting and reporting guidelines for companies operating as debtor-in-possession since its filing for bankruptcy protection on May 8, 1997 and until its emergence from bankruptcy protection as described above.

PRELIMINARY AND TENTATIVE

       The reorganization value of the Company was determined by management, with assistance from Chanin Kirkland Messina LLC, independent financial professionals. The methodology employed involved estimation of enterprise value (i.e., the market value of the Company's debt and stockholders' equity which was determined to be $275,000), taking into account a discounted cash flow analysis (Enterprise Value). The discounted cash flow analysis was based on five-year cash flow projections prepared by management and average discount rates of 5.34 percent. The reorganization value of the Company was determined to be $552,428 as of November 29, 1998.

       The reorganization value of the Company has been allocated to specific asset categories as follows-

         Current assets                                                                             $110,250
         Property, plant and equipment.                                                              121,516
         Other noncurrent assets.                                                                      5,761
         Reorganization value in excess of amounts allocable to identifiable assets                  314,901
                                                                                               ----------------
                                                                                                    $552,428
                                                                                               ================

       Current assets have been recorded at their historical carrying values. Property, plant and equipment have been recorded at their appraised value as determined by an independent appraisal performed by Norman Levy Associates, Inc., independent appraiser, based on "orderly liquidation value," which assumes that the assets will be used for the purpose for which they were designed and constructed. Property held for sale is valued at net realizable value. Other noncurrent assets are stated at historical carrying values which approximate fair value. The portion of the reorganization value which cannot be attributed to specific tangible or identifiable intangible assets of the reorganized Company has been reported as "Reorganization value in excess of amounts allocable to identifiable assets (Reorganization Value). " This intangible asset is being amortized using the straight-line method over 5 years.

       The Company selected a useful life of 5 years based on the Company's previous experience, methodologies employed by independent financial experts and the Company's turnaround business strategy.

       The Company evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the reorganization value or render such assets not recoverable. To determine if reorganization value is recoverable, the Company compares the net carrying amounts to undiscounted projected cash flows. If the reorganization value asset is not recoverable, the Company would record an impairment based on the differences between the net carrying amount and fair value.

PRELIMINARY AND TENTATIVE


       The effect of the Plan on the Company's consolidated balance sheet as of November 29, 1998 was as follows-


                                                                 Adjustments to Record Effects of the Plan
                                                 ---------------------------------------------------------------------------
                                                 Pre-Confirmation                                           Post-Confirmation
                                                  Consolidated       Reorganization       Fresh Start        Consolidated
                                                  Balance Sheet        Adjustments        Adjustments        Balance Sheet
                                                 ----------------    ----------------    ---------------    ----------------
        Current assets                                 $110,250      $             -     $           -            $110,250
        Property, plant and equipment, net              117,816                    -             3,700             121,516
        Intangible assets, net                            2,569                    -            (2,569)                  -
        Other assets, net                                 3,645                    -             2,116               5,761
        Reorganization value in excess of
           amounts allocable to identifiable
           assets                                             -                    -           314,901             314,901
                                                 ----------------    ----------------    ---------------    ----------------
                                                       $234,280      $             -          $318,148            $552,428
                                                 ================    ================    ===============    ================

        Current liabilities                            $193,973      $             -          ($71,155)           $122,818
        Liabilities subject to compromise               381,363             (381,363)                -                   -
        Long-term debt                                      200                    -            81,225              81,425
        Postretirement benefits other than
           pension                                       95,466                    -                 -              95,466
        Other                                            77,719                    -                 -              77,719
        14 1/4% PIK exchangeable preferred stock
                                                        124,637                    -          (124,637)                  -
        Common stock                                         70                   82               (70)                 82
        Additional paid-in capital                       32,134              174,918           (32,134)            174,918
        Additional minimum pension
          liability                                      (8,902)                   -             8,902                   -
        Foreign currency translation
           adjustments                                   (3,163)                   -             3,163                   -
        Accumulated deficit                            (659,217)             206,363           452,854                   -
                                                 ----------------    ----------------    ---------------    ----------------

                                                       $234,280       $            -          $318,148            $552,428
                                                 ================    ================    ===============    ================


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

       The following table summarizes unaudited pro forma financial information as if the Plan of reorganization had become effective on October 1, 1998. The unaudited pro forma financial information combines the Company's operations for the two months ended November 29, 1998 with the seven months ended June 30, 1999 and contains adjustments for depreciation expense, pension expense and the amortization of reorganization value. The unaudited pro forma financial information does not purport to be indicative of the results which would have been obtained had the Plan been effective as of October 1, 1998, or which may be obtained in the future.

PRELIMINARY AND TENTATIVE


                                                                Nine Months
                                                               Ended June 30,          Pro Forma                As
                                                                    1999               Adjustments            Adjusted
                                                            ---------------------   ------------------    -----------------
       Sales                                                        $387,851              $      --             $387,851
       Cost and expenses-
         Cost of sales                                               343,542                 (1,666)             341,876
         Selling, general and administrative
            expenses                                                  30,429                     --               30,429
         Amortization of intangible asset                             36,888                 10,200               47,088
         Interest expense                                              9,155                   (160)               8,995
         Other expense (income)                                       (1,148)                    --               (1,148)
                                                               ---------------         --------------       --------------
                       Total costs and expenses                      418,866                  8,374              427,240

       Loss from operations before income taxes,
         reorganization items and extraordinary items                (31,015)                (8,374)             (39,389)
       Reorganization items                                           50,384                (50,384)                  --
       Provision for income taxes                                        891                     --                  891
       Extraordinary item                                           (206,363)               206,363                   --
                                                               ---------------         --------------       --------------

                       Net loss                                     $124,073              ($164,353)            ($40,280)
                                                               ===============         ==============       ==============

       Basic and diluted earnings per share                                                                        (4.06)
                                                                                                            ==============
       Weighted average number of common and common
         equivalent shares outstanding                                                                         9,911,080
                                                                                                            ==============

       The net loss is before reorganization items.

       Continuation of the Company's business after reorganization is dependent upon the success of future operations, including execution of the company's turnaround business strategy and the ability to meet obligations as they become due. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had suffered recurring losses from operations and at June 30, 1999 had a net working capital deficit. These factors among others raise substantial doubt about the Company's ability to achieve successful future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(2) DISPOSITION OF BUSINESSES:
    --------------------------

       Condensed operating data of operations disposed or being disposed of are as follows-

                                                                                                           Post-
                                                                      Pre-Confirmation                  Confirmation
                                                            -------------------------------------    -----------------
                                                               Nine Months          Two Months          Seven Months
                                                                 Ended                Ended                Ended
                                                                June 30,             November             June 30,
                                                                  1998               29, 1998               1999
                                                            -----------------    ----------------    -----------------
             Sales                                               $219,829               $8,389             $17,754
             Gross (loss)                                           1,517               (1,534)             (5,356)

PRELIMINARY AND TENTATIVE

       On January 28, 1999, the Company sold the land, building, and certain other assets of its Tiffin, Ohio facility for gross proceeds of approximately $1.5 million. The Company recognized no material gain or loss on the sale. The Company attempted to sell its Ripley, Tennessee facility during fiscal 1999, as a result of its changed market outlook for magnesium products. Such efforts did not result in any acceptable offers and as a result, in April 1999, the Company announced its intention to shut down the facility in August 1999 after customer requirements are fulfilled and has recorded a $3.5 million charge which is included in Impairment of Long-Lived Assets and Restructuring Charges in the Accompanying Statement of Operations for the period ended June 30, 1999. This charge relates to severance for approximately 230 hourly and salaried employees ($1.0 million), facility shutdown costs ($0.2 million) and charges to fully depreciate the March 31, 1999 carrying value of long-lived assets through the shutdown date ($2.3 million). In July 1999 the Company sold its Toledo, Ohio facility for gross proceeds of approximately $2.3 million.

(3) INVENTORIES:
    ------------

       Inventories consist of the following-

                                                                        Pre-Confirmation         Post-Confirmation
                                                                     ---------------------    -----------------------
                                                                                                     June 30,
                                                                         September 30,                1999
                                                                            1998                    (Unaudited)
                                                                     ---------------------    -----------------------
             Finished goods                                                 $   6,476                $   7,171
             Work-in-process                                                    2,078                    3,355
             Tooling                                                            5,991                    2,385
             Raw materials                                                     12,101                   13,100
                                                                           -------------            ------------

             Total inventories                                              $  26,646                 $ 26,011
                                                                           =============            ============

(4)  LONG-TERM DEBT AND CREDIT AGREEMENTS:
     --------------------------------------

       Long-term debt consists of the following-


                                                                       Pre-Confirmation         Post-Confirmation
                                                                     ---------------------    -----------------------
                                                                                                     June 30,
                                                                          September 30,                1999
                                                                             1998                   (Unaudited)
                                                                     ---------------------    -----------------------

             14 1/2% Senior Secured Notes Due 2003 (a)                    $         -                  $25,000
             Senior Secured Credit Facility (b)                                     -                   49,500
                                                                           -------------            ------------

                    Total long-term debt                                            -                   74,500

             Less current portion                                                   -                    1,000
                                                                           -------------            ------------

             Long-term portion                                             $        -                  $73,500
                                                                           =============            ============

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

PRELIMINARY AND TENTATIVE

              additional interest computed as a percentage of consolidated cash flow as set forth in the indenture. This interest can be no less than $1,000 for any 12 month period. The Notes are subject to restrictive covenants for Consolidated Leverage Ratio and Consolidated Interest Coverage Ratio, as defined.

         (b) On November 24, 1998 the Company entered into a $115,000 senior credit facility that provides for up to $50,000 in term loan borrowings and up to $65,000 of revolving credit borrowings. The term loan has an interest rate equal to the base rate (prime rate) plus 2.250% or the EURODOLLAR base rate (Eurodollar loan rate) plus 3.500%. The term loan has 16 quarterly installment payments of principal in the amount of $250 commencing on January 3, 1999 with the balance of the loan due on September 30, 2002. The revolver has an interest rate of the base rate plus 2.125% or the Eurodollar base rate plus 3.375%. The revolving credit facility terminates on November 24, 2001. The senior credit facility is subject to restrictive covenants for Consolidated Leverage Ratio, Consolidated Interest Coverage Ratio and Fixed Charge Ratio, as defined.

(5)  EARNINGS PER COMMON SHARE:
     ---------------------------

       Statement of Financial Accounting Standards No. 128, "Earnings per Share," which became effective for fiscal 1998, established new standards for computing and presenting earnings per share (EPS). The new standard requires the presentation of basic EPS and diluted EPS and the restatement of previously reported EPS amounts.

       Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders, adjusted to add back dividends or interest on convertible securities, by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. Income (loss) available to common shareholders used in determining both basic and diluted EPS was ($33,727) for the seven months ended June 30, 1999, $157,800 for the two months ended November 29, 1998, ($15,913) for the nine months ended June 30, 1998 and ($14,613) and ($7,313) for the three months ended June 30, 1999 and 1998, respectively. The weighted average number of shares of common stock used in determining basic and diluted EPS was 8,568,589 for the seven months ended June 30, 1999, 7,026,437 for the two months ended November 29, 1998, 7,026,437 for the nine months ended June 30, 1998 and 9,045,642 and 7,026,437 for the three months ended June 30, 1999 and 1998, respectively.

       Although on August 11, 1999, 9,911,080 of the Company's 50,000,000 authorized shares were outstanding, the Company's Chapter 11 Plan of Reorganization requires it to issue additional shares to certain claimants in the Bankruptcy case. The exact number of shares to be issued is presently unknown, as certain claims are unliquidated and others are disputed as to amount or validity. However, management estimates that approximately 2,088,000 additional shares will be issued in the process of resolving claims. The issuance of additional shares will not involve additional consideration, and therefore no accounting recognition other than the impact on outstanding share and per share amounts is expected.

       The Company's Plan of Reorganization also provides for holders of its Old Common Stock and PIK Preferred Stock to receive in the aggregate approximately 633,000 warrants, expiring November 23, 2003, permitting the purchase of new common shares at an exercise price of $41.67 per share.

PRELIMINARY AND TENTATIVE



       Six members of the Company's Board of Directors have each been granted options to purchase 20,000 shares which vest in equal amounts of 4,000 shares per year over five (5) years. A total of 120,000 shares may be issued if the Directors choose to exercise their options.

       An annual stock grant is to be made to six members of the Company's Board of Directors of a number of shares of common stock of Harvard equal to $15,000 divided by the closing price per share of stock on the date of the grant. Effective June 29, 1999, each of the six directors received grants of 2,000 shares each of the Company's shares as an annual stock grant.

       An incentive plan has been authorized by the Board of Directors providing for a grant of options to certain members of senior management. Pursuant to said plan eighteen members of the Company's management have been granted options to purchase stock which if exercised, would total in the aggregate 1,555,000 shares. The above options, warrants, grants and shares to be issued have been excluded from the computation of earnings per share post confirmation as their effect would be anti-dilutive.

(6)  COMPREHENSIVE INCOME:
     ----------------------

       In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required.

                                                                        Pre-Confirmation                 Post-Confirmation
                                                             ---------------------------------------   ----------------------
                                                                Nine Months          Two Months            Seven Months
                                                                   Ended               Ended                  Ended
                                                                 June 30,           November 29,             June 30,
                                                                   1998                1998                    1999
                                                             ------------------    ----------------    ----------------------

           Net income (loss)                                     ($15,913)              $157,800                ($33,727)
           Other comprehensive income, net of tax:
             Foreign currency translation
                adjustment                                         (2,644)                     -                     310
                                                               -------------        -------------          ----------------

                  Comprehensive income (loss)                    ($18,557)              $157,800                ($33,417)
                                                               =============        =============          ================

(7)  GUARANTOR SUBSIDIARIES:
     ------------------------

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

PRELIMINARY AND TENTATIVE

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

       The following condensed consolidating information presents-

         1. Condensed balance sheets as of June 30, 1999 (Post-Confirmation) and September 30, 1998 (Pre-Confirmation) and condensed statements of operations and cash flows for the seven months ended June 30, 1999 (Post-Confirmation), the nine months ended June 30, 1998 and two months ended November 29, 1998 (Pre-Confirmation).

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

         5. The Parent Company, pursuant to the terms of an interest bearing note with Guarantor Subsidiaries, has included in their allocation of expenses, interest expense for the two months ended November 29, 1998 and the nine months ended June 30, 1998.

       The Company believes that providing the following condensed consolidating information is of material interest to investors in the Notes and has not presented separate financial statements for each of the Guarantors, because it was deemed that such financial statements would not provide the investor with any material additional information.

PRELIMINARY AND TENTATIVE



                            HARVARD INDUSTRIES, INC.
                            ------------------------

                    CONSOLIDATING BALANCE SHEETS (UNAUDITED)
                    ----------------------------------------

                        JUNE 30, 1999 (POST-CONFIRMATION)
                        ---------------------------------

                            (In thousands of dollars)
                            -------------------------


                                                         Combined            Combined
                                          Parent         Guarantor        Non-Guarantor
ASSETS                                   Company       Subsidiaries        Subsidiaries       Eliminations       Consolidated
------                                  -----------    --------------    -----------------    --------------    ---------------

Current assets:
   Cash and cash equivalents               $4,853           $2,450         $          -        $        -             $7,303
   Accounts receivable, net                     -           46,297                4,413                 -             50,710
   Inventories                                  -           25,225                  786                 -             26,011
   Prepaid expenses and other
     current assets                         2,864            1,409                    9                 -              4,282
                                        -----------    --------------    -----------------    --------------    ---------------
              Total current assets          7,717           75,381                5,208                 -             88,306

Investment in subsidiaries                (28,386)          17,786                    -            10,600                  -

Property, plant and equipment, net          2,119          113,157                8,096                 -            123,372

Intangible assets, net                          -          278,277                    -                 -            278,277

Intercompany receivables                  190,473                -                7,737          (198,210)                 -

Other assets, net                           6,211              436                    -                 -              6,647
                                        -----------    --------------    -----------------    --------------    ---------------
                Total assets             $178,134         $485,037              $21,041         ($187,610)          $496,602
                                        ===========    ==============    =================    ==============    ===============

PRELIMINARY AND TENTATIVE



                            HARVARD INDUSTRIES, INC.
                            ------------------------

                    CONSOLIDATING BALANCE SHEETS (UNAUDITED)
                    ----------------------------------------

                        JUNE 30, 1999 (POST-CONFIRMATION)
                        ---------------------------------

                            (In thousands of dollars)
                            -------------------------


           LIABILITIES AND                               Combined            Combined
         SHAREHOLDERS' EQUITY             Parent         Guarantor        Non-Guarantor
             (DEFICIENCY)                 Company       Subsidiaries        Subsidiaries       Eliminations       Consolidated
         ---------------------          -----------    --------------    -----------------    --------------    ---------------
Current liabilities:
   Short-term borrowings                 $      -      $        -            $       -          $       -              $   -
   Current portion of long-term
     debt                                       -            2,113                   -                  -              2,113
   Accounts payable                         2,055           29,996               2,464                  -             34,515
   Accrued expenses                        19,478           43,622                 453                  -             63,553
   Income taxes payable                        34            6,625                 338                  -              6,997
                                        -----------    --------------    -----------------    --------------    ---------------
              Total current liabilities    21,567           82,356               3,255                  -            107,178

Long-term debt                                  -           73,500                   -                  -             73,500

Postretirement benefits other
   than pensions                                -           95,438                   -                  -             95,438

Intercompany payables                           -          198,210                   -           (198,210)                 -

Other                                      14,984           63,919                   -                  -             78,903
                                        -----------    --------------    -----------------    --------------    ---------------
              Total Liabilities            36,551          513,423               3,255           (198,210)           355,019
                                        -----------    --------------    -----------------    --------------    ---------------

Shareholders' Equity (Deficiency):
   Common stock and additional
     paid-in-capital                      175,000           (2,526)             15,578            (13,052)           175,000
   Foreign current translation
     adjustment                               310              310                 310               (620)               310
   Retained earnings (deficiency)         (33,727)         (26,170)              1,898             24,272            (33,727)
                                        -----------    --------------    -----------------    --------------    ---------------

              Total shareholders'
                equity (deficiency)       141,583          (28,386)             17,786             10,600            141,583
                                        -----------    --------------    -----------------    --------------    ---------------

              Total liabilities and
                shareholders'
                equity (deficiency)      $178,134         $485,037             $21,041          ($187,610)          $496,602
                                        ===========    ==============    =================    ==============    ===============

PRELIMINARY AND TENTATIVE


                            HARVARD INDUSTRIES, INC.
                            ------------------------

                          CONSOLIDATING BALANCE SHEETS
                          ----------------------------

                      SEPTEMBER 30, 1998 (PRE-CONFIRMATION)
                      -------------------------------------

                            (In thousands of dollars)
                            -------------------------


                                                         Combined            Combined
                                          Parent         Guarantor        Non-Guarantor
                ASSETS                   Company       Subsidiaries        Subsidiaries       Eliminations      Consolidated
                                        -----------    --------------    -----------------    --------------    --------------

Current assets:
   Cash and cash equivalents            $   10,229      $    1,395          $        -         $        -         $   11,624
   Accounts receivable, net                  2,217          50,990               3,839                  -             57,046
   Inventories                               1,720          24,177                 749                  -             26,646
   Prepaid expenses and other
     current assets                          1,982           3,702                  17                  -              5,701
                                        -----------     ------------        ------------      -------------     --------------
                Total current assets        16,148          80,264               4,605                  -            101,017

Investment in subsidiaries                (262,212)         14,653                   -            247,559                  -

Property, plant and equipment, net           2,755         112,057               7,767                  -            122,579

Intangible assets, net                           -           2,833                   -                  -              2,833

Intercompany receivables                   600,848         524,198              14,625         (1,139,671)                 -

Other assets, net                           23,211           1,341                   -                  -             24,552
                                        -----------     ------------        ------------      -------------     --------------
                Total assets            $  380,750      $   735,346         $    26,997       $  (892,112)     $     250,981
                                        ===========     ============        ============      =============     ==============

PRELIMINARY AND TENTATIVE




                            HARVARD INDUSTRIES, INC.
                            ------------------------

                          CONSOLIDATING BALANCE SHEETS
                          ----------------------------

                      SEPTEMBER 30, 1998 (PRE-CONFIRMATION)
                      -------------------------------------

                            (In thousands of dollars)
                            -------------------------


           LIABILITIES AND                               Combined            Combined
         SHAREHOLDERS' EQUITY             Parent         Guarantor        Non-Guarantor
             (DEFICIENCY)                 Company       Subsidiaries        Subsidiaries       Eliminations      Consolidated
         --------------------           -----------    --------------    -----------------    --------------    --------------

Current liabilities:
   Current portion of (DIP) loans       $        -     $    39,161          $       -         $          -        $   39,161
   Creditors subordinated term
     loan                                        -          25,000                  -                    -            25,000
   Accounts payable                          2,382          19,812              2,904                    -            25,098
   Accrued expenses                         12,285          81,104                (52)                   -            93,337
   Income taxes payable                      8,144             169                132                    -             8,445
                                        -----------    --------------       -----------       -------------       -----------
              Total current liabilities     22,811         165,246              2,984                    -           191,041

Liabilities subject to compromise (a)      385,665               -                  -                    -           385,665

Postretirement benefits other than
   pensions                                 81,949          13,566                  -                    -            95,515

Intercompany payables                      351,525         779,115              9,031           (1,139,671)                -

Other                                       23,393          39,631                329                    -            63,353
                                        -----------    --------------       -----------       -------------       -----------
                Total liabilities          865,343         997,558             12,344           (1,139,671)          735,574
                                        -----------    --------------       -----------       -------------       -----------

PIK preferred                              124,637               -                  -                    -           124,637
                                        -----------    --------------       -----------       -------------       -----------

Shareholders' equity (deficiency):
   Common stock and additional
     paid-in-capital                        32,204          16,937                 10              (16,947)           32,204
   Additional minimum pension
     liability                              (8,902)         (8,902)                 -                8,902            (8,902)
   Foreign current translation
     adjustment                             (2,991)         (2,991)            (2,991)               5,982            (2,991)
   Retained earnings (deficiency)         (629,541)       (267,256)            17,634              249,622          (629,541)
                                        -----------    --------------       -----------       -------------       -----------

              Total shareholders'
                equity (deficiency)       (609,230)       (262,212)            14,653              247,559          (609,230)
                                        -----------    --------------       -----------       -------------       -----------

              Total liabilities and
                shareholders'
                equity (deficiency)       $380,750     $    735,346         $   26,997           ($892,112)       $  250,981
                                        ===========    ==============       ===========       =============       ===========

(a) Includes $309,728 senior notes payable and accrued interest which are subject to the guaranty of the combined guarantor subsidiaries.

PRELIMINARY AND TENTATIVE




                            HARVARD INDUSTRIES, INC.
                            ------------------------

               CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
               --------------------------------------------------

              SEVEN MONTHS ENDED JUNE 30, 1999 (POST-CONFIRMATION)
              ----------------------------------------------------

                            (In thousands of dollars)
                            -------------------------


                                                         Combined            Combined
                                         Parent          Guarantor        Non-Guarantor
                                         Company       Subsidiaries        Subsidiaries       Eliminations       Consolidated
                                       ------------    --------------    -----------------    --------------    ---------------

Sales                                  $        -          $285,780             $13,021       $         -           $298,801
                                       ------------    --------------    -----------------    --------------    ---------------
   Costs and expenses:
     Cost of sales                              -           253,505              10,409                 -            263,914
     Selling, general and
       administrative                       8,565            16,713                   -                 -             25,278
     Interest expense                           -             7,514                   5                 -              7,519
     Amortization of
       intangible assets                        -            36,624                   -                 -             36,624
     Impairment of long-lived
       assets and restructuring
       charges                                  -               (88)                  -                 -                (88)
     Other (income) expense, net             (993)             (383)                350                 -             (1,026)
     Equity in (income) loss of
       subsidiaries                        26,170            (1,898)                  -           (24,272)                 -
     Allocated expenses                       (30)               30                   -                 -                  -
                                       ------------    --------------    -----------------    --------------    ---------------

              Total costs and
                expenses                   33,712           312,017              10,764           (24,272)           332,221
                                       ------------    --------------    -----------------    --------------    ---------------

Income (loss) before income taxes         (33,712)          (26,237)              2,257            24,272            (33,420)

Provision for income taxes                     15               (67)                359                 -                307
                                       ------------    --------------    -----------------    --------------    ---------------
                Net income (loss)        ($33,727)         ($26,170)             $1,898           $24,272           ($33,727)
                                       ============    ==============    =================    ==============    ===============

PRELIMINARY AND TENTATIVE


                            HARVARD INDUSTRIES, INC.
                            ------------------------

               CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
               --------------------------------------------------

               NINE MONTHS ENDED JUNE 30, 1998 (PRE-CONFIRMATION)
               --------------------------------------------------

                            (In thousands of dollars)
                            -------------------------


                                                         Combined            Combined
                                         Parent          Guarantor        Non-Guarantor
                                         Company       Subsidiaries        Subsidiaries       Eliminations       Consolidated
                                       ------------    --------------    -----------------    --------------    ---------------

Sales                                      $8,148          $550,039           $14,438            $     -           $572,625
                                       ------------    --------------      ------------         ----------       ------------
   Costs and expenses:
     Cost of sales                          7,962           521,660            12,552                  -            542,174
     Selling, general and
       administrative                       6,016            33,809               917                  -             40,742
     Interest expense                       5,843             5,687                18                  -             11,548
     Restructuring charges                  5,000             5,842                 -                  -             10,842
     Gain on sale of operation             (1,208)          (25,353)                -                  -            (26,561)
     Amortization of goodwill                   -             1,188                 -                  -              1,188
     Other (income) expense, net                -             1,054               (10)                 -              1,044
     Equity in (income) loss of                                                                                           -
       subsidiaries                         4,061              (686)                -             (3,375)
     Allocated expenses                   (10,752)           10,477               275                  -                  -
                                       ------------    --------------      ------------         ----------       ------------

              Total costs and
                expenses                   16,922           553,678            13,752             (3,375)           580,977
                                       ------------    --------------      ------------         ----------       ------------

Income (loss) before income taxes
   and reorganization items                (8,774)           (3,639)              686              3,375             (8,352)

Reorganization items                        7,139               (94)                -                  -              7,045
                                       ------------    --------------      ------------         ----------       ------------
Income (loss) before income taxes         (15,913)           (3,545)              686              3,375            (15,397)

Provision for income taxes                      -               516                 -                  -                516
                                       ------------    --------------      ------------         ----------       ------------
                Net gain (loss)          ($15,913)          ($4,061)             $686             $3,375           ($15,913)
                                       ============    ==============      ============         ==========       ============

PRELIMINARY AND TENTATIVE


                            HARVARD INDUSTRIES, INC.
                            ------------------------

               CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
               --------------------------------------------------

              TWO MONTHS ENDED NOVEMBER 29, 1998 (PRE-CONFIRMATION)
              -----------------------------------------------------

                            (In thousands of dollars)
                            -------------------------


                                                         Combined            Combined
                                         Parent          Guarantor        Non-Guarantor
                                         Company       Subsidiaries        Subsidiaries       Eliminations       Consolidated
                                       ------------    --------------    -----------------    --------------    ---------------

Sales                                  $        -           $85,550            $3,500                               $89,050
                                       ------------    --------------      ------------         ----------       ------------
   Costs and expenses:
     Cost of sales                              -            76,774             2,854                                79,628
     Selling, general and
       administrative                       2,230             2,921                                                   5,151
     Interest expense                       1,636                (3)                3                                 1,636
     Restructuring charges
     Gain on sale of operation
     Amortization of goodwill                                   264                 -                                   264
     Other (income) expense, net                               (198)              164                                   (34)
     Equity in (income) loss of
       subsidiaries                        (1,376)             (269)                               1,645                  -
     Allocated expenses                       (20)               20                                                       -
                                       ------------    --------------      ------------         ----------       ------------
              Total costs and
                expenses                    2,470            79,509             3,021              1,645             86,645
                                       ------------    --------------      ------------         ----------       ------------

Income (loss) before income taxes
   and reorganization items                (2,470)            6,041               479             (1,645)             2,405

Reorganization items                       45,793             4,591                 -                  -             50,384
                                       ------------    --------------      ------------         ----------       ------------
Income (loss) before income taxes         (48,263)            1,450               479             (1,645)           (47,979)

Provision for income taxes                    300                74               210                  -                584
                                       ------------    --------------      ------------         ----------       ------------

                Net loss before
                  extraordinary
                  item                    (48,563)            1,376               269             (1,645)           (48,563)

Extraordinary item                       (206,363)                -                 -                  -           (206,363)
                                       ------------    --------------      ------------         ----------       ------------
                Net income (loss)        $157,800            $1,376              $269            ($1,645)          $157,800
                                       ============    ==============      ============         ==========       ============

PRELIMINARY AND TENTATIVE


                            HARVARD INDUSTRIES, INC.
                            ------------------------

               CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
               --------------------------------------------------

              SEVEN MONTHS ENDED JUNE 30, 1999 (POST-CONFIRMATION)
              ----------------------------------------------------

                            (In thousands of dollars)
                            -------------------------


                                                            Combined          Combined
                                              Parent        Guarantor       Non-Guarantor
                                             Company       Subsidiaries     Subsidiaries      Eliminations     Consolidated
                                            -----------    ------------    ----------------   --------------   --------------

Cash flows related to operating activities:
   Loss from operations before
     reorganization items                    ($33,727)       ($26,170)          $1,898           $24,272          ($33,727)
   Add back (deduct) items not affecting
     cash and cash equivalents:
       Equity in (income) loss of
         subsidiaries                          26,170          (1,898)               -           (24,272)                -
       Depreciation and amortization            1,258          41,913              547                 -            43,718
       Restructuring charge                         -             (88)               -                 -               (88)
       Loss on disposition of property,
         plant and equipment and
         property held for sale                     -             (48)               -                 -               (48)
   Changes in operating assets and
     liabilities net of effects from
     reorganization items:
       Accounts receivable                        563          15,368            3,490                 -            19,421
       Inventories                                  -           1,277             (135)                -             1,142
       Other current assets                    (1,352)          2,258              111                 -             1,017
       Accounts payable                        (4,526)         (7,529)            (204)                -           (12,259)
       Accrued expenses and income
         taxes payable                         13,545          (5,225)          (5,429)                -             2,891
       Other noncurrent                        (1,446)            (53)            (278)                -            (1,777)
                                            -----------    ------------      -----------       -----------      ------------
              Net cash provided by (used
                in) operations before
                reorganization items              485          19,805                -                 -            20,290

              Net cash provided by (used            '
                in) reorganization items            -          (6,310)               -                 -            (6,310)
                                            -----------    ------------      -----------       -----------      ------------
              Net cash provided by (used
                in) operations                    485          13,495                -                 -            13,980
                                            -----------    ------------      -----------       -----------      ------------
Cash flows related to investing activities:
   Acquisition of property, plant and
     equipment                                      -         (10,409)               -                 -           (10,409)
   Net proceeds from sale of operation              -           4,482                -                 -             4,482
                                            -----------    ------------      -----------       -----------      ------------

              Proceeds from disposition
                of property, plant and
                equipment                           -              48                -                 -                48

                                            -----------    ------------      -----------       -----------      ------------
              Net cash provided by (used
                in) investing activities            -          (5,879)               -                 -            (5,879)
                                            -----------    ------------      -----------       -----------      ------------

PRELIMINARY AND TENTATIVE


                            HARVARD INDUSTRIES, INC.
                            ------------------------

               CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
               ---------------------------------------------------

              SEVEN MONTHS ENDED JUNE 30, 1999 (POST-CONFIRMATION)
              ----------------------------------------------------

                            (In thousands of dollars)
                            -------------------------


                                                            Combined          Combined
                                              Parent        Guarantor       Non-Guarantor
                                             Company       Subsidiaries     Subsidiaries      Eliminations     Consolidated
                                            -----------    ------------    ----------------   --------------   --------------

Cash flows related to financing activities:
   Net borrowings (repayments) under
     financing/credit agreement             $       -         ($5,812)       $       -         $       -           ($5,812)
                                            -----------    ------------      -----------       -----------      ------------

              Net cash provided by (used
                in) financing activities            -          (5,812)               -                 -            (5,812)
                                            -----------    ------------      -----------       -----------      ------------

Net increase (decrease) in cash and cash
   equivalents                                    485           1,804                -                 -             2,289

Cash and cash equivalents:
   Beginning of period                          4,368             646                -                 -             5,014
                                            -----------    ------------      -----------       -----------      ------------

   End of period                               $4,853          $2,450        $       -          $      -            $7,303
                                            ===========    ============      ===========       ===========      ============

PRELIMINARY AND TENTATIVE


                            HARVARD INDUSTRIES, INC.
                            ------------------------

               CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
               --------------------------------------------------

               NINE MONTHS ENDED JUNE 30, 1998 (PRE-CONFIRMATION)
               --------------------------------------------------

                            (In thousands of dollars)
                            -------------------------


                                                            Combined          Combined
                                              Parent        Guarantor       Non-Guarantor
                                             Company       Subsidiaries     Subsidiaries      Eliminations     Consolidated
                                            -----------    ------------    ----------------   --------------   --------------

Cash flows related to operating activities:
   Loss from operations before
     reorganization items                     ($8,774)        ($4,155)             $686            $3,375         ($8,868)
   Add back (deduct) items not affecting
     cash and cash equivalents:
       Equity in (income) loss of
         subsidiaries                           4,061            (686)                -            (3,375)              -
       Depreciation and amortization            1,291          20,207               934                 -          22,432
       Impairment of long-lived assets and
         restructuring charge                   5,000           5,842                 -                 -          10,842
       Gain on sale of operation               (1,208)        (25,353)                -                 -         (26,561)
       Loss on disposition of property,
         plant and equipment                      283             355               201                 -             839
       Postretirement benefits                      -           2,823                 -                 -           2,823
   Changes in operating assets and liabilities
     net of effects from reorganization items:
       Accounts receivable                      2,611          (3,086)           (2,352)                -          (2,827)
       Inventories                              1,295          18,953               360                 -          20,608
       Other current assets                      (550)          2,250                (6)                -           1,694
       Accounts payable                          (264)        (12,004)              415                 -         (11,853)
       Accrued expenses and income
         taxes payable                          4,184           9,409            (1,888)                -          11,705
       Other noncurrent                        16,756         (11,870)           (1,410)                -           3,476
                                            -----------    ------------    ----------------   --------------   --------------

              Net cash provided by (used
                in) operations before
                reorganization items           24,685           2,685            (3,060)                -          24,310

              Net cash provided by (used
                in) reorganization items       (6,668)              -                 -                 -          (6,668)
                                            -----------    ------------    ----------------   --------------   --------------

              Net cash provided by (used
                in) operations                 18,017           2,685            (3,060)                -          17,642
                                            -----------    ------------    ----------------   --------------   --------------

Cash flows related to investing activities:
   Acquisition of property, plant and
     equipment                                    (69)        (12,300)             (174)                -         (12,543)
   Net proceeds from sale of operation          4,084          16,391                 -                 -          20,475
                                            -----------    ------------    ----------------   --------------   --------------
              Net cash provided by (used
                in) investing activities        4,015           4,091              (174)                -           7,932
                                            -----------    ------------    ----------------   --------------   --------------

PRELIMINARY AND TENTATIVE


                            HARVARD INDUSTRIES, INC.
                            ------------------------

               CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
               --------------------------------------------------

               NINE MONTHS ENDED JUNE 30, 1998 (PRE-CONFIRMATION)
               --------------------------------------------------

                            (In thousands of dollars)
                            -------------------------


                                                            Combined          Combined
                                              Parent        Guarantor       Non-Guarantor
                                             Company       Subsidiaries     Subsidiaries      Eliminations     Consolidated
                                            -----------    ------------    ----------------   --------------   --------------

Cash flows related to financing activities:
   Net borrowings (repayments) under DIP
     financing                               ($1,572)        ($37,703)     $         -        $       -           ($39,275)
   Proceeds of creditors subordinated
     term loan, net of financing
     costs of $2,500                          22,500                -                -                -             22,500
   Advance payment from customer                   -                -                -                -                  -
   Repayments of long-term debt                    -              (88)               -                -                (88)
   Repayment of EPA settlements                    -              (55)               -                -                (55)
   Net changes in intercompany balances      (39,069)          35,027            4,042                -                  -
                                            -----------    ------------    ----------------   --------------   --------------

              Net cash provided by (used
                in) financing activities     (18,141)          (2,819)           4,042                -            (16,918)
                                            -----------    ------------    ----------------   --------------   --------------

Net increase (decrease) in cash and cash
   equivalents                                 3,891            3,957              808                -              8,656

Cash and cash equivalents:
   Beginning of period                         3,324            5,376              512                -              9,212
                                            -----------    ------------    ----------------   --------------   --------------
   End of period                              $7,215           $9,333           $1,320        $       -            $17,868
                                            ===========    ============    ================   ==============   ==============

PRELIMINARY AND TENTATIVE


                            HARVARD INDUSTRIES, INC.
                            ------------------------

               CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
               --------------------------------------------------

              TWO MONTHS ENDED NOVEMBER 29, 1998 (PRE-CONFIRMATION)
              -----------------------------------------------------

                            (In thousands of dollars)
                            -------------------------


                                                            Combined          Combined
                                              Parent        Guarantor       Non-Guarantor
                                             Company       Subsidiaries     Subsidiaries      Eliminations     Consolidated
                                            -----------    ------------    ----------------   --------------   --------------

Cash flows related to operating activities:
   Loss from operations before
     reorganization items                     ($9,355)         $4,331             $269            $6,575            $1,820
   Add back (deduct) items not affecting
     cash and cash equivalents:
       Equity in (income) loss of
         subsidiaries                           6,844            (269)               -            (6,575)                -
       Depreciation and amortization               12           3,799              168                 -             3,979
       Gain on sale of operation                    -               -                -                 -                 -
       Loss on disposition of property,
         plant and equipment                        -               -                -                 -                 -
       Postretirement benefits                      -               -                -                 -                 -
   Changes in operating assets and liabilities
     net of effects from reorganization items:
       Accounts receivable                      1,654         (12,667)          (4,064)                -           (15,077)
       Inventories                              1,720          (2,986)              98                 -            (1,168)
       Other current assets                       470              35             (103)                -               402
       Accounts payable                         4,199          17,713             (236)                -            21,676
       Accrued expenses and income
         taxes payable                        (16,671)         (7,456)             382                 -           (23,745)
       Other noncurrent                         5,266         (10,164)           3,486                 -            (1,412)
                                            -----------    ------------      -----------       -----------      ------------

              Net cash provided by (used
                in) operations before
                reorganization items           (5,861)         (7,664)               -                 -           (13,525)

              Net cash provided by (used
                in) reorganization items            -          (4,018)               -                 -            (4,018)
                                            -----------    ------------      -----------       -----------      ------------

              Net cash provided by (used
                in) operations                 (5,861)        (11,682)               -                 -           (17,543)
                                            -----------    ------------      -----------       -----------      ------------

Cash flows related to investing activities:
   Acquisition of property, plant and
     equipment                                      -          (2,856)               -                 -            (2,856)
   Net proceeds from sale of operation              -               -                -                 -                 -
                                            -----------    ------------      -----------       -----------      ------------

              Net cash provided by (used
                in) investing activities            -          (2,856)               -                 -            (2,856)
                                            -----------    ------------      -----------       -----------      ------------

PRELIMINARY AND TENTATIVE


                            HARVARD INDUSTRIES, INC.
                            ------------------------

               CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
               --------------------------------------------------

              TWO MONTHS ENDED NOVEMBER 29, 1998 (PRE-CONFIRMATION)
              -----------------------------------------------------

                            (In thousands of dollars)
                            -------------------------


                                                            Combined          Combined
                                              Parent        Guarantor       Non-Guarantor
                                             Company       Subsidiaries     Subsidiaries      Eliminations     Consolidated
                                            -----------    ------------    ----------------   --------------   --------------

Cash flows related to financing activities:
   Deferred financing cost                  $       -         ($3,338)         $     -            $    -           ($3,338)
   Net borrowings (repayments) under
     DIP financing                                  -           1,062                -                 -             1,062
   Net borrowings (and repayments) under
     financing/credit agreement                     -          81,425                -                 -            81,425
   Retirement of DIP financing                      -         (40,360)               -                 -           (40,360)
   Retirement of creditors unsecured term
     loan                                           -         (25,000)               -                 -           (25,000)
                                            -----------    ------------      -----------       -----------      ------------

              Net cash provided by (used
                in) financing activities            -          13,789                -                 -            13,789
                                            -----------    ------------      -----------       -----------      ------------

Net increase (decrease) in cash and cash
   equivalents                                 (5,861)           (749)               -                 -            (6,610)

Cash and cash equivalents:
   Beginning of period                         10,229           1,395                -                 -            11,624
                                            -----------    ------------      -----------       -----------      ------------
   End of period                               $4,368            $646               $-                $-            $5,014
                                            ===========    ============      ===========       ===========      ============

PRELIMINARY AND TENTATIVE



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

                            (in thousands of dollars)
                            -------------------------

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

Results of Operations

General

Effective November 24, 1998, the Company emerged from Chapter 11 bankruptcy proceedings and implemented "Fresh Start Reporting" as of November 29, 1998 (its normal interim closing date). Accordingly, all assets and liabilities were restated to reflect their respective fair values. The consolidated financial statements after that date are those of a new reporting entity and are not comparable to the Pre-Confirmation periods. However, for purposes of this discussion, the seven months ended June 30, 1999 (Post-Confirmation) were combined with the two months ended November 29, 1998 (Pre-Confirmation) and then compared to the nine months ended June 30, 1998. Differences between periods due to "Fresh Start Reporting" adjustments are explained when necessary.

PRELIMINARY AND TENTATIVE


During the course of Harvard's bankruptcy proceeding, Harvard's OEM customers were in some cases initially reluctant to award new business to Harvard. This reluctance resulted in part from the long delay between the time a contract for a new platform is awarded and the time the new product is produced and sold, and the considerable designing and planning obligations required of the successful bidder during the period of delay. These circumstances appeared to put Harvard at a temporary disadvantage in attracting such new business until it demonstrated an ability to successfully complete its reorganization. However, since that time, and in particular during the months since emergence from bankruptcy, Harvard has been successful in booking new business with the OEMs, and management now believes that any effects of their initial reluctance to award new business during Harvard's bankruptcy proceeding will not be material to Harvard's operations or financial condition.

The following table is included solely for use in comparative analysis of results of operations, and to complement management's discussion and analysis.

Nine months ended June 30, 1999 compared to the nine months ended June 30, 1998.


                                                                                   Nine Months Ended
                                                                            ---------------------------------
                                                                              June 30,           June 30,
                                                                                1999               1998
                                                                            --------------    ---------------

  Sales                                                                        $387,851            $572,625
  Cost of Sales                                                                 343,542             542,174
                                                                            --------------    ---------------
           Gross profit                                                          44,309              30,451

  Selling, General and Administrative Expenses                                   30,429              40,742
                                                                            --------------    ---------------
           Operating income (loss) (a)                                           13,880             (10,291)

  Amortization of intangible assets                                              36,888               1,188
  Restructuring Charges                                                             (88)             10,842
  Interest Expense                                                                9,155              11,548
  (Gain) on Sale of Operation                                                         -             (26,561)
  Other (Income) Expense, Net                                                    (1,060)              1,044
                                                                            --------------    ---------------

           Income (loss) before Income Taxes, Reorganization
             Items and Extraordinary Item                                       (31,015)             (8,352)

  Reorganization Items                                                           50,384               7,045
  Provision for Income Taxes                                                        891                 516
  Extraordinary Item                                                           (206,363)                  -
                                                                            --------------    ---------------

           Net income (loss)                                                   $124,073            ($15,913)
                                                                            ==============    ===============

   (a) Includes depreciation expense of $10,021 and $19,574 for the nine months ended June 30, 1999 and June 30, 1998, respectively.

Sales. Sales decreased $184,774 from $572,625 to $387,851 or 32.3%. Aggregate sales for the operations designated for sale or wind down decreased approximately $193,686 from $219,829 to $26,143 as the Company's divestiture program as contemplated under the Company's Plan of Reorganization nears completion. Sales for the remaining operations increased $8,912 from $352,796 to $361,708 as strong light truck demand was partially offset by the wind down of older programs.

PRELIMINARY AND TENTATIVE


Gross Profit. Gross profit, expressed as a percentage of sales, increased from 5.3% to 11.4%, or $13,858. The gross profit (loss) for operations designated for sale or wind-down decreased from $1,517 to ($2,377). After adjusting 1999 results for $4,513 of operating losses charged to loss contract reserves established in the fourth quarter of fiscal 1998, reported operating loss for 1999 would have been ($6,890). Gross (loss) increased by approximately $8,407 due to one-time tooling profits of approximately $1,900 in 1998 that did not recur in 1999 offset by significantly lower volume in 1999 as a result of the divestiture program. The increase of $17,752 in gross profit for the remaining operations was mainly due to improved operating efficiencies, strong light truck demand and management's focus on higher margin business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $40,742 to $30,429 due to reduced levels of staffing and spending as a result of the reorganization program implemented by current management and the 1999 charge of $6,200 for the purchase and implementation of enterprise software compared to 1998 charges of $9,500 (see Year 2000 Readiness).

Interest Expense. Interest expense decreased from $11,548 to $9,155 as a result of lower borrowing levels resulting from the cash generated by the sale or wind down of unprofitable businesses, a lower effective interest rate on post-emergence financing and improved working capital management.

Amortization of Intangibles. Amortization of intangibles increased from $1,188 to $36,888 as a result of the amortization on the $314,901 reorganization asset, established as part of "Fresh Start Reporting," which is being amortized over five years.

Restructuring Charges. During the period ended June 30, 1999, the Company recorded restructuring charges of $3,517 for the shut-down of its Ripley, Tennessee facility. In addition, the Company has reversed to income previously provided restructuring reserves related to the divestiture program, as contemplated under the Company's Plan of Reorganization, since the programs are now completed at lower than anticipated cost. These amounts aggregate to $3,605 and related primarily to Doehler-Jarvis Toledo and Harman Automotive. During the period ended June 30, 1998 the Company recorded $5,000 in restructuring charges for shutdown and relocation costs relating to the move of the corporate headquarters from Tampa, Florida to Lebanon, New Jersey and a $5,842 charge for the impairment write-off of certain property, plant and equipment.

Gain on Sale of Operation. During the period ended June 30, 1998, the Company recognized a gain on the sale of the Material Handling Division of Kingston Warren of $11,354, a gain on the sale of the land, building and certain other assets of the Harvard Interiors, St. Louis facility of $1,208 and a gain of $13,999 on the transfer of certain assets at the Toledo facility and their related lease obligation to a third party.

Other (Income) Expenses. Other (income) expense increased from $1,044 to ($1,060) due to rental income and a favorable legal settlement in the period ended June 30, 1999 as compared to a loss on the disposal of equipment in the period ended June 30, 1998.

Reorganization Items. During the period ended June 30, 1999, the Company recognized, as part of "Fresh Start Reporting," charges that aggregated $50,431 for adjustments to reflect all assets and liabilities at their respective fair values. Reorganization charges during the period ended June 30, 1998 represent mainly professional fees incurred in connection with the bankruptcy proceedings.

PRELIMINARY AND TENTATIVE


Provision for Income Taxes. The Increase from $516 to $891 was principally due to higher earnings at the Company's Canadian subsidiary.

Extraordinary Item. During the period ended June 30, 1999 an extraordinary gain of $206,363 was recorded for the forgiveness of debt that resulted from the reorganization of the Company in accordance with "Fresh Start Reporting."

Net Income (Loss). The net income (loss) increased from ($15,913) to $124,073 for the reasons described above.

Three months ended June 30, 1999 compared to the three months ended June 30, 1998.

The following table is included solely for use in comparative analysis of results of operations and to complement management's discussion and analysis.


                                                                                    Three Months Ended
                                                                            -----------------------------------
                                                                               June 30,           June 30,
                                                                                 1999               1998
                                                                            ---------------    ----------------

  Sales                                                                          $129,908            $169,234
  Cost of sales                                                                   114,610             156,361
                                                                            ---------------    ----------------
           Gross profit                                                            15,298              12,873

  Selling, general and administrative expenses                                     11,777              15,389
                                                                            ---------------    ----------------
           Operating income (loss) (a)                                              3,521              (2,516)

  Amortization of intangible assets                                                15,696                 396
  Restructuring charges (income)                                                      (88)                  -
  Interest expense                                                                  3,464               2,616
  (Gain) on Sale of Operation                                                           -                 397
  Other (Income) Expense, Net                                                        (930)                 73
                                                                            ---------------    ----------------

           Income (loss) before Income Taxes, Reorganization
             Items and Extraordinary Item                                         (14,621)             (5,998)

  Reorganization Items                                                                  -               1,144
  Provision for Income Taxes                                                           (8)                171
  Extraordinary Item                                                                    -                   -
                                                                            ---------------    ----------------

           Net (loss)                                                            ($14,613)            ($7,313)
                                                                            ===============    ================


   (a) Includes depreciation expense of $2,922 and $6,052 for the three months ended June 30, 1999 and June 30, 1998, respectively.

Sales. Sales decreased $39,326 from $169,234 to $129,908 or 23.2%. Aggregate sales for the operations designated for sale or wind down decreased approximately $45,045 from $50,541 to $5,496 as the Company's divestiture program as contemplated under the Company's Plan of Reorganization nears completion. Sales for the remaining operations increased $5,719 from $118,693 to $124,412 as strong light truck demand was partially offset by the wind down of older programs.

PRELIMINARY AND TENTATIVE



Gross Profit. Gross profit, expressed as a percentage of sales, increased from 7.6% to 11.8%, or $2,425. The gross profit (loss) for operations designated for sale or wind-down decreased from $1,754 to ($1,572) After adjusting 1999 results for $746 of operating losses charged to loss contract reserves that were established in the fourth quarter of fiscal 1998 reported operating losses for 1999 would have been ($2,318). This gross profit decrease of approximately $4,072 was due primarily to significantly lower volume in 1999 as a result of the Company's divestiture program. The increase of $5,751 in gross profit for the remaining operations was mainly due to improved operating efficiencies, strong light truck demand and management's focus on higher margin business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $15,389 to $11,777 primarily due to 1999 charges of $1,700 for the purchase and implementation of enterprise software compared to 1998 charges of $4,500 (see Year 2000 Readiness).

Interest Expense. Interest expense increased from $2,616 to $3,464 as a result of temporary higher working capital requirements for the launch of several new car platforms.

Amortization of Intangibles. Amortization of intangibles increased from $396 to $15,696 as a result of the amortization of the $314,901 reorganization asset, established as part of "Fresh Start Reporting," which is being amortized over five years.

Restructuring Charges. During the period ended June 30, 1999, the Company recorded restructuring charges of $3,517 for the shut-down of its Ripley, Tennessee facility. In addition, the Company has reversed to income previously provided restructuring reserves related to the divestiture program, as contemplated under the Company's Plan of Reorganization, since the programs are now completed at lower than anticipated cost. These amounts aggregate to $3,605 and relate primarily to Doehler-Jarvis Toledo and Harman Automotive.

Gain on Sale of Operations. The period ended June 30, 1998 included an adjustment to the gain on the sale of land, building and certain other assets of the Harvard Interiors' St. Louis facility.

Other (Income) Expenses. Other (income) expense increased from $73 to ($930) due to rental income and a favorable legal settlement in the period ended June 30, 1999 as compared to a loss on the disposal of equipment in the period ended June 30, 1998.

Reorganization Items. Reorganization charges during the period ended June 30, 1998 represent mainly professional fees incurred in connection with the bankruptcy proceedings.

Provision for Income Taxes. The tax benefit of ($8) for the period ended June 30, 1999 was to adjust the estimated tax provision for the Canadian subsidiary.

Net Income (Loss). The net (loss) increased from ($7,313) to ($14,613) for the reasons described above.

Liquidity and Capital Resources

On a pro forma basis, the cash flow (usage) for the two months ended November 29, 1998 (pre-confirmation) and the seven months ended June 30, 1999 (post-confirmation) have been combined for purposes of comparison to the nine months ended June 30, 1998.

PRELIMINARY AND TENTATIVE



For the nine months ended June 30, 1999, the Company had cash used in operations of ($3,563) compared to cash provided by operations of $17,642 for the nine months ended June 30, 1998. The decrease was due to an increase in financing, legal and professional fees and other payments related to the Company's emergence from Chapter 11 proceedings on November 24, 1998 in addition to significant expenditures related to its installation of a new management information system that will allow its critical information systems and technology infrastructure to be Year 2000 compliant. The prior year's results included an advance from a major customer to partially defray the cost of shutting down the Toledo, Ohio facility and also working capital reductions at facilities being shutdown.

The Company emerged from Chapter 11 on November 24, 1998, repaid the DIP Facility, the Post-Petition Term Loan, and issued $25,000 of Senior Secured Notes and entered into a $115,000 Senior Credit facility. The Company had borrowing availability of approximately $43,500 as of June 30, 1999. Management anticipates having sufficient liquidity to conduct its activities in fiscal 1999 as result of the borrowing availability provided by these facilities.

Continuation of the Company's business after reorganization is dependent upon the success of future operations, including execution of the Company's turnaround business strategy and the ability to meet obligations as they become due. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had suffered recurring losses from operations and at June 30, 1999 had a net working capital deficit. These factors among others raise substantial doubt about the Company's ability to achieve successful future operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Year 2000 Readiness

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

PRELIMINARY AND TENTATIVE


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

           Phase V--Implementation Roll-out. Provide training and education, implementation support and post-implementation reviews at all other sites. As of July 31, 1999, the Company had successfully implemented ERP software at all facilities except one, which is scheduled for installation by October 1999, and the system is being utilized for most financial functions.

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

PRELIMINARY AND TENTATIVE



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

           Remediation costs. The Company expects to spend approximately $14,000 to address issues related to Year 2000 compliance and functionality, including $2,400 for new software, $2,000 for new hardware (mainframe, personal computers and infrastructure wiring), $4,200 for software implementation and $5,400 for project management consultants. Approximately $13,900 of such amount has been spent through June 30, 1999. The source of such funds was working capital loans. The balance of the remediation costs are expected to be incurred through September 1999. The Company does not believe that the payment of such costs will have a material impact on the Company's financial position or results of operations.

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

PRELIMINARY AND TENTATIVE


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

On June 11, 1999, Doehler-Jarvis, Inc. and Harvard Industries, Inc. (the "Companies") filed a declaratory judgment action in the United States District Court for the Eastern District of Pennsylvania seeking a declaration that the termination of certain insurance benefits, including health insurance benefits, to individuals on the seniority list when they retired from active or inactive employee status at Doehler-Jarvis facilities in Pottstown, Pennsylvania or Toledo, Ohio after July 16, 1999, and/or their eligible surviving spouses and/or eligible dependents does not violate the Employee Retirement Income Security Act ("ERISA") or any other law, applicable collective bargaining agreement, or contract. Thomas E. Kopystecki was named as the representative of the proposed class of defendants. The response to the complaint is due on August 3, 1999. Based on information currently available, management of the Company believes, after consultation with legal counsel, that the result of such claims and litigation will not have a material adverse effect on the financial position or results of operations of the Company.

On June 23, 1999, John C. Gilbert, Eugene Appling, Robert A. LaClair, John E. Malkulan, Christiane J. Myers, Kenneth McKnight, Thomas F. Klejta, and Fern M. Yerger, on behalf of themselves and a class of persons similarly situated filed an action against the Companies in the United States District Court for the Northern District of Ohio seeking a declaration that the termination of insurance benefits violates ERISA and the Labor Management Relations Act ("LMRA") and seeking unspecified damages resulting from the anticipated termination of benefits. The Companies filed a motion to transfer the Ohio action to Pennsylvania because the Pennsylvania action was the first filed action and is the more convenient forum for the resolution of the issues. The motion is presently pending before the Court. Based on information currently available, management of the Company believes, after consultation with legal counsel, that the result of such claims and litigation will not have a material adverse effect on the financial position or results of operations of the Company.

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

PRELIMINARY AND TENTATIVE

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

On or about November 24, 1998, in reliance upon Section 3(a)(7) of the Securities Act and Section 1145(a)(1) of the Bankruptcy Code and pursuant to the confirmed Plan of Reorganization, the Company issued 8,240,295 shares of New Common Stock, in the aggregate, to holders of allowed unsecured claims in the Company's bankruptcy proceeding. For the period of April 28, 1999 through June 29, 1999 an additional 1,670,785 shares in the aggregate were issued pursuant to the Plan of Reorganization without any additional monetary consideration. In addition, on and after November 24, 1998, warrants to purchase an aggregate of approximately 626,200 shares of New Common Stock have been issued pursuant to the confirmed Plan of Reorganization and in reliance upon Section 3(a)(7) of the Securities Act and Section 1145(a)(1) of the Bankruptcy Code, to holders of the Company's formerly outstanding shares of common and preferred stock, which were canceled pursuant to the Plan of Reorganization. The warrants are exercisable until November 23, 2003 to purchase shares of New Common Stock at an exercise price of $41.67 per share. The shares of New Common Stock and warrants issued pursuant to the Plan of Reorganization were issued without cash or other consideration. See Footnote 5 for the financial impact of the Plan of Reorganization on registered securities.

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

The Company announced on May 11, 1999 that it continues to look at potential acquisitions to diversify its industrial base and it has retained Lehman Brothers, Inc. to assist in exploring alternatives with respect to the assets of its Kingston-Warren subsidiary including the possible divestiture of substantially all those assets. Since that date the Company has had discussions with various potential purchasers and is engaged in continued negotiations with one such possible purchaser. However, there are no assurances that any definitive agreement will be reached with that or any other purchaser. At such time as the Company and a purchaser have reached agreement on purchase price and other essential terms and conditions, the Company will make an appropriate announcement or filing.

        See Footnote 1 for information related to Emergence from Chapter 11 Reorganization

Item 6. Exhibits and Reports on Form 8-K

       (a) Exhibits:

       (27) Financial Data Schedule (for electronic submission only)

       (b) Reports on Form 8-K:

PRELIMINARY AND TENTATIVE


                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August ____, 1999                HARVARD INDUSTRIES, INC.

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


                    Signature                                   Title                                       Date
                    ---------                                   -----                                       ----
/s/ THEODORE W. VOGTMAN                        Executive Vice President and Chief                    August ___, 1999
-----------------------                        Financial Officer (Principal Financial
    Theodore W. Vogtman                        Officer)


/s/ KEVIN L. B. PRICE                          Vice President, Controller and Treasurer              August ___, 1999
---------------------                          (Principal Accounting Officer)
     Kevin L. B. Price