Form 10-K405/A
period 1998-09-30
HARVARD INDUSTRIES INC
filed 1999-08-24
CIK 46012

     As filed with the Securities and Exchange Commission on August 24, 1999


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                                AMENDMENT NO. 3


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




     Doehler-Jarvis incurred significant operating losses from its acquisition date in 1995 through 1996. A corrective action plan was initiated (focusing on cost reduction, improved manufacturing yields, attraction and retention of key personnel and seeking price concessions from customers) in 1996 and early 1997. However, Doehler-Jarvis continued to incur significant operating losses during the first and second quarters of 1997. In addition, during the second quarter of 1997, Doehler-Jarvis lost a significant contract from a customer who decided to resource this major contract to another supplier. As a result of these changes in Doehler-Jarvis's business, the Company performed an impairment analysis of the Doehler-Jarvis long-lived assets. A revised operating plan was developed. The Company calculated the expected future cash flows from Doehler-Jarvis's operations to determine the fair value of the long-lived assets. The expected cash flows under this analysis were sufficient to recover the net book value of the fixed assets but not the goodwill balance. Accordingly, the Company recorded an impairment charge of $114,385 in the second quarter of 1997 to write-off the unamortized goodwill related to its 1995 acquisition of Doehler-Jarvis.



     During the third quarter of 1997, the Company concluded that it did not have the financial capability to continue to fund the capital investments required to improve the Doehler-Jarvis operations and retained investment advisors to sell Doehler-Jarvis. Based upon advice from the investment advisor, the Company initially determined that the range of possible proceeds (net of disposal costs) from the sale of Doehler-Jarvis could result in recovery of their fixed assets. However, after three months of discussions with prospective buyers, the lack of support for a sale by major customers, and continued adverse operating results, the Company concluded that it would be unable to sell the Doehler-Jarvis division at a price which would recover any of the fixed asset book value and accordingly recorded an impairment loss at September 30, 1997.

     In fiscal 1998, the new management of the Company decided to dispose of the Greenville and Toledo facilities (see Note 3 related to dispositions) and to continue to operate the Doehler-Jarvis Pottstown Plant. Depreciation expense would have been $3.2 million greater in fiscal 1998 for the Pottstown facility if the assets had not been written down as impaired in fiscal 1997.



     In February 1997, due to significant recurring operating losses at the Harman Automotive subsidiary, the Company announced its plan to sell Harman. In March 1997 the Company performed an impairment analysis of Harman's long-lived assets and the expected cash flows under this analysis were insufficient to recover the net book value of the fixed assets resulting in an impairment charge of $8,800 in March 1997. Due to the absence of acceptable third party offers, the Company closed down the Harman operation in April 1998 and sold certain machinery and equipment in September 1998 (see Note 3 related to dispositions).



     In February 1997, due to significant recurring operating losses at the Tiffin, Ohio operation, the Company performed an impairment analysis of Tiffin's long-lived assets. The expected cash flows from this analysis were insufficient to recover the net book value of the fixed assets and an impairment charge of $3,200 was recorded in March 1997.



     In September 1997, the Company reflected a restructuring charge for employee severance covering 539 salaried and hourly employees and plant closing costs relating primarily to annual maintenance, insurance and inventory for the Harman and Harvard Interiors facilities. The restructuring was substantially completed by May 1998 for Harvard Interiors and by July 1998 for Harman Automotive.


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



                                HARVARD INDUSTRIES, INC.
Date: August 23, 1999
                                By: /s/ ROGER G. POLLAZZI
                                   --------------------------------------------
                                   Roger G. Pollazzi
                                   Chairman of the Board,
                                   Chief Executive Officer and Director






     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Date: August 23, 1999               /s/ ROGER G. POLLAZZI
                                   --------------------------------------------
                                   Roger G. Pollazzi
                                   Chairman of the Board, Chief Executive
                                   Officer and Director
                                   (Principal Executive Officer)

Date: August 23, 1999               /s/ THEODORE W. VOGTMAN*
                                   --------------------------------------------
                                   Theodore W. Vogtman
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)

Date: August 23, 1999               /s/ KEVIN L. B. PRICE*
                                   --------------------------------------------
                                   Kevin L. B. Price
                                   Vice President, Controller and
                                   Treasurer
                                   (Principal Accounting Officer)

Date: August 23, 1999               /s/ JON R. BAUER*
                                   --------------------------------------------
                                   Jon R. Bauer
                                   Director

Date:
                                   --------------------------------------------
                                   Thomas R. Cochill
                                   Director

Date:
                                   --------------------------------------------
                                   Raymond Garfield, Jr.
                                   Director

Date: August 23, 1999               /s/ DONALD P. HILTY*
                                   --------------------------------------------
                                   Donald P. Hilty
                                   Director



Date:
                                   --------------------------------------------
                                   George A. Poole, Jr.
                                   Director

Date: August 23, 1999               /s/ JAMES P. SHANAHAN, JR.*
                                   --------------------------------------------
                                   James P. Shanahan, Jr.
                                   Director

Date: August 23, 1999               /s/ RICHARD W. VIESER*
                                   --------------------------------------------
                                   Richard W. Vieser
                                   Director

Date: August 23, 1999         *By:  /s/ ROGER G. POLLAZZI
                               ------------------------------------------------
                                   Roger G. Pollazzi
                                   Attorney-in-Fact


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

16          Letter re change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Company's
            Current Report on Form 8-K/A filed with the Commission October 7, 1998 (Commission File No.
            001-01044)).
21*         List of subsidiaries of the Company.
23.1*       Consent of Arthur Andersen LLP
23.2*       Consent of PricewaterhouseCoopers
24*         Powers of Attorney (filed with Amendment No. 2 to this Form 10-K).


------------------



* Previously filed.