Form 10-Q/A
period 1999-03-31
HARVARD INDUSTRIES INC
filed 1999-08-24
CIK 46012

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 24, 1999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                              Amendment No. 1 to
                                   FORM 10-Q

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


     On January 28, 1999, the Company sold the land, building, and certain other assets of its Tiffin, Ohio facility for gross proceeds of approximately
$1.5 million. The Company has pursued a sale of its Ripley, Tennessee facility, during fiscal 1999, as a result of its changed market outlook for magnesium products. Such efforts did not result in any acceptable offers and as a result, in April 1999, the company announced its intention to shut down the facility in August 1999 after customer requirements are fulfilled. The carrying value of long-lived assets at March 31, 1999 was approximately $4.8 million and such amount, net of estimated recovery, will be depreciated through the shutdown date.

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

Date: August 23, 1999



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