Form 10-Q/A
period 1999-06-30
HARVARD INDUSTRIES INC
filed 1999-09-22
CIK 46012

     As filed with the Securities and Exchange Commission on September 22, 1999

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              Amendment No. 1 to

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

Date: September 22, 1999                HARVARD INDUSTRIES, INC.

                                       By:   /s/ D. Craig Bowman
                                           ----------------------------------
                                                 D. Craig Bowman
                                          Secretary and Vice President, Law

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


                    Signature                                   Title                                       Date
                    ---------                                   -----                                       ----
/s/ THEODORE W. VOGTMAN                        Executive Vice President and Chief                    September 22, 1999
-----------------------                        Financial Officer (Principal Financial
    Theodore W. Vogtman                        Officer)

