Form 10-Q/A
period 1999-06-30
HARVARD INDUSTRIES INC
filed 1999-11-17
CIK 46012

    As filed with the Securities and Exchange Commission on November 17, 1999


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              Amendment No. 2 to


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

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------

                        THREE MONTHS ENDED JUNE 30, 1999
                        --------------------------------

                   (POST-CONFIRMATION) AND THREE MONTHS ENDED
                   ------------------------------------------

                        JUNE 30, 1998 (PRE-CONFIRMATION)
                        --------------------------------

           (in thousands of dollars, except share and per share data)
           ----------------------------------------------------------


                                                                            Pre-Confirmation            Post-Confirmation
                                                                         ------------------------    -------------------------
                                                                              Quarter Ended               Quarter Ended
                                                                              June 30, 1998               June 30, 1999
                                                                         ------------------------    -------------------------
Sales                                                                           $169,234                     $129,908

Cost of sales                                                                    156,361                      116,927
                                                                            -----------------            --------------
                Gross profit                                                      12,873                       12,981

Selling, general and administrative expense                                       15,389                       11,777

Amortization of intangible assets                                                    396                       15,696

Restructuring charges                                                                  -                       (2,405)

Interest expense (contractual interest of $11,521 for the three months
   ended June 30, 1998)                                                            2,616                        3,464

Gain on sale of operations                                                           397                            -

Other (income) expense, net                                                           73                         (930)
                                                                            -----------------            --------------

(Loss) income before reorganization items and income taxes                        (5,998)                     (14,621)

Reorganization items                                                               1,144                            -
                                                                            -----------------            --------------

Loss before income taxes                                                          (7,142)                     (14,621)

Provision for (benefit from) income taxes                                            171                           (8)
                                                                            -----------------            --------------
                Net (loss)                                                       ($7,313)                    ($14,613)
                                                                            =================            ==============

                                                                            Pre-Confirmation            Post-Confirmation
                                                                         ------------------------    ------------------------
                                                                              Quarter Ended               Quarter Ended
                                                                              June 30, 1998               June 30, 1999
                                                                         ------------------------    ------------------------
PIK Preferred Dividends and Accretion (contractual
   amount for the three months ended June 30, 1998
   was $4,763)                                                                $        -                  $        -
                                                                            ================            ===============
                Net (loss) attributable to common
                shareholders                                                      ($7,313)                   ($14,613)
                                                                            ================            ===============

Basic and diluted earnings per share:

Net (loss) per share                                                              ($1.04)                     ($1.62)
                                                                            ================            ===============

Weighted average number of common shares outstanding                           7,026,437                   9,045,642
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

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                -------------------------------------------------

              SEVEN MONTHS ENDED JUNE 30, 1999 (POST-CONFIRMATION),
              -----------------------------------------------------

                      NINE MONTHS ENDED JUNE 30, 1998 AND
                      ------------------------------------

              TWO MONTHS ENDED NOVEMBER 29, 1998 (PRE-CONFIRMATION)
              -----------------------------------------------------

           (in thousands of dollars, except share and per share data)
           ----------------------------------------------------------


                                                                         Pre-Confirmation                 Post-Confirmation
                                                               -------------------------------------    ----------------------
                                                                 Nine Months          Two Months            Seven Months
                                                                    Ended               Ended                   Ended
                                                                  June 30,           November 29,             June 30,
                                                                    1998                 1998                   1999
                                                               ----------------    -----------------    ----------------------
Sales                                                               $572,625             $89,050               $298,801

Cost of sales                                                        542,174              79,628                266,231
                                                                ---------------      --------------         ---------------
                Gross profit                                          30,451               9,422                 32,570

Selling, general and administrative expense                           40,742               5,151                 25,278

Amortization of intangible assets                                      1,188                 264                 36,624

Impairment of long-lived assets and restructuring charges             10,842                   -                 (2,405)

Interest expense (contractual interest for the nine
  months ended June 30, 1998, and for the two months
  ended November 29, 1998, was $38,262 and $6,931,
  respectively)                                                       11,548               1,636                  7,519

Gain on sale of operations                                           (26,561)                  -                      -

Other (income) expense, net                                            1,044                 (34)                (1,026)
                                                                ---------------      --------------         ---------------

(Loss) income before reorganization items and
   income taxes                                                       (8,352)              2,405                (33,420)

Reorganization items                                                   7,045              50,384                      -
                                                                ---------------      --------------         ---------------

Loss before income taxes and extraordinary item                      (15,397)            (47,979)               (33,420)
                                                                ---------------      --------------         ---------------

Provision for income taxes                                               516                 584                    307
                                                                ---------------      --------------         ---------------

Loss before extraordinary item                                             -             (48,563)               (33,727)
                                                                ---------------      --------------         ---------------

Extraordinary item--(gain) on forgiveness of debt                          -            (206,363)                     -
                                                                ---------------      --------------         ---------------

                Net (loss) income                                   ($15,913)           $157,800               ($33,727)
                                                                ===============      ==============         ===============



                                                                         Pre-Confirmation                 Post-Confirmation
                                                               -------------------------------------    ----------------------
                                                                 Nine Months          Two Months            Seven Months
                                                                    Ended               Ended                   Ended
                                                                  June 30,           November 29,             June 30,
                                                                    1998                 1998                   1999
                                                               ----------------    -----------------    ----------------------
PIK Preferred Dividends and Accretion (contractual
   amounts for the nine months ended June 30, 1998,
   for the two months ended November 29, 1998 were
   $14,289 and $3,219, respectively)                                $       -           $       -               $      -
                                                                 ==============      ===============         ==============
                Net (loss) income attributable to common
                shareholders.                                        ($15,913)           $157,800               ($33,727)
                                                                 ==============      ===============         ==============

Basic and diluted earnings per share:

Loss before extraordinary item                                         ($2.26)             ($6.91)                ($3.94)
Income from extraordinary item                                           -                  29.37                      -
                                                                 --------------      ---------------         --------------

Net (loss) income per share                                            ($2.26)          $   22.46                 ($3.94)
                                                                 ==============      ===============         ==============

Weighted average number of common shares
   outstanding                                                      7,026,437           7,026,437              8,568,589
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

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                -------------------------------------------------

              SEVEN MONTHS ENDED JUNE 30, 1999 (POST-CONFIRMATION),
              -----------------------------------------------------

                         NINE MONTHS ENDED JUNE 30, 1998
                         -------------------------------

            AND TWO MONTHS ENDED NOVEMBER 29, 1998 (PRE-CONFIRMATION)
            ---------------------------------------------------------

                            (in thousands of dollars)
                            -------------------------



                                                                         Pre-Confirmation                 Post-Confirmation
                                                               -------------------------------------    ----------------------
                                                                 Nine Months          Two Months            Seven Months
                                                                    Ended               Ended                   Ended
                                                                  June 30,           November 29,             June 30,
                                                                    1998                 1998                   1999
                                                               ----------------    -----------------    ----------------------
CASH FLOWS RELATED TO OPERATING ACTIVITIES:
   Income (loss) from operations before reorganization
     items                                                           ($8,868)                $1,821               ($33,727)
   Add back (deduct) items not affecting cash and cash
     equivalents-
       Depreciation                                                   21,244                  3,583                  8,755
       Amortization                                                    1,188                    396                 37,280
       Gain on sale of operation                                     (26,561)                    --                     --
       Impairment of long-lived assets and
         restructuring charge                                         10,842                     --                 (2,405)
       Loss (gain) on disposition of property, plant and
         equipment                                                       839                     --                    (48)
       Postretirement benefits                                         2,823                     --                     --
   Changes in operating assets and liabilities net
     of effects of divestitures and reorganization items-
       Accounts receivable                                            (2,827)               (15,077)                19,421
       Inventories                                                    20,608                 (1,168)                 1,142
       Other current assets                                            1,694                    402                  1,017
       Accounts payable                                              (11,027)                21,676                (12,259)
       Accounts payable prepetition                                     (826)                     -                     --
       Accrued expenses and income taxes payable                      11,705                (23,745)                 2,891
       Other noncurrent, net                                           3,476                 (1,413)                (1,777)
                                                                ---------------     -----------------      -----------------

                Net cash provided by (used in)
                  operations before reorganization
                  items                                               24,310                (13,525)                20,290

                Net cash used by reorganization items                 (6,668)                (4,018)                (6,310)
                                                                ---------------     -----------------      -----------------
                Net cash provided by (used in)
                  operations                                          17,642                (17,543)                13,980
                                                                ---------------     -----------------      -----------------

                                                                         Pre-Confirmation                 Post-Confirmation
                                                               -------------------------------------    ----------------------
                                                                 Nine Months          Two Months            Seven Months
                                                                    Ended               Ended                   Ended
                                                                  June 30,           November 29,             June 30,
                                                                    1998                 1998                   1999
                                                               ----------------    -----------------    ----------------------
CASH FLOWS RELATED TO INVESTING ACTIVITIES:
   Acquisition of property, plant and equipment.                    ($12,543)             ($2,856)                ($10,409)
   Proceeds from disposition of property, plant and
      equipment                                                           --                   --                       48
   Net proceeds from sale of operation                                20,475                   --                    4,482
                                                                ---------------     -----------------      -----------------

                Net cash provided by (used in) investing
                  activities                                           7,932               (2,856)                  (5,879)
                                                                ---------------     -----------------      -----------------

CASH FLOWS RELATED TO FINANCING ACTIVITIES:
     Net borrowings (repayments) under DIP
       financing agreement                                           (39,275)               1,062                       --
     Repayments of long-term debt                                        (88)                  --                       --
     Payment of EPA settlements                                          (55)                  --                       --
     Net borrowings (repayments) under
       financing/credit agreement                                         --               81,425                   (5,812)
     Retirement of DIP financing                                          --              (40,360)                      --
     Retirement of creditors unsecured term loan                          --              (25,000)                      --
     Proceeds from creditors subordinated term loan,
       net of financing costs of $2,500                               22,500                   --                       --
     Deferred financing costs                                             --               (3,338)                      --
                                                                ---------------     -----------------      -----------------

                Net cash (used in) provided by financing
                  activities                                         (16,918)              13,789                   (5,812)
                                                                ---------------     -----------------      -----------------

                Net increase (decrease) in cash and cash
                  equivalents                                          8,656               (6,610)                   2,289

CASH AND CASH EQUIVALENTS, beginning of
   period.                                                             9,212               11,624                    5,014
                                                                ---------------     -----------------      -----------------

CASH AND CASH EQUIVALENTS, end of period.                           $ 17,868              $ 5,014                  $ 7,303
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


                                                                Nine Months
                                                               Ended June 30,          Pro Forma                As
                                                                    1999               Adjustments            Adjusted
                                                            ---------------------   ------------------    -----------------
       Sales                                                        $387,851              $      --             $387,851
       Cost and expenses-
         Cost of sales                                               345,859                 (1,666)             344,193
         Selling, general and administrative
            expenses                                                  30,429                     --               30,429
         Amortization of intangible asset                             36,888                 10,200               47,088
         Interest expense                                              9,155                   (160)               8,995
         Other expense (income)                                       (3,465)                    --               (3,465)
                                                               ---------------         --------------       --------------
                       Total costs and expenses                      418,866                  8,374              427,240

       Loss from operations before income taxes,
         reorganization items and extraordinary items                (31,015)                (8,374)             (39,389)
       Reorganization items                                           50,384                (50,384)                  --
       Provision for income taxes                                        891                     --                  891
       Extraordinary item                                           (206,363)               206,363                   --
                                                               ---------------         --------------       --------------

                       Net loss                                     $124,073              ($164,353)            ($40,280)
                                                               ===============         ==============       ==============

       Basic and diluted earnings per share                                                                        (4.06)
                                                                                                            ==============
       Weighted average number of common and common
         equivalent shares outstanding                                                                         9,911,080
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

(2) DISPOSITION OF BUSINESSES:
    --------------------------

       Condensed operating data of operations disposed or being disposed of are as follows-

                                                                                                           Post-
                                                                      Pre-Confirmation                  Confirmation
                                                            -------------------------------------    -----------------
                                                               Nine Months          Two Months          Seven Months
                                                                 Ended                Ended                Ended
                                                                June 30,             November             June 30,
                                                                  1998               29, 1998               1999
                                                            -----------------    ----------------    -----------------
             Sales                                               $219,829               $8,389             $17,754
             Gross (loss)                                           1,517               (1,534)             (7,673)

         On January 28, 1999, the Company sold the land, building, and certain other assets of its Tiffin, Ohio facility for gross proceeds of approximately $1.5 million. The Company recognized no material gain or loss on the sale. The Company attempted to sell its Ripley, Tennessee facility during fiscal 1999, as a result of its changed market outlook for magnesium products. Such efforts did not result in any acceptable offers and as a result, in April 1999, the Company announced its intention to shut down the facility in August 1999 after customer requirements are fulfilled and has recorded a $1.2 million charge which is included in Impairment of Long-Lived Assets and Restructuring Charges in the Accompanying Statement of Operations for the period ended June 30, 1999. This charge relates to severance for approximately 230 hourly and salaried employees ($1.0 million) and facility shutdown costs ($0.2 million). In order to depreciate the March 31, 1999 carrying value of the Ripley long-lived assets to their estimated net realizable value, the Company recorded an additional $2.3 million of depreciation in the quarter ended June 30, 1999 and will record an additional $1.5 million of depreciation through the shutdown date. In July 1999 the Company sold its Toledo, Ohio facility for gross proceeds of approximately $2.3 million.


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

                            HARVARD INDUSTRIES, INC.
                            ------------------------

               CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)
               --------------------------------------------------

              SEVEN MONTHS ENDED JUNE 30, 1999 (POST-CONFIRMATION)
              ----------------------------------------------------

                            (In thousands of dollars)
                            -------------------------


                                                         Combined            Combined
                                         Parent          Guarantor        Non-Guarantor
                                         Company       Subsidiaries        Subsidiaries       Eliminations       Consolidated
                                       ------------    --------------    -----------------    --------------    ---------------

Sales                                  $        -          $285,780             $13,021       $         -           $298,801
                                       ------------    --------------    -----------------    --------------    ---------------
   Costs and expenses:
     Cost of sales                              -           255,822              10,409                 -            266,231
     Selling, general and
       administrative                       8,565            16,713                   -                 -             25,278
     Interest expense                           -             7,514                   5                 -              7,519
     Amortization of
       intangible assets                        -            36,624                   -                 -             36,624
     Impairment of long-lived
       assets and restructuring
       charges                                  -            (2,405)                  -                 -             (2,405)
     Other (income) expense, net             (993)             (383)                350                 -             (1,026)
     Equity in (income) loss of
       subsidiaries                        26,170            (1,898)                  -           (24,272)                 -
     Allocated expenses                       (30)               30                   -                 -                  -
                                       ------------    --------------    -----------------    --------------    ---------------

              Total costs and
                expenses                   33,712           312,017              10,764           (24,272)           332,221
                                       ------------    --------------    -----------------    --------------    ---------------

Income (loss) before income taxes         (33,712)          (26,237)              2,257            24,272            (33,420)

Provision for income taxes                     15               (67)                359                 -                307
                                       ------------    --------------    -----------------    --------------    ---------------
                Net income (loss)        ($33,727)         ($26,170)             $1,898           $24,272           ($33,727)
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

                            HARVARD INDUSTRIES, INC.
                            ------------------------

               CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)
               --------------------------------------------------

              SEVEN MONTHS ENDED JUNE 30, 1999 (POST-CONFIRMATION)
              ----------------------------------------------------

                            (In thousands of dollars)
                            -------------------------


                                                            Combined          Combined
                                              Parent        Guarantor       Non-Guarantor
                                             Company       Subsidiaries     Subsidiaries      Eliminations     Consolidated
                                            -----------    ------------    ----------------   --------------   --------------

Cash flows related to operating activities:
   Loss from operations before
     reorganization items                    ($33,727)       ($26,170)          $1,898           $24,272          ($33,727)
   Add back (deduct) items not affecting
     cash and cash equivalents:
       Equity in (income) loss of
         subsidiaries                          26,170          (1,898)               -           (24,272)                -
       Depreciation and amortization            1,258          44,230              547                 -            46,035
       Restructuring charge                         -          (2,405)               -                 -            (2,405)
       Loss on disposition of property,
         plant and equipment and
         property held for sale                     -             (48)               -                 -               (48)
   Changes in operating assets and
     liabilities net of effects from
     reorganization items:
       Accounts receivable                        563          15,368            3,490                 -            19,421
       Inventories                                  -           1,277             (135)                -             1,142
       Other current assets                    (1,352)          2,258              111                 -             1,017
       Accounts payable                        (4,526)         (7,529)            (204)                -           (12,259)
       Accrued expenses and income
         taxes payable                         13,545          (5,225)          (5,429)                -             2,891
       Other noncurrent                        (1,446)            (53)            (278)                -            (1,777)
                                            -----------    ------------      -----------       -----------      ------------
              Net cash provided by (used
                in) operations before
                reorganization items              485          19,805                -                 -            20,290

              Net cash provided by (used            '
                in) reorganization items            -          (6,310)               -                 -            (6,310)
                                            -----------    ------------      -----------       -----------      ------------
              Net cash provided by (used
                in) operations                    485          13,495                -                 -            13,980
                                            -----------    ------------      -----------       -----------      ------------
Cash flows related to investing activities:
   Acquisition of property, plant and
     equipment                                      -         (10,409)               -                 -           (10,409)
   Net proceeds from sale of operation              -           4,482                -                 -             4,482
                                            -----------    ------------      -----------       -----------      ------------

              Proceeds from disposition
                of property, plant and
                equipment                           -              48                -                 -                48

                                            -----------    ------------      -----------       -----------      ------------
              Net cash provided by (used
                in) investing activities            -          (5,879)               -                 -            (5,879)
                                            -----------    ------------      -----------       -----------      ------------

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


                                                                                   Nine Months Ended
                                                                            ---------------------------------
                                                                              June 30,           June 30,
                                                                                1999               1998
                                                                            --------------    ---------------

  Sales                                                                        $387,851            $572,625
  Cost of Sales                                                                 345,859             542,174
                                                                            --------------    ---------------
           Gross profit                                                          41,992              30,451

  Selling, General and Administrative Expenses                                   30,429              40,742
                                                                            --------------    ---------------
           Operating income (loss) (a)                                           11,563             (10,291)

  Amortization of intangible assets                                              36,888               1,188
  Restructuring Charges                                                          (2,405)             10,842
  Interest Expense                                                                9,155              11,548
  (Gain) on Sale of Operation                                                         -             (26,561)
  Other (Income) Expense, Net                                                    (1,060)              1,044
                                                                            --------------    ---------------

           Income (loss) before Income Taxes, Reorganization
             Items and Extraordinary Item                                       (31,015)             (8,352)

  Reorganization Items                                                           50,384               7,045
  Provision for Income Taxes                                                        891                 516
  Extraordinary Item                                                           (206,363)                  -
                                                                            --------------    ---------------

           Net income (loss)                                                   $124,073            ($15,913)
                                                                            ==============    ===============

   (a) Includes depreciation expense of $12,338 and $19,574 for the nine months ended June 30, 1999 and June 30, 1998, respectively.


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

Gross Profit. Gross profit, expressed as a percentage of sales, increased from 5.3% to 10.8%, or $11,541. The gross profit (loss) for operations designated for sale or wind-down decreased from $1,517 to ($4,694). After adjusting 1999 results for $4,513 of operating losses charged to loss contract reserves established in the fourth quarter of fiscal 1998, reported operating loss for 1999 would have been ($9,207). Gross (loss) increased by approximately $10,724 due to one-time tooling profits of approximately $1,900 in 1998 that did not recur in 1999 offset by significantly lower volume in 1999 as a result of the Company's divestiture program and the accelerated depreciation of long-lived assets at its Ripley, Tennessee facility. The increase of $17,752 in gross profit for the remaining operations was mainly due to improved operating efficiencies, strong light truck demand and management's focus on higher margin business.


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


Restructuring Charges. During the period ended June 30, 1999, the Company recorded restructuring charges of $1,200 for the shut-down of its Ripley, Tennessee facility. In addition, the Company has reversed to income previously provided restructuring reserves related to the divestiture program, $3,605 of as contemplated under the Company's Plan of Reorganization, primarily as a result of lower severance and related costs for the Tampa office, Harman Automotive and the Harvard Interiors Furniture Division ($2,300) and lower facility shutdown costs at Toledo ($1,200) due to the sale of that facility. During the period ended June 30, 1998 the Company recorded $5,000 in restructuring charges for shutdown and relocation costs relating to the move of the corporate headquarters from Tampa, Florida to Lebanon, New Jersey and a $5,842 charge for the impairment write-off of certain property, plant and equipment.


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


                                                                                    Three Months Ended
                                                                            -----------------------------------
                                                                               June 30,           June 30,
                                                                                 1999               1998
                                                                            ---------------    ----------------

  Sales                                                                          $129,908            $169,234
  Cost of sales                                                                   116,927             156,361
                                                                            ---------------    ----------------
           Gross profit                                                            12,981              12,873

  Selling, general and administrative expenses                                     11,777              15,389
                                                                            ---------------    ----------------
           Operating income (loss) (a)                                              1,204              (2,516)

  Amortization of intangible assets                                                15,696                 396
  Restructuring charges (income)                                                   (2,405)                  -
  Interest expense                                                                  3,464               2,616
  (Gain) on Sale of Operation                                                           -                 397
  Other (Income) Expense, Net                                                        (930)                 73
                                                                            ---------------    ----------------

           Income (loss) before Income Taxes, Reorganization
             Items and Extraordinary Item                                         (14,621)             (5,998)

  Reorganization Items                                                                  -               1,144
  Provision for Income Taxes                                                           (8)                171
  Extraordinary Item                                                                    -                   -
                                                                            ---------------    ----------------

           Net (loss)                                                            ($14,613)            ($7,313)
                                                                            ===============    ================

   (a) Includes depreciation expense of $5,239 and $6,052 for the three months ended June 30, 1999 and June 30, 1998, respectively.


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

Gross Profit. Gross profit, expressed as a percentage of sales, increased from 7.6% to 10.0%, or $108. The gross profit (loss) for operations designated for sale or wind-down decreased from $1,754 to ($3,889). After adjusting 1999 results for $746 of operating losses charged to loss contract reserves that were established in the fourth quarter of fiscal 1998 reported operating losses for 1999 would have been ($4,635). This gross profit decrease of approximately $6,389 was due primarily to significantly lower volume in 1999 as a result of the Company's divestiture program and the accelerated depreciation of long-lived assets at its Ripley, Tennessee facility. The increase of $5,751 in gross profit for the remaining operations was mainly due to improved operating efficiencies, strong light truck demand and management's focus on higher margin business.


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


Restructuring Charges. During the period ended June 30, 1999, the Company recorded restructuring charges of $1,200 for the shut-down of its Ripley, Tennessee facility. In addition, the Company has reversed to income $3,605 of previously provided restructuring reserves related to the divestiture program, as contemplated under the Company's Plan of Reorganization, primarily as a result of lower severance and related costs for the Tampa office, Harman Automotive and the Harvard Interiors Furniture Division ($2,300) and lower facility shutdown costs at Toledo ($1,200) due to the sale of that facility.


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


Date: November 17, 1999                HARVARD INDUSTRIES, INC.


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



                    Signature                                   Title                                       Date
                    ---------                                   -----                                       ----

/s/ THEODORE W. VOGTMAN                        Executive Vice President and Chief                    November 17, 1999
-----------------------                        Financial Officer (Principal Financial
    Theodore W. Vogtman                        Officer)

