Form 10-K405
period 1999-09-30
HARVARD INDUSTRIES INC
filed 1999-12-28
CIK 46012

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

               /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999
                        COMMISSION FILE NUMBER: 0-21362

                            ------------------------

                            HARVARD INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                                 21-0715310
            (STATE OR OTHER JURISDICTION OF                                   (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)                                 IDENTIFICATION NO.)

                      3 WERNER WAY
                  LEBANON, NEW JERSEY                                              08833
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                 (ZIP CODE)

                                  908-437-4100
              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                            ------------------------

                  TITLE OF SECURITIES                                  EXCHANGES ON WHICH REGISTERED
--------------------------------------------------------  --------------------------------------------------------
             COMMON STOCK ($0.01 PAR VALUE)                                NASDAQ NATIONAL MARKET

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes /x/ No / /

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes /x/ No / /

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                         TITLE                                                  OUTSTANDING
--------------------------------------------------------  --------------------------------------------------------
                      COMMON STOCK                                  AS OF SEPTEMBER 30, 1999 THERE WERE
                                                                       10,234,222 SHARES OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's definitive proxy statement for the annual meeting of stockholders scheduled for March 15, 2000 ("Proxy Statement") to be filed with the Securities and Exchange Commission no later than 120 days following its fiscal year ending September 30, 1999, are incorporated by reference in
Part III of this Annual Report on Form 10-K. With the exception of those portions which are specifically incorporated by reference, such Proxy Statement shall not be deemed filed as part of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.

     This Annual Report on Form 10-K contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the Securities and Exchange Commission or otherwise. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements may include, but not be limited to, projections of revenues, income or losses, covenants provided for in the financing agreements, capital expenditures, plans for future operations, financing needs or plans, plans relating to products or services of the Company, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words "anticipates," "believes," "estimates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements.

     Forward-looking statements are inherently subject to risks and uncertainties, including, but not limited to, product demand, pricing, market acceptance, risk of dependence on third party suppliers, intellectual property rights and litigation, risks in product and technology development and other risk factors detailed in the Company's Securities and Exchange Commission filings, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual Report, particularly in the Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include unanticipated increases in launch and other operating costs, a reduction and inconsistent demand for passenger cars and light trucks, labor disputes, capital requirements, adverse weather conditions, and increases in borrowing costs.

     Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS

COMPANY OVERVIEW

     Harvard Industries, Inc. ("Harvard" or the "Company" or the "Corporation"), headquartered at 3 Werner Way in Lebanon, New Jersey, is a direct supplier of components for Original Equipment Manufacturers ("OEMs") producing cars and light trucks in North America, principally General Motors Corporation ("General Motors"), Ford Motor Company ("Ford") and Daimler-Chrysler ("Chrysler"). During the past year the Company conducted its operations primarily through three wholly owned subsidiaries, Hayes-Albion Corporation ("Hayes-Albion"); Pottstown Precision Casting, Inc. ("Pottstown"), formerly known as Doehler-Jarvis Pottstown, Inc.; and The Kingston-Warren Corporation ("Kingston-Warren"). The Company's subsidiaries produce a wide range of products including: rubber glass-run channels; rubber seals for doors and trunk lids; complex, high volume aluminum castings and other cast, fabricated, machined and decorated metal products; and metal stamped and roll form products. On September 30, 1999 substantially all the assets of Kingston-Warren were sold to a subsidiary of Hutchinson S.A. Accordingly, the remaining business discussion excludes Kingston-Warren unless otherwise indicated.

COMPANY HISTORY

     On May 8, 1997 ("Petition Date"), Harvard filed a petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). On November 24, 1998 (the "Effective Date"), the Company substantially consummated its First Amended Modified Consolidated Plan Under Chapter 11 of The Bankruptcy Code
("Chapter 11") dated August 19, 1998 (the "Reorganization Plan" or "Plan of Reorganization") and emerged from bankruptcy.

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

     Pursuant to the Plan of Reorganization, on the effective date substantially all pre-petition unsecured debt at pre-reorganization Harvard was converted into equity of post-reorganization Harvard in the form of common stock (the "New Common Stock"). Under the terms of the Plan of Reorganization, holders of Harvard's Pay-In-Kind Exchangeable Preferred Stock ("PIK Preferred Stock") and holders of Harvard's existing common stock (the "Old Common Stock") each received warrants ("Warrants") to acquire, in the aggregate, approximately 5% of the New Common Stock, with holders of PIK Preferred Stock each receiving their pro rata share of 66.67% of the Warrants and holders of the Old Common Stock each receiving their pro rata share of 33.33% of the Warrants. On the Effective Date, the Old Common Stock and PIK Preferred Stock were canceled.

     On September 30, 1999, Kingston-Warren, a wholly-owned subsidiary of Harvard, completed its sale of substantially all of its assets and the assignment of certain liabilities to KWC Acquisition Corp., a subsidiary of Hutchinson, S.A., a French corporation, for $115 million in cash, less certain adjustments. Prior to the sale, Kingston-Warren was principally engaged in the business of manufacturing, selling and distributing products for automotive window and body sealing systems, including glass run channels, belt strips and body seals. The assets purchased include all real property, capital assets, inventory, supplies, trademarks and patents, accounts receivable, contracts and leases, and all other rights and assets owned by Kingston-Warren, except real property located at Lebanon, New Jersey and Farmington Hills, Michigan, certain computer systems and software, and cash on hand as of the day of the closing. The purchaser was assigned substantially all liabilities of Kingston-Warren, except guarantees of the outstanding debt of Kingston-Warren's parent, Harvard Industries, Inc.

     The Company used part of the proceeds of the sale of the assets of Kingston-Warren on September 30, 1999, to repurchase all of its 14 1/2% Senior Secured Notes due 2003 for $30,585,361, a formula price which includes interest and prepayment premiums, as well as other adjustments. The Company deposited such amount with the Trustee of the Senior Secured Notes on September 30, 1999 and, pursuant to Section 8.1 of the related Indenture, the Trustee discharged and released the Indenture and the Collateral Agreement securing the notes.

     The Company also used part of the proceeds of the sale of the assets of its Kingston-Warren subsidiary to satisfy all obligations under its $115 million senior secured revolving credit facility with General Electric Capital Corporation ("GECC"). The Company paid $69,020,272 in satisfaction of outstanding principal balance, interest accrued through September 30, 1999 and other charges. GECC terminated the credit facility and issued a Pay-Off Confirmation Letter dated as of September 30, 1999.

     On September 30, 1999, the Company put in place a new $50 million credit facility with GECC, secured by substantially all of the assets of the Company and its domestic subsidiaries. The credit facility provides for up to $50 million of revolving credit borrowings with a $15 million sub-limit letter of credit facility. The proceeds will be used to finance working capital and other general corporate purposes and for acquisitions.

     On October 5, 1999, the Company used part of the proceeds of the sale of the assets of its Kingston-Warren subsidiary to purchase 762,000 shares of its common stock in a private transaction at an aggregate cost of approximately $4.95 million. As of September 30, 1999, the Company had 10,234,222 shares of common stock outstanding.

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

     OEMs are increasingly seeking suppliers capable of providing complete systems or modules rather than suppliers who only provide separate component parts. A system is a group of component parts that operate together to provide a specific engineering driven functionality. A module is a group of systems and/or component parts representing a particular area within the vehicle, which are assembled and shipped to the OEM for installation in a vehicle as a unit. By outsourcing complete systems or modules, OEMs are able to reduce their costs associated with the design and integration of different components and improve quality by enabling their suppliers to assemble and test major portions of the vehicle prior to their beginning production. In addition, by purchasing integrated systems, OEMs are able to shift engineering, design, program management, and product investment costs to fewer and more capable suppliers. By designing and supplying integrated systems, a supplier is able to reduce costs and improve quality by identifying system-wide solutions. The Company believes that this shift creates an opportunity for suppliers, such as the Company, to provide integrated systems.

     In general, there has been substantial and continuing pressure from OEMs to reduce costs, including the cost of products purchased from outside suppliers. Certain of the Company's products are sold under agreements that require the Company to provide annual cost reductions to such purchasers (directly through price reductions or indirectly through suggestions regarding manufacturing efficiencies or other cost savings) by certain percentages each year. These agreements often require that suppliers pass on a portion of the benefit of productivity improvement in the form of lower prices in exchange for multi-year supply agreements. These initiatives have required suppliers to implement programs to lower their costs and reduce component and system prices to the OEMs.

     New North American OEMs (Transplants). Over the last decade, foreign automotive manufacturers have gained a significant share of the U.S. market, first through exports and more recently through U.S.-based manufacturing facilities ("Transplants"). To the extent that the growth of such "transplant" sales has resulted, and will likely continue to result in, a loss of market share for U.S. automakers, component suppliers, including the Company, could experience an adverse effect as most of its current customers are U.S. automakers. Although the Company plans to solicit additional business from foreign automakers, there can be no assurance that it will be successful in doing so or that such additional business will compensate for lost business that the Company has already experienced.

     Demand. As an OEM supplier, the Company is significantly affected by consumer demand for new vehicles in North America. Demand in North American car and light truck markets is tied closely to the overall strength of the North American economies. After attaining a production level of approximately
13.6 million units in 1985, North American car and light truck production fell to 10.4 million units in 1991. Since this low, production rose to 15.6 million units for the 1998 calendar year.

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

     Design, Production and Delivery. The Company believes that it has strong design and engineering capabilities which enable it to serve its customers better in the initial phases of product development. The Company has a research and development facility in Farmington Hills, Michigan where Company personnel meet with customers to incorporate the customers' structural and thermal requirements into the product design process. In addition, the Company maintains an engineering facility at Jackson, Michigan. Part of the Company's design philosophy is the early involvement of its manufacturing engineers in the initial stages of a product's design. This "Design-for-Manufacture" approach helps create a product that not only meets its required design and performance characteristics, but also results in a product that is easier and less expensive to manufacture. By adopting this approach the Company is able to save costs typically related to engineering changes which can hamper the production of new products, as well as reduce the amount of time it takes to get new products to market.

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

     In an effort to improve operating margins, Harvard has made significant progress in closing or divesting itself of underperforming facilities and exiting unprofitable OEM business. Over the past two years, the company has announced the closing or sale of numerous divisions/manufacturing plants and is in the process of re-allocating underutilized production capacity to higher margin industrial applications (See below). In addition to closing unprofitable facilities, Harvard is working with customers in evaluating product design and production processes to increase margins to targeted levels.

     Management intends to focus on accessing the non-automotive industrial market and the automotive aftermarket to leverage its existing product portfolio and manufacturing expertise. Harvard believes that a number of its existing automotive processes such as spin forming, tube rolling, and high-strength steel forming will be marketable in the industrial and aftermarket arenas because these processes are commonly used for products offered in those markets.

     In addition to the non-automotive opportunities discussed above, the Company believes that it can effectively cross-market products from its different divisions to leverage its relationships at General Motors, Ford and Chrysler. The Company is focused on the design and production of integrated systems for OEMs as opposed to individually supplying parts on a contract basis. Harvard may also make selected acquisitions to broaden its product offerings, technological capabilities and customer base, or to increase its distribution channels.

ASSET SALES

     In November 1997, the Company sold the Materials Handling division of Kingston-Warren for approximately $18 million in cash. Between January 1998 and March 1998, Harvard sold the land, building and certain other fixed assets of its Harvard Interiors division in St. Louis, Missouri for approximately $4.1 million. In April 1998 Harvard divested certain tooling assets associated with the underperforming mirrors business of its

Harman Automotive, Inc. subsidiary ("Harman") for approximately $0.8 million. In June 1998, Harvard sold its Elastic Stop Nut Division ("ESNA") facility in New Jersey, for approximately $1.9 million. In September 1998, the Company sold, at auction, certain assets of Harman for approximately $2 million and sold substantially all of the assets and assigned certain liabilities of its wholly owned subsidiary, Doehler-Jarvis Greeneville, Inc., for $10.9 million.

     In January 1999 the Company sold its Tiffin plant of the Hayes-Albion subsidiary for approximately $1.5 million, and between March 1999 and July 1999 sold the land and building and certain machinery and equipment of its wholly owned subsidiary, Doehler-Jarvis Toledo, Inc., for approximately $3.0 million. The operations formerly of the Company's Hayes-Albion Corporation subsidiary at the Snover, Michigan facility were moved to other locations and the Snover facility is currently for sale. In August 1999 the Company ceased production at the Ripley, Tennessee facility of Hayes-Albion Corporation, and is pursuing a sale as a result of its changed market outlook for magnesium products.

     On September 30, 1999, Kingston-Warren, a wholly-owned subsidiary of Harvard, completed its sale of substantially all of its assets and the assignment of certain liabilities to KWC Acquisition Corp., a subsidiary of Hutchinson, S.A., a French corporation, for $115 million, less certain adjustments.

     The table below lists those assets that have been or will be sold as part of the Company's asset disposition plan:

                                 ASSETS SOLD OR TO BE SOLD                                    MONTH/YEAR
-------------------------------------------------------------------------------------------   ----------
Sevierville, TN facility (Harman Automotive)...............................................   Aug-97
King-Way Assets (Material Handling Division of Kingston-Warren)............................   Nov-97
St. Louis Facility (Harvard Interiors).....................................................   Jan-98
Certain assets of Furniture Business (Harvard Interiors)...................................   Mar-98
Tooling for Automotive Component Parts (Harman Automotive).................................   Apr-98
Union, NJ, Facility (Speciality Fastener Division ("ESNA"))................................   Jun-98
Remaining assets of Furniture Business (Harvard Interiors).................................   Jun-98
Tooling and Equipment for Automotive Component Parts (Toledo)..............................   Aug-98
Greeneville, TN Plant (Doehler-Jarvis).....................................................   Sep-98
Bolivar, TN fixed assets (Harman Automotive)...............................................   Sep-98
Tiffin, OH--land, building and equipment (Hayes-Albion)....................................   Jan-99
Toledo, OH--equipment (Doehler-Jarvis).....................................................   Mar-99
Toledo, OH--land and building (Doehler-Jarvis).............................................   Jul-99
Kingston-Warren Corporation (substantially all assets).....................................   Sep-99
Snover, MI (land, building)................................................................   Pending
Ripley, TN (building and equipment)........................................................   Pending
Salem, SC (building).......................................................................   Pending
Farmington Hills, MI (building)............................................................   Pending

SUBSIDIARIES

     POTTSTOWN PRECISION CASTING ("Pottstown") (formerly Doehler-Jarvis Pottstown, Inc.)

     Acquired by Harvard in July 1995 for $218 million, Doehler-Jarvis has been in operation since 1907. Doehler-Jarvis specialized in complex, high volume aluminum castings primarily for use in the automotive industry. Although Doehler-Jarvis through its subsidiaries historically operated three plants (Toledo, Ohio; Pottstown, Pennsylvania; and Greeneville, Tennessee), only the Pottstown plant remains in operation following Harvard's emergence from Chapter 11, and the subsidiary has been renamed Pottstown Precision Casting, Inc. Pottstown's primary customers are Ford and General Motors. At
September 30, 1999, the Pottstown plant employed approximately 400 persons.

     The Pottstown plant specializes in medium size aluminum die castings and complements its casting capabilities with precision machining. It is an independent supplier of parts cast with 390 aluminum alloy (a heat-resistant and durable alloy) in North America, supplying heavy duty internal transmission and air compressor castings. Pottstown smelts an average of 165,000 pounds of 390 aluminum alloy per day (60% capacity), and approximately 110,000 pounds of other alloys per day. Pottstown has over 40 casting machines to focus on small to medium sized parts.

     Pottstown makes products which are supplied to General Motors, Ford, and Simpson Industries, among others. The following table represents a product summary.

        CUSTOMER                        PRODUCT                      PLATFORM
------------------------        ------------------------        -------------------
General Motors                  Engine Bed Plate                Passenger Cars

General Motors                  Input Housing                   Light Trucks

Simpson Industries              V6 Cylinder Head                Various Vehicles

General Motors                  Pump Cover 4-L60                All Vehicles

Ford                            Oil Pump Body                   Various Vehicles

Ford                            Stator (Transmission)           Passenger Cars

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

     HAYES-ALBION CORPORATION ("Hayes-Albion")

     Hayes-Albion Corporation was purchased by Harvard in 1986 and has conducted business since 1888 as a supplier of cast and machined parts to the automotive, farm equipment and general industrial markets. Historically, Hayes-Albion has operated six plants, but has sold its Tiffin Ohio plant and has closed its Ripley, Tennessee plant. Hayes-Abion's four remaining manufacturing facilities located in Albion, and Jackson, Michigan; Bridgeton, Missouri; and Rock Valley, Iowa occupy approximately 890,000 square feet and at September 30, 1999, employed approximately 1,200 persons. Hayes-Albion's primary customers are Ford, General Motors and Caterpillar.

     Hayes-Albion's products consist of ferrous and non-ferrous castings, fans and machined shafts. Ferrous castings are made from iron or steel, while non-ferrous castings are made from other components such as aluminum or zinc. Products made from ferrous castings include transmission parts, universal joint yokes, rear axle housings and suspension parts. Products made from aluminum and zinc castings include valve train covers, engine covers, suspension parts and steering columns supports, and are manufactured for the automotive, transportation, construction and machinery industries. Machined shafts are used in transmissions, generators, starters, alternators and are manufactured for the automotive, transportation, construction and machinery industries.

     The following table represents a product summary of Hayes-Albion.

        CUSTOMER                        PRODUCT                        PLATFORM
------------------------        -----------------------        ------------------------
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

Ford(1)                         Gear Cases                     F250 and F350 Trucks

General Motors(1)               Engine Fans                    Blazer and Jimmy Trucks

GM-Delco(1)                     Shafts                         Various Cars & Trucks

Caterpillar(1)                  Various Components             Engine Applications

------------------

(1) Future Booked Business.

     Hayes-Albion utilizes a technology driven approach to manufacturing which employs computer modeling. Their manufacturing processes include centerless grinding, CNC machining, heat treating, broaching, vibratory deburring and parts washing and testing. Hayes-Albion's arc and coreless induction furnaces melt over 800 tons of iron daily. Heat treating capacity exceeds 100 tons per day and Hayes-Albion can produce a broad range of castings from under two pounds to 150 pounds.

     Hayes-Albion's primary competitors include Intermet, Grede, Schwitzer, Lunt and Racine.

     TRIM TRENDS, DIVISION OF HAYES-ALBION CORPORATION ("Trim Trends")

     Trim Trends, acquired as a wholly owned subsidiary by the Company in February of 1986 and merged into Hayes-Albion Corporation in 1994, has conducted business since 1948 primarily in functional and decorative metal stampings for automotive applications. Trim Trends operates from four plants covering 467,000 square feet: Deckerville, Michigan; Bryan and Spencerville, Ohio; and Dundalk, Ontario. In September 1998, the Company announced the consolidation of its Snover, Michigan operation into the Deckerville, Michigan facility with certain production equipment moved to Spencerville, Ohio, and Dundalk, Ontario. At September 30, 1999, Trim Trends employed approximately 700 persons.

     Trim Trends manufactures specialty metal products from roll formed and stamped fabrication for the North American OEM market. In addition to the U.S. automakers, Trim Trends sells its products to Navistar, Lear Corporation, Mitsubishi and Honda. Trim Trends has capabilities in roll forming, stretch bending, general metal assembly technology and design and engineering. Trim Trends received an award from General Motors to supply a door component for its GM 200 platform. Trim Trends products are primarily sold to automotive OEMs and automotive seating manufacturers. Primary customers include Ford, Chrysler, General Motors, Lear Corporation and Navistar. The following table represents a product summary:

        CUSTOMER                        PRODUCT                    PLATFORM
------------------------        -----------------------        -----------------
Chrysler                        Door Frames                    Mini Vans

Chrysler                        Various Stampings              Intrepid & LHS

Chrysler                        Roll Formed H.S.S.             Intrepid & LHS

General Motors                  Door Beams                     All Light Trucks

General Motors                  Door Beams                     Cadillac DeVille

General Motors                  Door Tracks                    Mini Van

General Motors(1)               Door Beams                     Mini Van

General Motors(1)               Cross Member                   Cadillac DeVille

Mitsubishi(1)                   Delta Sash                     Galant

Mitsubishi(1)                   Division Post Assembly         Galant

Magna(1)                        Cross Member                   Chrysler Van

Magna(1)                        Drip Rail                      Chrysler Van

Lear Corporation                Seat Reinforcement             Ford Van

------------------
(1) Future Booked Business.

     Trim Trends' four plants form a single source for specialized and compatible metal fabricating. The processes include: roll forming, stretch bending, stamping, various assembly functions, machining, welding, and fabrication. On-site equipment consists of over 200 presses, ranging in size up to 1,600 tons. Trim Trends utilizes statistical process controls to ensure consistently high quality, reduce failure costs and maintain the dynamics for constant product and process improvement.

RELIANCE ON MAJOR CUSTOMERS

     Of the Company's consolidated net sales for fiscal year 1999, approximately 48%, 25%, and 9% were attributable to General Motors, Ford and Chrysler respectively (27%, 34% and 12%, respectively, excluding Kingston-Warren). Although the Company has purchase orders from many of its customers, such purchase orders generally provide for supplying the customer's annual requirements for a particular model or assembly plant, renewable on a year-to-year basis, rather than for manufacturing a specific quantity of products. The loss of any one of its major customers or a significant decrease in demand for certain key models or a group of related models sold by any of its major customers could have a material adverse effect on the Company.

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

COMPETITION

  Overview

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

     The Company's ability to compete in such a competitive environment will be dependent upon, among other things, its ability to make major capital expenditures over the next several years in order to service existing business, enter new markets and remain competitive in certain markets. The Company had capital expenditures of approximately $15.9 million in 1999 and forecasts capital spending to be approximately $16.5 million in 2000. Through 2003 (inclusive of 1999), the Company expects to spend approximately $77 million in capital expenditures. There can be no assurance that there will be sufficient internally generated cash or available acceptable external financing available to make the necessary capital expenditures for a sufficient period of time.

  Risks Inherent in the Automotive Industry

     A significant portion of the Company's sales are made to customers in the automobile and light truck manufacturing industry. Demand for certain of its products is affected by, among other things, the relative strength or weakness of the North American automobile and light truck manufacturing industry and events, such as regulatory requirements, trade agreements and labor disputes.

     In addition, automotive sales and production are cyclical and somewhat seasonal and can be affected by the strength of a country's general economy. A decline in automotive production and sales would likely affect not only the sales of components, tools and services to vehicle manufacturers and their dealerships, but also the sales of component, tools, and services to aftermarket customers. Such a decline in sales and production could result in a decline in the Company's results of operations or a deterioration in the Company's financial condition. If demand changes and the Company fails to respond accordingly, its results of operations could be adversely affected in any given quarter. (See "Business--Industry Overview.")

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

EMPLOYEES

     At September 30, 1999, Harvard had approximately 2,500 employees, a decrease of approximately 1,900 employees from September 30, 1998 resulting from the wind-down and/or divestiture of several operating facilities as discussed elsewhere herein. Approximately 62% of Harvard's employees as of September 30, 1999 were covered by collective bargaining agreements negotiated with 9 locals of 6 unions (collectively, the "Unions"). These contracts expire at various times through the year 2003. Discussions with various Unions regarding new labor agreements or extensions of existing contracts are presently under way. The following table outlines the labor agreement expiration dates at each of Harvard's plants.

         PLANT                           UNION                 DATE OF EXPIRATION
------------------------          -------------------          ------------------
Albion                            UAW                                3/22/02

Jackson                           UAW                                7/17/02

St. Louis                         IAM                                5/01/00

Spencerville                      UAW                                4/30/02

Bryan                             Paper-Workers                      6/01/03

Dundalk/Canada                    USWA                               6/27/02

Arnold                            Painters                           3/13/01

Transportation                    Teamsters                          3/31/00

Pottstown                         Master + Local UAW                 1/31/00

     The Company expects that all of the collective bargaining agreements will be extended or renegotiated in the ordinary course of business. As a result of such renegotiations, the Company expects that its labor and fringe benefit costs will increase in the future. The Company does not believe that the impact of these increases will materially adversely affect the financial position or results of operations of the Company. The Company has never experienced any work stoppages at its facilities and has been able to extend or renegotiate its various collective bargaining agreements without disrupting production.

SOURCES AND AVAILABILITY OF RAW MATERIALS

     The raw materials required by the Company are obtained from regular commercial sources of supply and, in most cases, from multiple sources. Under normal conditions, there is no difficulty in obtaining adequate raw material requirements at competitive prices, and no shortages have been experienced by the Company. Major raw materials purchased by Harvard include aluminum, energy, steel, and paint. The Company considers its major raw material suppliers to include: Hayes-Albion: Consumer's Power, Jackson Iron and Metal and Superior Aluminum; and Trim Trends: Chrysler. These suppliers furnish energy and steel to such subsidiaries. Pottstown is not dependent on any individual supplier. Its principal raw material is aluminum, which is purchased from multiple suppliers. Captive aluminum processing operations enable Pottstown to purchase less costly scrap aluminum and non-certified aluminum ingot and to refine the metal to the required certified specifications. Harvard's purchase orders with its OEM customers provide for price adjustments related to changes in the cost of certain materials.

     The Company's top ten suppliers in 1999 for continuing businesses were:

                         DOLLARS/YEAR
                         (APPROXIMATE)                                 HARVARD
      SUPPLIER           (IN THOUSANDS)        PRODUCT                DIVISION
---------------------    --------------     -------------    ---------------------------
Chrysler                    $ 10,000        Steel Coil            Trim Trends Div.

Consumer Energy                8,150        Gas/Electric            Hayes-Albion

Jackson Iron & Metal           6,700        Steel Scrap             Hayes-Albion

Service Aluminum               5,500        Aluminum              Hayes-Albion and
                                                                 Pottstown Precision
                                                                      Castings

Superior Aluminum              4,900        Aluminum                Hayes-Albion

Allied Chucker                 4,800        Machining               Hayes-Albion

Asian Metals                   4,600        Magnesium               Hayes-Albion

Steel Technologies             4,500        Steel Coil               Trim Trends

Kenwal Steel                   2,700        Aluminum                 Trim Trends

Stanton Moss, Inc.             2,600        Aluminum                Hayes-Albion

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

ITEM 2. PROPERTIES

FACILITIES

     The Company maintains its principal executive offices in leased space in Lebanon, New Jersey. The principal properties of the Company include its production facilities, all of which are owned by the Company and its subsidiaries, except for the real property in Ripley, Tennessee. The Company also leases certain warehouse and distribution facilities and regional sales offices that are not included among the Company's principal properties. None of the leases is material to the Company's business as a whole, or provides any unique advantage. Capacity at any plant depends, among other things, on the product mix, the processes and equipment used and tooling. While capacity varies periodically as a result of customer demand, the Company currently estimates that its automotive business plants generally operate between 60% and 100% of capacity on a five-day per week basis.

     The following table sets forth certain information with respect to the Company's principal properties:

   SUBSIDIARY OR
      DIVISION                LOCATION                      TYPE OF FACILITY                SQUARE FEET
--------------------    ---------------------    ---------------------------------------    -----------
Harvard Industries      Farmington Hills, MI     Administrative offices(1)                     70,000

Harman                  Bolivar, TN              Mfg. plant, office                           294,400
                                                 and warehouse(1)(2)

Hayes-Albion            Albion, MI               Mfg. plant                                   458,300

Hayes-Albion            Bridgeton, MO            Mfg. plant                                   128,300

Hayes-Albion            Jackson, MI              Mfg. plant                                   218,600

Hayes-Albion            Rock Valley, IA          Mfg. plant                                    86,000

Hayes-Albion            Ripley, TN               Mfg. plant(1)(3)                             100,000

Trim Trends Div.        Deckerville, MI          Mfg. plant                                    74,900

Trim Trends Div.        Snover, MI               Mfg. plant(1)(2)                              75,500

Trim Trends, Canada     Dundalk, ON, Canada      Mfg. plant                                    80,000

Trim Trends Div.        Bryan, OH                Mfg. plant                                   141,500

Trim Trends Div.        Spencerville, OH         Mfg. plant                                   159,000

Pottstown               Pottstown, PA            Mfg. Plant                                   470,000
  Precision Casting

Harvard Industries      Arnold, MO               Mfg. plant                                    31,400

Harvard Industries      Salem, SC                Mfg. plant(1)(2)                              51,000

------------------
(1) Facility is currently for sale.
(2) Idle.
(3) Facility shut down in August, 1999.

ITEM 3. LEGAL PROCEEDINGS

     On three separate occasions in fiscal 1994, the Company became aware that certain products of its ESNA division were not manufactured and/or tested in accordance with required specifications at its Union, New Jersey and/or Pocahontas, Arkansas facility. These fastener products were sold to the United States Government and other customers for application in the construction of aircraft engines and airframes. In connection therewith, the Company notified the Department of Defense Office of Inspector General ("DOD/OIG") and, upon request, was admitted into the Voluntary Disclosure Program of the Department of Defense (the "ESNA matter"). The Company settled this matter for $475,000 in May of 1999.

     In June 1995, a group of former employees of the Company's subsidiary, Harman Automotive-Puerto Rico, Inc., commenced an action against the Company and individual members of management in the Superior Court of the Commonwealth of Puerto Rico seeking approximately $48 million in monetary damages and unearned wages relating to the closure by the Company of the Vega Alta, Puerto Rico plant previously operated by such subsidiary. Claims made by the plaintiffs in such action include the following allegations: (i) such employees were discriminated against on the basis of national origin in violation of the laws of Puerto Rico in connection with the plant closure and that, as a result thereof, the Company is alleged to be obligated to pay unearned wages until reinstatement occurs, or in lieu thereof, damages, including damages for mental pain and anguish; (ii) during the years of service, plaintiffs were provided with a one-half hour unpaid meal break, which is alleged to violate the laws of Puerto Rico, providing for a one-hour unpaid meal break and demand to be paid damages and penalties and request seniority which they claim was suspended without jurisdiction; and (iii) plaintiffs were paid pursuant to a severance formula that was not in accordance with the laws of Puerto Rico, which payments were conditioned upon the plaintiffs executing releases in favor of the Company, and that, as a result thereof, they allege that they were discharged without just cause and are entitled to a statutory severance formula. Any recovery is payable in common stock of the Company.

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

     On June 23, 1999, John C. Gilbert, Eugene Appling, Robert A. LaClair, John
E. Malkulan, Christiane J. Myers, Kenneth McKnight, Thomas F. Klejta, and Fern
M. Yerger, on behalf of themselves and a class of persons similarly situated filed an action against the Companies in the United States District Court for the Northern District of Ohio seeking a declaration that the termination of insurance benefits violates ERISA and the Labor Management Relations Act ("LMRA") and seeking unspecified damages resulting from the anticipated termination of benefits. The Companies filed a motion to transfer the Ohio action to Pennsylvania because the Pennsylvania action was the first filed action and is the more convenient forum for the resolution of the issues. The United States District Court for the Eastern District of Pennsylvania dismissed the Pennsylvania action finding that the United States District Court for the Northern District of Ohio was a more appropriate venue. The motion by the Companies to dismiss the Ohio action was denied and the Companies are vigorously defending the action in Ohio. Based on information currently available, management of the Company believes, after consultation with legal counsel, that the result of such claims and litigation will not have a material adverse effect on the financial position or results of operations of the Company.

     The Company is a party to various claims and routine litigation arising in the normal course of its business. Obligations of the Company in respect of litigation arising out of activities prior to the Petition Date, if allowed by the Court, are payable in common stock of the Company, and will be discharged in accordance with the Plan of Reorganization. Based on information currently available, management of the Company believes, after consultation with legal counsel, that the result of such claims and litigation, will not have a material adverse effect on the financial position or results of operations of the Company.

ENVIRONMENTAL MATTERS

     The Company is subject to various foreign, federal, state and local environmental laws and regulations, including those relating to air emissions, wastewater discharges, the handling and disposal of solid and hazardous wastes and the remediation of contamination associated with the use and disposal of hazardous substances. Certain subsidiaries of the Company have received information requests or have been named potentially responsible parties ("PRPs") by the United States Environmental Protection Agency ("EPA"), state environmental agencies, or PRP groups under the Comprehensive Environmental Response, CERCLA or analogous state laws with respect to approximately 25 sites. As discussed below, any potential claims related to sites which are not owned properties are payable in common stock of the Company and will be discharged as a result of Harvard's Chapter 11 case. Given the Company's historic operations involving the use and disposal of hazardous substances, additional environmental issues may arise in the future the precise nature and magnitude of which the Company cannot predict.

     A number of governmental agencies, PRP groups, and individual claimants have filed proofs of claim against certain of the Company's subsidiaries with respect to liabilities relating to environmental matters, including liabilities arising under the Federal Water Pollution Control Act, 33 U.S.C. Section Section 1251 et seq., ("Clean Water Act"), and the Clear Air Act, ("CERCLA") and analogous state laws (collectively, the "Environmental Claims"). The Company believes that the aggregate costs of resolving such Environmental Claims will in all likelihood not exceed $7 million. This estimate reflects a number of factors which may influence the ultimate outcome of the claims resolution process, such as the amount of such claims paid in cash, the assertion of factual or legal defenses to certain claims and the willingness of certain claimants to compromise their claims. The potentially significant Environmental Claims presently asserted against the Company and its subsidiaries and the proposed treatment of all Environmental Claims are as follows:

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

     Motorola, West Company and Harman completed construction of the OUI remedy pursuant to a cost-sharing arrangement. In June 1995, the parties agreed that the total amount due from Harman to West Company and Motorola was $557,297 payable in twenty equal quarterly installments. Payments were suspended due to the Chapter 11 Case. West Company and Motorola have each made claims for $139,324 for the remaining costs due pursuant to the cost-sharing arrangement for construction of the OUI. Such claims have been allowed under the Plan of Reorganization and will be discharged upon the receipt by West Company and Motorola of the Company's common stock in respect of such allowed claims.

     As to Harman's share of all other costs, pursuant to a Settlement Agreement, dated June 30, 1993, Harman, Motorola and West Company each agreed to pay General Electric the sum of $800,000 in return for General Electric's and Unisys' agreement to assume liability for, and indemnify and hold Harman and the others harmless against, the EPA's cost recovery claim, to undertake operation and maintenance of the OUI cleanup system and to construct, operate and maintain any other proposed system that may be required by the EPA under OUI, and to conduct any further work concerning further phases of work at the Vega Alta Site. Harman, West Company and Motorola retained liability for any cleanup activities that may in the future be required by EPA at their respective facilities due to their own actions, for toxic tort claims and for natural resource damage claims. Harman's settlement payment to General Electric was being made in 20 equal quarterly installments that commenced in January 1995 with 9% interest per annum. As a result of Harman's bankruptcy filing in May 1997, such payments were suspended. General Electric made a claim in the Chapter 11 Cases for the remaining amount which General Electric believes is owed pursuant to the Settlement Agreement. On December 29, 1998, the Bankruptcy Court approved the Company's Assumption and Modification of the Settlement Agreement whereby the Company is to pay General Electric a total of $300,000 in cash in settlement of its claims in installments of $100,000. As of December 23, 1999 two installments totaling $200,000 have been made and the final installment is to be made in July 2000.

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

     On December 28, 1989, EPA issued a unilateral administrative order pursuant to Section 106 of CERCLA, to Harvard and ARCO for implementation of the remedy at the Alsco-Anaconda Superfund Site. Litigation between Harvard and ARCO subsequently commenced in the United States District Court for the Northern District of Ohio regarding allocation of response costs. Pursuant to a Settlement Agreement, dated January 16, 1995, Harvard agreed to pay ARCO $6.25 million (as its share of up to $25 million of the cleanup and environmental costs at the Alsco-Anaconda Superfund Site) in twenty equal quarterly installments with accrued interest at the rate of 9% per annum, of which nine installments were paid through May 7, 1997. In return, ARCO assumed responsibility for cleanup activities at the site and agreed to indemnify Harvard against any environmental claims below the cap. If cleanup costs should exceed $25 million the parties will be in the same position as if the litigation was not settled. Based on information provided by ARCO, Harvard believes that ARCO has completed 100% of the cleanup of the 4.8-acre National Priorities List site and 80% of the cleanup of the property adjacent to the National Priorities List site. Total costs are expected to be in the range of $19 million. Due to the Chapter 11 Cases, payments to ARCO, pursuant to the Settlement Agreement, have been suspended. ARCO Environmental Remediation, LLC, ARCO's successor, made a claim in the Chapter 11 Cases for all amounts that ARCO is owed under the Settlement Agreement or, in the alternative, for all amounts that ARCO has expended or may expend for cleanup of the site. The Company agreed to assume the Settlement Agreement with the modification that the Company will pay ARCO $575,000 in cash in full satisfaction of its claim. This payment was made in December, 1998.

     Town of Newmarket, New Hampshire. Kingston-Warren allegedly disposed of waste at the Newmarket Landfill in New Hampshire from 1952-1975. After the State of New Hampshire ordered the Town of Newmarket (the "Town") to close the landfill, the Town sought contribution for cleanup costs from Kingston-Warren and other local manufacturers. The Town completed closure of the landfill in 1996. Pursuant to a Settlement Agreement between Harvard, Kingston-Warren, and the Town as subsequently amended, Harvard made a lump sum payment of $480,000 cash to the Town to satisfy its outstanding cleanup liability. No further sums are due from Harvard and Kingston-Warren unless there is a catastrophic failure of the geomembrane landfill covering. In the event of a catastrophic failure, Harvard and Kingston-Warren may be called upon to contribute further, based on a task-by-task maximum allocation. Based on the recent accounting provided by the Town, Kingston-Warren's future potential liability is presently capped at a maximum amount of approximately $655,000. The Town is required to pursue all other PRPs before seeking further payments from Harvard and Kingston-Warren. In addition, the Town is required to indemnify Harvard and Kingston-Warren from all claims and costs relating to the landfill. The Town made a contingent claim in the Chapter 11 Cases in the event there is a catastrophic failure of the landfill's geomembrane cap. The Company has assumed the Settlement Agreement but does not expect to pay any further costs because a catastrophic failure of the landfill covering is highly unlikely.

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

     Air Emissions at Tiffin, Ohio Facility. On July 2, 1998, the State of Ohio filed a two count complaint against Harvard and Hayes-Albion in state court (the "Complaint") seeking civil penalties and injunctive relief for alleged violations of air emissions regulations at Hayes-Albion's Tiffin, Ohio facility from March 1990 to the present. The Complaint seeks civil penalties in the amount of $25,000 per day per violation from March 1990 to the present. Hayes-Albion disputes Ohio's method of calculating the allowable emission rate for the four induction furnaces upon which the State of Ohio bases its allegations in the Complaint, and believes that, using the proper method of calculation, the facility should have no liability. The State of Ohio filed a claim against Harvard and against Hayes-Albion in the Chapter 11 Cases for penalties related to the alleged air violations in the amount of $1,315,000. The Bankruptcy Court approved the Harvard and Hayes-Albion settlement with the State of Ohio by the entry of a consent decree dated December 23, 1998. Under the settlement the Company paid Ohio a civil penalty of $205,857.

     PJP Landfill Site. Pursuant to a 1985 Asset Purchase Agreement, Harvard acquired certain assets of the Elastic Stop Nut Division ("ESNA") from the Amerace Corporation ("Amerace") and agreed to indemnify Amerace for certain environmental liabilities related to the purchased assets. Although ESNA had facilities in several locations, including Union and Elizabeth, New Jersey, Harvard purchased only the Union Facility. In

1992, the New Jersey Department of Environmental Protection ("NJDEP") filed a complaint in the Superior Court of New Jersey seeking cleanup costs against a number of PRPs, including Amerace, which allegedly sent waste to the PJP Landfill in New Jersey. Amerace is one of 57 defendants who signed an Administrative Consent Order, dated June 2, 1997, with NJEDP agreeing to perform and fund the future remedy at the PJP Landfill. The NJDEP made a claim in the Chapter 11 Cases for past and future response costs relating to the PJP Landfill. Amerace also asserted a claim in the Chapter 11 Cases that it is entitled to indemnification from Harvard pursuant to the 1985 Asset Purchase Agreement for response costs it incurs in connection with the PJP Landfill. The NJDEP has provided notice to Harvard that it has withdrawn its claim. Harvard objected to Amerace's claim. Any recovery by Amerace will be paid in common stock of the Company and the liability will be discharged.

     Stratford Industrial Park Facility. Hayes-Albion operated a facility at the Stratford Industrial Park in Forsyth County, North Carolina from 1968 until 1982, when the facility and assets were sold to Sonoco Products Company ("Sonoco Products"). The North Carolina Department of Environment and Natural Resources ("NCDENR") made a claim in the Chapter 11 Cases that Hayes-Albion may be responsible for possible soil contamination in connection with the removal of a 20,000-gallon underground storage tank in 1984 at the facility. According to the NCDENR, there is no evidence of confirmation sampling to ensure that all contamination was removed at the time of the removal of the underground storage tank and therefore the site may be contaminated. Believing that Sonoco Products is solely responsible for all matters related to the operation and closure of the tank, Hayes-Albion objected to the claim. The parties agreed to settle the matter for $29,000 payable in common stock of the Company.

     Pottstown Precision Casting, Inc. The Pennsylvania Department of Environmental Protection ("PADEP") has filed a claim in the Chapter 11 Cases for $125,000 which is a payment owed under a consent decree between Doehler-Jarvis and PADEP entered April 17, 1997. The payment, a civil penalty for Clean Water Act violations at the Pottstown Precision Casting, Inc., Pennsylvania facility, was allowed by order of the Bankruptcy Court, as an unsecured claim under the Plan of Reorganization, payable in common stock of the Company.

OTHER

     Vega Alta Toxic Tort. In October 1997, several property owners in Puerto Rico filed an action against Harvard, Harman, General Electric, West Company, Motorola, Unisys, and the EPA in the U.S. District Court for the District of Puerto Rico seeking to recover costs and property damage arising from contamination of the groundwater in Vega Alta, Puerto Rico. The complaint alleges that damages exceed $50 million. Although Harvard and Harman were named defendants in this action, neither entity was served. A claim, however, was filed in the Chapter 11 Cases by the property owner plaintiffs for environmental and property damage associated with the Vega Alta groundwater contamination. That claim has been resolved and the settlement for $150,000 in cash has been approved by the Bankruptcy Court. The final payment was made in December 1999.

     In addition, Unisys, on its own behalf and on behalf of Owens-Illinois de Puerto Rico, has asserted several claims in the Chapter 11 Cases against Harman and Harvard for contribution in the event Unisys is held liable to (i) the property owner plaintiffs in the Vega Alta toxic tort, (ii) Owens-Illinois de Puerto Rico in its threatened claim related to groundwater contamination in Vega Alta, and (iii) any other third party to whom Unisys may be held liable in connection with groundwater contamination at the Vega Alta Superfund Site. All such claims were disallowed by order of the Bankruptcy Court.

TREATMENT OF ENVIRONMENTAL MATTERS UNDER PLAN

     Other than the executory contracts listed below, the Company believes that, except as provided below, none of the outstanding Consent Decrees and Settlement Agreements which were entered into prior to the Petition Date of the Chapter 11 Cases by the Company or any of its subsidiaries relating to environmental matters constitutes executory contracts subject to assumption or rejection. The Company and its subsidiaries assumed the Settlement Agreement with the Town of Newmarket (dated July 8, 1992, as amended March 11, 1997) and certain modifications the following contracts: (1) the GE Vega Alta Settlement Agreement, and (2) the ARCO Alsco-Anaconda Settlement Agreement. All monetary obligations arising out of the Consent Decrees and

Settlement Agreements (other than those listed above as being assumed) are payable in common stock of the Company and discharged under the Plan.

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

     The table below sets forth the high and low bid quotations for the Company's Old Common Stock from October 1, 1997 through November 24, 1998 and the high and low market prices for the Company's new stock from November 25, 1998 through September 30, 1999. The bid prices, which were obtained from NASDAQ Trading and Market Services, represent prices between dealers without adjustment for retail mark-ups, mark-downs or commissions and may not represent actual transactions. The New Common Stock prices are market quotations.

                          COMMON STOCK PRICE RANGE(1)

FISCAL YEAR END                                                                                 HIGH        LOW
--------------------------------------------------------------------------------------------   -------    -------
September 30, 1999:
First Quarter:
  October 1--November 24, 1998 ("Old Stock")................................................   $  0.75    $  0.00
  November 25--December 31, 1998 ("New Stock")..............................................   $  8.00    $  7.25
Second Quarter ("New Stock")................................................................   $  8.00    $ 6.875
Third Quarter ("New Stock").................................................................   $ 9.375    $  7.00
Fourth Quarter ("New Stock")................................................................   $ 9.312    $  6.00

September 30, 1998: ("Old Stock"):
  First Quarter.............................................................................   $ 1.375    $ 0.375
  Second Quarter............................................................................   $1.0625    $   0.5
  Third Quarter.............................................................................   $  0.75    $   0.5
  Fourth Quarter............................................................................   $  0.75    $  0.25

------------------
(1) Reflects prices on the NASDAQ National Market after November 24, 1998, and on the Over the Counter Bulletin Board of NASDAQ before November 24, 1998.

     On December 23, 1999, the closing price for the Company's New Common Stock was $7.00. There were approximately 1,660 holders of record.

     The Company has paid no cash dividends in its last two fiscal years. The Company was restricted under the terms of its borrowings, including its debt instruments from paying cash dividends on its Old Common Stock.

     The Company has paid no cash dividends on its New Common Stock since issuing the first shares November 24, 1998 and does not expect to pay cash dividends on its New Common Stock for the foreseeable future. Moreover, the Company is restricted under the terms of the new $50,000,000 revolving credit facility, from paying cash dividends on its New Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents selected consolidated historical financial data for the Company as of the dates and for the fiscal periods indicated. The selected financial data for each of the periods ended September 30, 1995 through September 30, 1999, has been derived from the Consolidated Financial Statements of the Company for the applicable periods. From May 8, 1997 through November 23, 1998, the Company was operating under Chapter 11, which afforded the Company protection from the claims of its creditors and caused the Company to incur certain bankruptcy-related expenses including legal fees, financial advisory fees, investment banking fees and independent auditor fees. As a result of the fact that the Company has emerged from Chapter 11 and the prospective effect of Fresh Start Reporting, the Company does not believe that its historical results of operations are necessarily indicative of its results of operations as an ongoing entity following its emergence on November 24, 1998 from Bankruptcy Reorganization. Accordingly, the results of operations for the ten months ended September 30, 1999 have been segregated by a black line from pre-confirmation periods. The following information should be read in conjunction with and is qualified by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in this Form 10-K.

                                                                                    YEAR ENDED SEPTEMBER 30,
                                TEN MONTHS ENDED     TWO MONTHS ENDED   -------------------------------------------------
       ($ IN THOUSANDS)         SEPTEMBER 30, 1999   NOVEMBER 29, 1998     1998         1997         1996       1995(1)
------------------------------- ------------------   -----------------  ----------   ----------   ----------   ----------
STATEMENT OF OPERATIONS DATA:
  Sales........................     $  406,081          $    89,050     $  690,076   $  810,769   $  824,837   $  631,832
  Cost of sales................        364,747               79,628        656,243      797,774      776,141      557,340
                                    ----------          -----------     ----------   ----------   ----------   ----------
  Gross profit.................         41,334                9,422         33,833       12,995       48,696       74,492
  Selling, general and
    administrative expenses....         34,189                5,151         66,546       45,822       42,858       33,037
  Impairment and restructuring
    charges(3).................         (2,405)                  --         10,842      288,545           --           --
  (Gain) loss on sale of
    operations(4)..............         25,654                   --        (28,673)          --           --           --
  Amortization of intangibles..         52,320                  264          1,584        8,448       15,312        2,986
  Interest expense(2)..........          9,878                1,636         14,231       36,659       47,004       19,579
  Other (income) expense,
    net(5).....................          1,905                  (34)         3,980        5,530        1,538       (1,789)
                                    ----------          -----------     ----------   ----------   ----------   ----------
  Income (loss) from continuing
    operations before
    reorganization items,
    income taxes and
    extraordinary item.........        (80,207)               2,405        (34,677)    (372,009)     (58,016)      20,679
  Reorganization items.........             --               50,384         14,920       16,216           --           --
                                    ----------          -----------     ----------   ----------   ----------   ----------
  Income (loss) from continuing
    operations before income
    taxes and extraordinary
    item.......................        (80,207)             (47,979)       (49,597)    (388,225)     (58,016)      20,679
                                    ----------          -----------     ----------   ----------   ----------   ----------
  Provision for income taxes...            542                  584          6,207        1,204        3,196       11,566
                                    ----------          -----------     ----------   ----------   ----------   ----------
  Loss from discontinued
    operations, net of
    tax(6).....................             --                   --             --           --       (7,500)          --
                                    ----------          -----------     ----------   ----------   ----------   ----------
  Income (loss) before
    extraordinary item.........        (80,749)             (48,563)       (55,804)    (389,429)     (68,712)       9,113
                                    ----------          -----------     ----------   ----------   ----------   ----------
  Extraordinary item(8)........          9,701             (206,363)            --           --           --        2,192
                                    ----------          -----------     ----------   ----------   ----------   ----------
  Net income (loss)............     $  (90,450)         $   157,800     $  (55,804)  $ (389,429)  $  (68,712)  $    6,921
                                    ----------          -----------     ----------   ----------   ----------   ----------
                                    ----------          -----------     ----------   ----------   ----------   ----------
  PIK preferred dividends and
    accretion(7)...............     $       --          $        --     $       --   $   10,142   $   14,844   $   14,809
                                    ----------          -----------     ----------   ----------   ----------   ----------
                                    ----------          -----------     ----------   ----------   ----------   ----------
  Net loss attributable to
    common stockholders........     $  (90,450)         $   157,800     $  (55,804)  $ (399,571)  $  (83,556)  $   (7,888)
                                    ----------          -----------     ----------   ----------   ----------   ----------
                                    ----------          -----------     ----------   ----------   ----------   ----------

                                                                                    YEAR ENDED SEPTEMBER 30,
                                TEN MONTHS ENDED     TWO MONTHS ENDED   -------------------------------------------------
       ($ IN THOUSANDS)         SEPTEMBER 30, 1999   NOVEMBER 29, 1998     1998         1997         1996       1995(1)
------------------------------- ------------------   -----------------  ----------   ----------   ----------   ----------
SHARE DATA:
  Basic and diluted earnings
    per share:
  Income (loss) from continuing
    operations.................     $    (8.98)         $     (6.91)    $    (7.94)  $   (56.91)  $   (10.87)  $    (0.82)
  Loss from discontinued
    operations.................             --                   --             --           --        (1.07)          --
                                    ----------          -----------     ----------   ----------   ----------   ----------
  Extraordinary item...........          (1.08)               29.37             --           --           --        (0.32)
                                    ----------          -----------     ----------   ----------   ----------   ----------
  Net income (loss) per
    share .....................     $   (10.06)         $     22.46     $    (7.94)  $   (56.91)  $   (11.94)  $    (1.14)
                                    ----------          -----------     ----------   ----------   ----------   ----------
                                    ----------          -----------     ----------   ----------   ----------   ----------
  Weighted average number of
    shares and equivalents.....      8,994,900            7,026,437      7,026,437    7,020,692    6,999,279    6,894,093
FINANCIAL RATIOS AND OTHER
  DATA:
  Depreciation and
    amortization...............     $   65,808          $     3,979     $   27,904   $   60,186   $   65,658   $   34,856
  Cash flows (used in) provided
    by continuing operations...          4,327              (17,543)        23,526       11,045       (3,133)      24,305
  Capital expenditures.........         13,074                2,856         24,887       36,572       40,578       22,080
  Cash flows (used in) provided
    by investing activities....        100,787               (2,856)         3,564      (34,156)     (43,001)    (226,023)
  Cash flows (used in) provided
    by financing activities....        (88,288)              13,789        (24,678)      31,216       27,316      161,283
BALANCE SHEET DATA:
  Working capital
    (deficiency)...............        (10,304)                            (90,024)       2,096       (7,158)      19,417
  Total assets.................        337,153                             250,981      307,494      617,705      662,262
  Liabilities subject to
    compromise.................             --                             385,665      397,319           --           --
  DIP credit facilities,
    including current
    portion....................             --                              39,161       87,471           --           --
  Long-term debt, including
    current portion............             --                              25,000       14,087      360,603      324,801
  PIK preferred stock..........             --                             124,637      124,637      114,495       99,651
  Shareholder's equity
    (deficiency)...............         85,075                            (609,230)    (547,128)    (145,724)     (62,206)

------------------
(1) Includes the results of operations of the Doehler-Jarvis Entities from July 28, 1995, the effective date of that acquisition.

(2) Interest expense does not include interest after May 7, 1997 amounting to $13,605 and $35,618 for the years ended September 30, 1997 and 1998 respectively of the Old Senior Notes as all such interest was included as a liability subject to compromise. See Note 1 to the Consolidated Financial Statements.

(3) During 1997, the Company recorded charges for impairment of long-lived assets of the Doehler-Jarvis Entities and at two other plants. During 1998, the Company recorded charges for impairment of long-lived assets of restructuring its Tiffin, Ohio facility and for certain assets relating to a platform that ended earlier than anticipated, and a restructuring charge. During the ten-month period ended September 30, 1999, the Company recorded restructuring charges related to the shut-down of the Ripley, Tennessee facility and reversed previously recorded restructuring charges related to Harman Automotive, Harvard Interiors

                                              (Footnotes continued on next page)

(Footnotes continued from previous page)

    Furniture Division, the Tampa corporate office and the Toledo, Ohio facility. See Note 3 to the Consolidated Financial Statements. No tax benefit is currently available for any of these charges.

(4) In November of 1997, the Company sold Kingston-Warren's Material Handling division resulting in a gain on sale of $11,354. During 1998, there was a gain on sale of $17,319 as a result of the sale of the land, building and certain other assets of the Harvard Interiors' St. Louis, Missouri facility and the transfer of certain assets at the Doehler-Jarvis Toledo, Ohio facility and related lease obligations to a third party and the sale of substantially all of the assets and the assignment of certain liabilities of the Doehler-Jarvis Greeneville Facility. During the ten month period ended September 30, 1999 the Company recorded a loss of $25,654 as a result of the sale of the land, building, and certain other assets of the Toledo, Ohio and Tiffin, Ohio facilities and substantially all of the assets and the assignment of certain liabilities of the Kingston-Warren Subsidiary.

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

(7) PIK Preferred dividends after May 7, 1997 do not include $6,749 and $19,010 of accrued dividends for the years ended September 30, 1997 and 1998, respectively.

(8) The two-month period ended November 29, 1998 includes an extraordinary gain of $206,363 from the forgiveness of debt upon emergence from Chapter 11. The ten-month period ended September 30, 1999 includes an extraordinary loss of $9,701 resulting from the early extinguishment of debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS OF DOLLARS)

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Effective November 24, 1998, the Company emerged from Chapter 11 bankruptcy proceedings and implemented "Fresh Start Reporting" as of November 29, 1998 (its normal interim closing date). Accordingly, all assets and liabilities were restated to reflect their respective fair values. The consolidated financial statements after that date are those of a new reporting entity and are not comparable to the Pre-Confirmation periods. However, for purposes of this discussion, the ten months ended September 30, 1999 (Post-Confirmation) were combined with the two months ended November 29, 1998 (Pre-Confirmation) and then compared to the twelve months ended September 30, 1998. Differences between periods due to "Fresh Start Reporting" adjustments are explained when necessary.

1999 COMPARED TO 1998

     The following table is included solely for use in comparative analysis of the results of operations, and to complement management's discussion and analysis.

                                                                             SEPTEMBER 30,    SEPTEMBER 30,
                                                                                1999             1998
                                                                             -------------    -------------
Sales.....................................................................     $ 495,131        $ 690,076
Cost of sales.............................................................       444,375          656,243
                                                                               ---------        ---------
  Gross profit............................................................        50,756           33,833
Selling, general & administrative.........................................        39,340           66,546
                                                                               ---------        ---------
Operating income (loss)(a)................................................        11,416          (32,713)
Amortization of intangibles...............................................        52,584            1,584
Impairment/restructuring charges..........................................        (2,405)          10,842
Interest expense..........................................................        11,514           14,231
(Gain) loss on sale of operations.........................................        25,654          (28,673)
Other (income) expense....................................................         1,871            3,980
                                                                               ---------        ---------
Income (loss) before income taxes, reorganization items and extraordinary
  items...................................................................       (77,802)         (34,677)
Reorganization items......................................................        50,384           14,920
Provision for taxes.......................................................         1,126            6,207
Extraordinary (gain)......................................................      (196,662)              --
                                                                               ---------        ---------
Net income (loss).........................................................     $  67,350        $ (55,804)
                                                                               ---------        ---------
                                                                               ---------        ---------

------------------
(a) Includes depreciation expense of $16,153 and $24,209 for 1999 and 1998 respectively.

     Sales. Consolidated sales decreased $194,945 from $690,076 to $495,131, or 28.2%. Aggregate sales for the Operations designated for sale or wind down decreased approximately $206,637 from $371,654 to $165,017 as the Company's divestiture program as contemplated under the Company's Plan of Reorganization nears completion and lower sales at Kingston-Warren due to the transition from old to new platforms. The remaining operations sales increased $11,692 from $318,422 to $330,114 as auto and light truck demand remains strong.

     Gross Profit. The consolidated gross profit expressed as a percentage of sales increased from 4.9% to 10.3%, or $16,923. The gross profit for Operations designated for sale or wind-down decreased from $20,481 to $12,181. After adjusting 1999 results for $4,513 of operating losses charged to loss contract reserves established in the fourth quarter of fiscal 1998, reported gross profit in 1999 for operations designated for sale or wind-down would have been $7,668. Gross profit decreased approximately $12,813 primarily due to one-time tooling profits of approximately $1,900 in 1998 that did not recur in 1999, significantly lower volume in 1999 as a result of the Company's divestiture program, accelerated depreciation on long-lived assets at its Ripley, Tennessee facility and higher launch costs during the transition from old to new platforms at Kingston-Warren. The gross profits from the remaining operations increased $25,223 due to lower depreciation expense as a result of the reorganization ($9,100), improved operating efficiencies, strong auto and light truck demand and management's focus on higher margin business.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $66,546 to $39,340 due to reduced staffing and spending levels as a result of the reorganization program implemented by current management, and $16,000 of emergence related payments and deferred compensation arrangements made in 1998.

     Interest Expense. Interest expense decreased from $14,231 to $11,514 due to a lower effective interest rate on post-emergence financing and improved working capital management.

     Amortization of Intangibles. Amortization of intangibles increased from $1,584 to $52,584 as a result of the amortization on the $314,901 reorganization asset, established as part of "Fresh Start Reporting," which is being amortized over five years.

     Restructuring Charges. During 1999, the Company recorded restructuring charges of $1,200 for the shutdown of its Ripley, Tennessee facility. In addition, the Company has reversed to income previously provided restructuring reserves of $3,605 relating to the divestiture program as contemplated under the Company's Plan of

Reorganization, primarily as a result of lower severance and related costs for the Tampa office, Harman Automotive and the Harvard Interiors Furniture Division ($2,300) and lower facility shut-down costs at Toledo ($1,200) due to the sale of that facility. During 1998 the company recorded $5,000 in restructuring charges for shutdown and relocation costs relating to the move of the corporate headquarters from Tampa, Florida to Lebanon, New Jersey and a $5,842 charge for the impairment write-off of certain property, plant and equipment.

     (Gain) loss on Sale of Operation. In 1999 the Company sold substantially all the assets and assigned certain liabilities of it's Kingston-Warren subsidiary resulting in a loss on sale of approximately $27,938 and sold the land building and certain other assets of the Toledo facility for a gain of approximately $2,284. In 1998 the Company recorded a gain on the sale of the Material Handling division of Kingston-Warren of $11,354, a gain on the sale of the land, building and certain other assets of the Harvard Interiors' St. Louis facility of $1,217, a gain of $13,999 on the transfer of certain assets at the Toledo facility and their related lease obligations to a third party and a gain on the sale of certain assets and the assignment of certain liabilities of the Doehler-Jarvis Greeneville subsidiary of $2,103.

     Other Expense, Net. Other expense decreased from $3,980 to $1,871 due to rental and interest income and a favorable legal settlement in 1999 and lower losses on disposal of equipment in 1999 compared to 1998.

     Reorganization Items. During 1999, the Company recognized, as part of "Fresh Start Reporting," charges that aggregated $50,431 for adjustments to reflect all assets and liabilities at their respective fair values. Reorganization charges during 1998 represent mainly professional fees incurred in connection with the bankruptcy proceedings.

     Provision for Income Taxes. The foreign tax provision increased from $485 to $1,126 as a result of increased profitability of the Canadian subsidiary. The domestic tax provision decreased $5,722 as a result of the reorganization of the Company in 1998.

     Extraordinary Items. In November 1998 the Company recorded an extraordinary gain of $206,363 as a result of the forgiveness of debt that resulted from the reorganization of the Company in accordance with "Fresh Start Reporting." In September 1999 the Company recorded an extraordinary loss of $9,701 as a result of the early extinguishment of the $25,000 14 1/2% Senior Secured Notes and the $115,000 Senior Credit Facility.

     Net Income (Loss). The net income increased from $(55,804) to $67,350 for the reasons described above.

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

LIQUIDITY AND CAPITAL RESOURCES

     On a pro-forma basis, the cash flow (usage) for the two months ended November 29, 1998 (pre-confirmation) and the ten months ended September 30, 1999 (post-confirmation) have been combined for purposes of comparison to the year ended September 30, 1998.

     For the year ended September 30, 1999, the Company had net cash usage from operations of $13,216 as compared with cash flow from operations of $23,526 for the year ended September 30, 1998. The 1999 cash flows decreased due to an increase in financing, legal and professional fees and other payments related to the Company's emergence from Chapter 11 proceedings on November 24, 1998. The prior year's results included substantial payments from two major customers to partially defray the cost of shutting down the Toledo, Ohio facility and also working capital reductions at facilities being shutdown. Cash flows generated from the sale of operations of $113,837 and credit facility borrowings were used to pay reorganization items, capital expenditures of $15,930, and ultimately on September 30, 1999, to retire all outstanding borrowings.

     The Company emerged from Chapter 11 on November 24, 1998, repaid the DIP Facility, the Post-Petition Term Loan, and issued $25,000 of Senior Secured Notes and entered into a $115,000 Senior Secured Credit facility. On
September 30, 1999 the Company used part of the proceeds of the sale of the assets of Kingston-Warren to prepay the 14 1/2% Senior Secured Notes and all obligations under the $115 million Senior Secured Credit Facility. The Company then put in place a new $50 million revolving credit facility with GECC. No amounts were drawn down on this facility as of September 30, 1999, except for $9,720 of Letters of Credit. Management anticipates having sufficient liquidity to conduct its activities in fiscal 2000 as a result of the borrowing availability provided by this facility.

     Capital Expenditures. Capital expenditures for property, plant and equipment during 1999 and 1998 were $15,930 and $24,887, respectively, (including capital spending for Kingston-Warren of $5,755 and $14,174 for 1999 and 1998 respectively) principally for machinery and equipment required in the ordinary course of operating the Company's business. The Company is currently projecting to spend approximately $16,500 principally for machinery and equipment in 2000. The projected capital expenditures are required for new business and on-going cost saving programs necessary to maintain competitive position, and the balance for normal replacement. The actual timing of capital expenditures for new business may be impacted by customer delays and acceleration of program launches and the Company's continual review of priority of the timing of capital expenditures.

YEAR 2000 COMPLIANCE

     The Year 2000 issue is the result of many computer programs and imbedded chips being written using two digits rather than four to define the applicable year. Many of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company is subject to various risks associated with the year 2000 impact on information systems and hardware. If not addressed and completed on a timely basis, failure of the Company's computer systems to process Year 2000 related data correctly could have a material adverse effect on the Company's financial condition and results of operations. Failures of this kind could, for example, lead to incomplete or inaccurate accounting, supplier and customer order processing or recording errors in inventories or other assets and the disruption of its manufacturing process as well as transactions with third parties. If not addressed, the potential risks to the Company include financial loss, legal liability and interruption to business.

     The Company has completed its assessment of year 2000 impact on internal information and facilities systems and has successfully installed a new management information system that will allow its critical information systems and technology infrastructure to be Year 2000 compliant before transactions for the year 2000 are expected. Many of the Company's systems include new hardware and packaged software recently purchased from large vendors who have represented that these systems are already Year 2000 compliant. The Company has obtained assurances from vendors that timely updates will be made available to make all remaining purchased software Year 2000 compliant. The Company utilized both internal and external resources to reprogram or replace and test all of its software for Year 2000 compliance. The cost for this project was $14.5 million. The Company spent approximately $7.7 million for Year 2000 compliance in fiscal 1998 and approximately $6.8 million in fiscal 1999.

     However, even if these changes are successful, the Company remains at risk from Year 2000 failures caused by third parties. The Company has surveyed key utilities and suppliers and has resourced most suppliers that had not made commitments to become Year 2000 compliant. Failure by such key utilities or suppliers to complete Year 2000 compliance work in a timely manner could have a material adverse effect on certain of the Company's operations. Examples of problems that could result from the failure by third parties with whom the Company interacts to remediate Year 2000 problems include, in the case of utilities, service failures such as power, telecommunications, elevator operations and loss of security access control and, in the case of suppliers, failures to satisfy orders on a timely basis and to process orders correctly. Additionally, general uncertainty regarding the success of remediation may cause many suppliers to reduce their activities temporarily as they assess and address their Year 2000 efforts in 1999. This could result in a general reduction in available supplies in late 1999 and early 2000. Management cannot predict the magnitude of any such reduction or its impact on the Company's financial results. There can be no assurance that the systems of other companies on which the Company's systems rely will be converted in a timely fashion, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company's consolidated financial statements.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     Derivative Transactions. In June 1999, the Financial Accounting Standards Board agreed to defer for one year the effective date for Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133) which is now required to be adopted in years beginning after June 15, 2000. The SFAS No. 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS No. 133 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

ITEM 7A. MARKET RISK DISCLOSURE

     Harvard Industries, Inc. may be subject to market risk with respect to its credit facility and foreign currency earnings. At the present time the Company has no debt outstanding. However in the event that the Company draws on its credit facility it would be subject to interest rate risk. The Company's revolving credit agreement carries interest rates at prime rate plus 1.25% or LIBOR plus 2.50%. As the prime rate or LIBOR increases, the Company would incur higher relative interest and expense on any outstanding debt and similarly a decrease in the prime rate would reduce relative interest expense. In recent years there have not been significant fluctuations in the prime rate. Trim Trends Canada, Ltd., Company's Canadian subsidiary, conducts its transactions in Canadian currency. During 1999 and 1998 Trim Trends Canada, Ltd.'s sales represented 5% and 3% respectively of the Company's net sales and as a result the impact of market risk on foreign currency transactions is not considered material. These market risks are not considered significant and therefore the Company does not intend to engage in hedging transactions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Item 14.

                                    PART III

     The Company has incorporated by reference certain responses to the items of this Part III pursuant to Rule 12b-23 under the Exchange Act and General Instructions G(3) to Form 10-K. The Company's definitive proxy statement for the annual meeting of stockholders scheduled for March 15, 2000 ("Proxy Statement") will be filed no later than 120 days after September 30, 1999.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF REGISTRANT

     ROGER G. POLLAZZI. Chairman of the Board and Chief Executive Officer since November 24, 1998 Roger G. Pollazzi was elected Chief Operating Officer of the Company in November 1997 and, has been Chairman of the Board and Chief Executive Officer since the effective date. He was associated with Concord Investment Partners, an investment firm headquartered in Concord, Massachusetts, from 1996 to October 1997. From 1992 to 1996, Mr. Pollazzi was Chief Executive Officer and Chairman of Pullman, an automotive parts manufacturer.

     Term of Office: 1 year
     Age: 62

     JON R. BAUER. Director Since December 1998 Jon R. Bauer is a Managing Partner of Contrarian Capital Management, L.L.C., an investment management firm founded in May 1995 and located in Greenwich, Connecticut. He was a Managing Director of the Horizon series of Partnerships from 1986 to 1995.

     Term of Office: 2 years
     Age: 43

     THOMAS R. COCHILL. Director since November 24, 1998 Thomas R. Cochill is a founding partner and serves as CEO of Ingenium, LLC, a crisis and transition management consulting firm. He served as the President, Chief Executive Officer and Chairman of the Board of Webcraft Technologies, Inc. ("Webcraft") from 1992 to 1997. Webcraft specializes in printing of direct mail products, specialized government forms, complex commercial print formats and fragrance samplers. Webcraft emerged from Chapter 11 in 1994. He serves as a member of the Board of Directors of Grand Union Company, a grocery chain in the Northeast United States, U.S. Leather, Inc., a producer of leather and leather products, Golden Books Family Entertainment, Inc., a marketer of children's and family-related media and entertainment products and Goss Graphic Systems, Inc., a manufacturer of printing presses and related equipment worldwide. From 1981 to 1992, Mr. Cochill was the President, member of the Board of Directors, and member of the Executive Committee as well as a minority partner of The Lehigh Press, Inc., a private printing company. Mr. Cochill also served as a Group Business Manager for the Dow Chemical Company from 1969 to 1972.

     Term of Office: 2 years
     Age: 60

     RAYMOND GARFIELD, JR. Director since November 24, 1998 Raymond Garfield, Jr. has been the President of Garfield Corporation, a national real estate finance and development firm, specializing in design-build/finance projects. In 1992, Mr. Garfield became Chairman and Chief Executive Officer of Vista Properties, Inc., a public national development firm formerly known as Lomas Realty USA. Mr. Garfield guided a restructuring which resulted in Vista's merger with Centex Corporation in 1996. From 1988 to 1992, Mr. Garfield served as a Senior Managing Director of Cushman & Wakefield, responsible for all financial services for the Western U.S. Mr. Garfield has also served as a Vice President of Salomon Brothers from 1984 to 1988 and Senior Vice President and National Sales Manager for Merrill Lynch Commercial Real Estate from 1980 to 1984. He is a graduate of the U.S. Naval Academy and is a former naval aviator.

     Term of Office: 2 years
     Age: 55

     DONALD P. HILTY. Director since November 24, 1998 Donald P. Hilty is a business consultant. From 1980 to 1994, Mr. Hilty served as the Chief Economist of the Chrysler Corporation. Also at Chrysler, he held marketing, finance and research positions during twelve years in Geneva, London and Paris. He was a Senior Fellow at the Economic Strategic Institute from 1994 to 1996. Mr. Hilty holds a BA degree from Wheaton

College, an MBA from the University of Colorado and a Doctor of Business Administration from the Indiana University Graduate School of Business.

     Term of Office: 2 years
     Age: 70

     ANDREW P. HINES. Director effective January 2000 Andrew P. Hines was appointed to the Board in December 1999 to become effective January 25, 2000. Mr. Hines has been the Executive Vice President and Chief Financial Officer of Outboard Marine Corporation since October 6, 1997, and a director since October 7, 1997. Prior to joining the Outboard Marine Corporation, Mr. Hines held the position of Senior Vice President and Chief Financial Officer for Woolworth Corporation since 1994. During 1993, Mr. Hines was a consultant to Pentland PLC, England. From 1989 to 1992, Mr. Hines held the position of Executive Vice President and Chief Financial Officer with Adidas USA. Prior to that, Mr. Hines held various senior financial positions with RJR Nabisco, Inc. from 1976 to 1989.

     Term of Office: 1 year
     Age: 60

     GEORGE A. POOLE, JR. Director Since November 24, 1998 George A. Poole, Jr. has been a private investor for more than five (5) years and is currently a member of the Board of Directors of Anacomp, Inc., a provider of multiple media data management solutions which emerged from Chapter 11 in 1996. In addition to serving on the Board of Anacomp, Inc. since June 1996, Mr. Poole has served on the Board of Directors of U.S. Home Corp., a home building company since it emerged from Chapter 11 in June 1993. Mr. Poole also served on the Board of Directors of Bibb Company until it was sold in October 1998 and has served on the Board of Directors of Bucyrus International, Inc. and Spreckles Industries.

     Term of Office: 2 years
     Age: 68

     JAMES P. SHANAHAN, JR. Director Since November 24, 1998 James P. Shanahan, Jr. has been the Executive Vice President, General Counsel and a member of the Board of Directors of Pacholder Associates, Inc. since 1986. He also serves on the Board of Directors of LaBarge, Inc., a manufacturer of electronic components headquartered in St. Louis, MO. In addition, Mr. Shanahan served as Chief Executive Officer of ICO, Inc. from 1990 to 1995.

     Term of Office: 2 years
     Age: 38

     RICHARD W. VIESER. Director since December 1998 Richard W. Vieser retired from active employment in 1989. He was Chairman, Chief Executive Officer and President of Lear Siegler, Inc. (a diversified manufacturing company) from 1987 to 1989. He was Chairman of the Board and Chief Executive Officer of FL Industries, Inc. and FL Aerospace (Formerly Midland-Ross Corporation) (also a diversified manufacturing company) from 1985 and 1986 to 1989 respectively. He is a former President and Chief Operating Officer of McGraw-Edison Co. Currently Mr. Vieser serves as a director of Ceridian Corporation (formerly Control Data), Global Industrial Technologies (formerly INDRESCO, Inc.) International Wire, Sybron International Corporation, Varian Associates and Viasystems Group, Inc.

     Term of Office: 2 years
     Age: 72

EXECUTIVE OFFICERS OF REGISTRANT

     ROGER G. POLLAZZI.  See Directors of Registrant.

     JAMES B. GRAY. President since July 8, 1998. James B. Gray joined the Company on July 8, 1998 as its President and currently remains President. Prior to joining the Company, he was the Managing Director of Tenneco Europe since 1996. From 1989 to 1996, Mr. Gray was President of the Elastomers division of Pullman.

     Term of Office: 1 year
     Age: 57

     JOSEPH J. GAGLIARDI. Executive Vice President, Administration and Information Technology since July 1998. Joseph J. Gagliardi is currently the Executive Vice President, Administration and Information Technology, a position he has held since July 1998. From March 1997 to July 1998, he was the Senior Vice President, Finance and Chief Financial Officer of the Company, and from 1980 to March 1997 he served as Vice President, Finance and Chief Financial Officer of the Company.

     Term of Office: 1 year
     Age: 60

     J. VINCENT TOSCANO. Executive Vice President of Strategic Planning/Acquisition and Divestitures since November 17, 1997. Prior to joining the Company, he was associated with Concord Investment Partners, an investment firm headquartered in Concord, Massachusetts, from 1996 to October 1997. From 1993 to 1996, he was Vice President Operations, at Pullman. From 1992 until 1993, Mr. Toscano was Chief Financial Officer of Pullman.

     Term of Office: 1 year
     Age: 51

     THEODORE W. VOGTMAN. Executive Vice President and Chief Financial Officer since November 17, 1997. Prior to joining the Company, he was associated with Concord Investment Partners, an investment firm headquartered in Concord, Massachusetts, from 1996 to October 1997. From 1994 to 1996, he was Chief Financial Officer of Pullman. From 1992 to 1994, he was Chief Financial Officer for Safelite Glass.

     Term of Office: 1 year
     Age: 59

     DAVID C. STEGEMOLLER. Senior Vice President, Powertrain since August 1995. He has been a Senior Vice President of the Company since August 1995. For the past five years, Mr. Stegemoller served as Vice President with Hayes-Albion and its Trim Trends division (which was then a subsidiary of the Company). Prior to joining the Company in 1990, Mr. Stegemoller was employed by Navistar International for 23 years.

     Term of Office: 1 year
     Age: 58

     GERALD G. TIGHE.  Senior Vice President, General Counsel since
November 17, 1997. Gerald G. Tighe joined the Company on November 17, 1997 and currently serves as Senior Vice President, General Counsel. Prior to joining the Company, he was a consultant to Pullman from 1994 until 1997. Previously, he was General Counsel of Lear Siegler Inc.

     Term of Office: 1 year
     Age: 64

     KEVIN L. B. PRICE.  Vice President, Controller and Treasurer since
November 17, 1997. Kevin L. B. Price joined the Company on November 17, 1997 and is currently Vice President, Controller and Treasurer. Prior to joining the Company, he was Vice President--Controller of Pullman, from 1994 until 1997. Prior to that time, Mr. Price was the Assistant Controller of Pullman.

     Term of Office: 1 year
     Age: 44

     D. CRAIG BOWMAN.  Vice President, Law and Secretary since December 1, 1997.
D. Craig Bowman joined the Company on December 1, 1997 and is currently Vice President, Law and Secretary. Before joining the Company, he was a principal in the management consulting firm of The Tappan Group, located in New York, New York, from June 1994 until November 1997. From 1991 to 1994, Mr. Bowman was Vice President and General Counsel of Pullman.

     Term of Office: 1 year
     Age: 53

     JOHN J. BROCK. Vice President, Tax since November 17, 1997. John J. Brock joined the Company on November 17, 1997 and is currently Vice President, Tax. Prior to joining the Company, he was Vice President--Tax at Pullman from 1994 through 1997. From 1990 to 1994, Mr. Brock was Vice President--Taxation with Fiat Automotive (USA).

     Term of Office: 1 year
     Age: 54

     ROBERT J. CLARK. Vice President, Human Resources since January 15, 1998. Robert J. Clark joined the Company on January 15, 1998 and is currently Vice President, Human Resources. Prior to joining the Company, he was Vice President Benefits and Compensation with Polygram Holding, Inc. from August 1992 until January 1998.

     Term of Office: 1 year
     Age: 45

     DOUGLAS D. ROSSMAN. Vice President, Purchasing since December 1996. Douglas D. Rossman has been a Vice President of the Company since December 1996. Previously, he was Purchasing Manager of Federal Mogul Corp., an automobile parts manufacturer, for more than eight years.

     Term of Office: 1 year
     Age: 48

     All other information required by this item 10 is incorporated by reference from the Company's definitive proxy statement for the annual meeting of stockholders scheduled for March 15, 2000 to be filed with the Securities and Exchange Commission pursuant to Reg. 14A no later than 120 days following its fiscal year ending September 30, 1999.

     The information set forth in response to item 405 of Regulation S-K under the heading "Section 16(a) of Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement is incorporated by reference in partial response to this item 10.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth in response to item 402 of Regulation S-K in the Company's Proxy Statement is incorporated by reference in response to this item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth in response to item 402 of Regulation S-K under "Principal Stockholders and Stock Owned Beneficially by Directors and Certain Executive Officers" in the Company's Proxy Statement is incorporated by reference in response to this item 12.

     The Company has no knowledge of any arrangement the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

                                    PART IV.

                             FINANCIAL INFORMATION
                            HARVARD INDUSTRIES, INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES

                                                                                                             PAGE
                                                                                                             -----
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K:
(a) (1) Financial Statements and Auditors' Reports........................................................      35
  The following financial statements and schedules are filed as part of this Annual Report on Form 10-K.
Consolidated Balance Sheets
  September 30, 1999 and 1998.............................................................................      37
Consolidated Statements of Operations
  Ten Months Ended September 30, 1999, Two Months Ended November 29, 1998 and Years Ended September 30,
     1998 and 1997........................................................................................      38
Consolidated Statements of Shareholders' Equity (Deficiency)
  Ten Months Ended September 30, 1999, Two Months Ended November 29, 1998 and Years Ended September 30,
     1998 and 1997........................................................................................      39
Consolidated Statements of Cash Flows
  Ten Months Ended September 30, 1999, Two Months Ended November 29, 1998 and Years Ended September 30,
     1998 and 1997........................................................................................      40
Notes to Consolidated Financial Statements................................................................      41

     All schedules are omitted because they are either not applicable or the required information is included in the Consolidated Financial Statements or Notes thereto.

(B) LIST OF EXHIBITS

EXHIBIT
NUMBER                                                   DESCRIPTION
------   -----------------------------------------------------------------------------------------------------------
 4*       --   Rights Agreement, dated as of March 24, 1999, between Harvard Industries, Inc. and State Street Bank and Trust Company as Rights Agent, which includes (i) as Exhibit A thereto the form of Certificate of
               Designation of the Series A Junior Participating Preferred Stock, (ii) as Exhibit B thereto the form of Right certificate (separate certificates for the Rights will not be issued until after the
               Distribution Date), (iii) as Exhibit C thereto the Summary of Stockholder Rights Agreement, and
               (iv) as Exhibit D thereof the form of Irrevocable Proxy. (Incorporated by reference from the
               Company's Registration Statement on Form 8-A dated March 24, 1999)
 10.1*    --   Asset Purchase Agreement among the Company, its Kingston-Warren Corporation subsidiary, KWC
               Acquisition Corporation, dated September 10, 1999. (Incorporated by reference from the Company's current report on Form 8-K filed on October 15, 1999)
 10.2*    --   Credit Agreement, dated as of September 30, 1999, between the Company, its subsidiaries, General
               Electric Capital Corporation, as Administrative Agent and lender.
 10.3*    --   Warrant Agreement, dated as of November 24, 1998, between the Company and State Street Bank and Trust
               Company, as Warrant Agent.
 10.4*    --   Harvard Industries, Inc. Nonqualified ERISA Excess Benefit Plan (incorporated by reference to Exhibit
               10.20 to the Company's Registration Statement on Form S-1 (File No. 33-96376)).

EXHIBIT
NUMBER                                                   DESCRIPTION
------   -----------------------------------------------------------------------------------------------------------
 10.5*    --   Harvard Industries, Inc. Nonqualified Additional Credited Service Plan (incorporated by reference to
               Exhibit 10.21 to the Company's Registration Statement on Form S-1 (File No. 33-96376)).
 10.6*    --   Harvard Industries, Inc. 1998 Stock Incentive Plan
 10.7*    --   Stipulation and Order between Debtors and ARCO Environmental Remediation, LLC Regarding Assumption of
               Settlement Agreement and the Withdrawal of Claim No. 1701 (attaching Settlement Agreement, dated as of January 16, 1995, by and between Harvard Industries, Inc. and Atlantic Richfield Company).
 10.8*    --   Stipulation and Order among the Debtors, General Electric Company and Caribe General Electric
               Products, Inc. Regarding Assumption of Settlement Agreement and the Withdrawal of Claim Nos. 1741 and
               1742 (attaching Settlement Agreement, dated as of June 30, 1993, by General Electric Company and
               Caribe General Electric Products, Inc., Unisys Corporation, Harvard Industries, Inc., Harman
               Automotive, Inc. and Harman Automotive of Puerto Rico, Inc., Motorola, Inc. and Motorola Telcarro de
               Puerto Rico, Inc. and The West Company Incorporated and The West Company of Puerto Rico, Inc.)
 10.9*    --   Stipulation and Order between the Debtors and the Fonalledas Claimants.
 10.10    --   Equipment Purchase Agreement by Hayes-Albion Corporation and MacDonald's Industrial Products, Inc.
               dated December 21, 1999. Regarding certain assets of Hayes-Albion's facility in Ripley, TN.
 10.11    --   Asset Purchase Agreement between Outboard Marine Corporation and Harvard Industries, Inc. dated
               November 29, 1999.
 10.12    --   Services Agreement between Outboard Marine Corporation and Harvard Industries, Inc. dated
               December 3, 1999.
 16       --   Letter re change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Company's
               Current Report on Form 8-K/A filed with the Commission October 7, 1998 (Commission File
               No. 001-01044)).
 21       --   List of subsidiaries of the Company.
 24       --   Powers of Attorney (contained in the signature pages hereto).

      (c) Reports on Form 8-K

      Form 8-K filed August 24, 1999

      Form 8-K/A filed September 16, 1999

      Form 8-K filed October 15, 1999
------------------
* Previously filed.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Harvard Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Harvard Industries, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of September 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for the ten month period ended September 30, 1999 (post-confirmation), the two month period ended November 29, 1998, and the year ended September 30, 1998 (pre-confirmation). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harvard Industries, Inc. and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for the ten month period ended September 30, 1999 (post-confirmation), the two month period ended November 29, 1998, and the year ended September 30, 1998 (pre-confirmation) in conformity with generally accepted accounting principles.

As discussed in Note 1 to the Consolidated Financial Statements, the Company emerged from bankruptcy on November 24, 1998. The effects from the adoption of fresh start reporting and the forgiveness of debt were reflected in the statement of operations for the two months ended November 29, 1998. Accordingly, the consolidated financial statements for periods subsequent to the Company's emergence from bankruptcy are not comparable to the consolidated financial statements presented for prior periods.

                                          ARTHUR ANDERSEN LLP

Roseland, New Jersey
December 23, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
Harvard Industries, Inc.

In our opinion, the accompanying consolidated statements of operations, cash flows and shareholders deficiency present fairly, in all material respects, the results of operations and cash flows of Harvard Industries, Inc. and its subsidiaries (the "Company") for the year ended September 30, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

                                          PRICE WATERHOUSE LLP

Tampa, Florida
November 14, 1997, except
for Note 9 as to which the
date is December 29, 1997

                            HARVARD INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                          SEPTEMBER 30, 1999 AND 1998
                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                                                 (DEBTOR-IN-POSSESSION)
                                                                           SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
                                                                           ------------------    ----------------------
                                 ASSETS
Current assets:
  Cash and cash equivalents.............................................        $ 21,840               $   11,624
  Accounts receivable, net of allowance of $2,383 in 1999 and $1,675 in
     1998...............................................................          35,324                   57,046
  Inventories...........................................................          18,107                   26,646
  Prepaid expenses and other current assets.............................           6,453                    5,701
                                                                                --------               ----------
       Total current assets.............................................          81,724                  101,017
Property, plant and equipment, net......................................          72,358                  122,579
Intangible assets, net..................................................         177,581                    2,833
Other assets, net.......................................................           5,490                   24,552
                                                                                --------               ----------
       Total assets.....................................................        $337,153               $  250,981
                                                                                --------               ----------
                                                                                --------               ----------

           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Current portion of debtor-in-possession (DIP) loans...................        $     --               $   39,161
  Creditors subordinated term loan......................................              --                   25,000
  Accounts payable......................................................          28,489                   25,098
  Accrued expenses......................................................          57,654                   93,337
  Income taxes payable..................................................           5,885                    8,445
                                                                                --------               ----------
       Total current liabilities........................................          92,028                  191,041
Liabilities subject to compromise.......................................              --                  385,665
Long-term debt..........................................................              --                       --
Postretirement benefits other than pensions.............................          96,734                   95,515
Other...................................................................          63,316                   63,353
                                                                                --------               ----------
       Total liabilities................................................         252,078                  735,574
                                                                                --------               ----------
Commitments and contingencies...........................................              --                       --
14 1/4% Pay-in-kind exchangeable preferred stock (at September 30,
  1998--includes $10,142 of undeclared accrued dividends)...............              --                  124,637
                                                                                --------               ----------
Shareholders' equity (deficiency):
  Common stock, $.01 par value; 50,000,000 shares authorized; 10,234,222 shares issued and outstanding at September 30, 1999 15,000,000 shares authorized; 7,026,437 shares issued and outstanding at
     September 30, 1998.................................................             102                       70
  Additional paid-in capital............................................         174,898                   32,134
  Accumulated (deficit).................................................         (90,450)                (629,541)
  Accumulated other comprehensive income (loss).........................             525                  (11,893)
                                                                                --------               ----------
     Shareholders' equity (deficiency)..................................          85,075                 (609,230)
                                                                                --------               ----------
       Total liabilities and shareholders' equity (deficiency)..........        $337,153               $  250,981
                                                                                --------               ----------
                                                                                --------               ----------

The accompanying notes to Consolidated Financial Statements are an integral part of these Statements.

                            HARVARD INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE TEN MONTHS ENDED SEPTEMBER 30, 1999, TWO MONTHS ENDED NOVEMBER 29, 1998
                  AND YEARS ENDED SEPTEMBER 30, 1998 AND 1997
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                       DEBTOR-IN-POSSESSION
                                                                           --------------------------------------------
                                                           TEN MONTHS      TWO MONTHS               YEAR ENDED
                                                             ENDED            ENDED               SEPTEMBER 30,
                                                          SEPTEMBER 30,    NOVEMBER 29,    ----------------------------
                                                              1999            1998            1998            1997
                                                          -------------    ------------    ------------    ------------
Net sales..............................................    $   406,081      $   89,050      $  690,076      $  810,769
                                                           -----------      ----------      ----------      ----------
Costs and expenses:
  Cost of sales........................................        364,747          79,628         656,243         797,774
  Selling, general and administrative..................         34,189           5,151          66,546          45,822
  Amortization of intangibles..........................         52,320             264           1,584           8,448
  Impairment of long-lived assets and restructuring
     costs.............................................         (2,405)             --          10,842         288,545
  Interest expense (contractual interest of $49,849 in
     1998 and $50,264 in 1997).........................          9,878           1,636          14,231          36,659
  (Gain) loss on sale of operations....................         25,654              --         (28,673)             --
  Other (income) expense, net..........................          1,905             (34)          3,980           5,530
                                                           -----------      ----------      ----------      ----------
       Total costs and expenses........................        486,288          86,645         724,753       1,182,778
                                                           -----------      ----------      ----------      ----------
Income (loss) from operations before reorganization
  items and income taxes...............................        (80,207)          2,405         (34,677)       (372,009)
Reorganization items...................................             --          50,384          14,920          16,216
                                                           -----------      ----------      ----------      ----------
Loss from operations before income taxes...............        (80,207)        (47,979)        (49,597)       (388,225)
Provision for income taxes.............................            542             584           6,207           1,204
                                                           -----------      ----------      ----------      ----------
Loss from operations...................................        (80,749)        (48,563)        (55,804)       (389,429)
Extraordinary (gain) loss..............................          9,701        (206,363)             --              --
                                                           -----------      ----------      ----------      ----------
       Net income (loss)...............................    $   (90,450)     $  157,800      $  (55,804)     $ (389,429)
                                                           -----------      ----------      ----------      ----------
                                                           -----------      ----------      ----------      ----------
PIK preferred dividends and accretion (contractual
  amount of $3,219 for the two months ended
  November 29, 1998 and $19,010 and $16,891 for the
  years ended September 30, 1998 and 1997
  respectively)........................................    $        --      $       --      $       --      $   10,142
                                                           -----------      ----------      ----------      ----------
                                                           -----------      ----------      ----------      ----------
       Net income (loss) attributable to
          common shareholders..........................    $   (90,450)     $  157,800      $  (55,804)     $ (399,571)
                                                           -----------      ----------      ----------      ----------
                                                           -----------      ----------      ----------      ----------
Basic and diluted earnings (loss) per share:
  Loss from operations.................................    $     (8.98)     $    (6.91)     $    (7.94)     $   (56.91)
  Extraordinary gain (loss) per share..................          (1.08)          29.37              --              --
                                                           -----------      ----------      ----------      ----------
  Net income (loss) per share..........................    $    (10.06)     $    22.46      $    (7.94)     $   (56.91)
                                                           -----------      ----------      ----------      ----------
                                                           -----------      ----------      ----------      ----------
Weighted average number of common and common equivalent
  shares outstanding...................................      8,994,900       7,026,437       7,026,437       7,020,692
                                                           -----------      ----------      ----------      ----------
                                                           -----------      ----------      ----------      ----------

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                            HARVARD INDUSTRIES, INC.

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                  FOR THE TEN MONTHS ENDED SEPTEMBER 30, 1999,
                     TWO MONTHS ENDED NOVEMBER 29, 1998 AND
                    YEARS ENDED SEPTEMBER 30, 1998 AND 1997
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                              ACCUMULATED
                                                                 ADDITIONAL      OTHER
                                            COMMON STOCK          PAID-IN     COMPREHENSIVE    ACCUMULATED   COMPREHENSIVE
                                       NO. OF SHARES   AMOUNTS    CAPITAL     INCOME (LOSS)     DEFICIT      INCOME (LOSS)
                                       -------------   -------   ----------   --------------   -----------   --------------
Balance September 30, 1996..........      7,014,357     $  70     $ 42,245       $ (3,731)      $(184,308)
Comprehensive income (loss), year
  ended September 30, 1997:
Net loss--1997......................             --        --           --             --        (389,429)     $ (389,429)
                                                                                                               ----------
  Minimum pension liability.........             --        --           --         (1,898)             --          (1,898)
  Foreign Currency
    Adjustment......................             --        --           --             34              --              34
                                                                                                               ----------
Comprehensive Income (loss).........                                                                           $ (391,293)
                                                                                                               ----------
                                                                                                               ----------
PIK preferred stock dividend........             --        --       (9,854)            --              --
Accretion of discount on PIK
  preferred stock...................             --        --         (288)            --              --
Sale of stock.......................         12,080        --           31             --              --
                                        -----------     -----     --------       --------       ---------
Balance September 30, 1997..........      7,026,437        70       32,134         (5,595)       (573,737)
Comprehensive Income (loss), year
  ended September 30, 1998:
  Net loss--1998....................             --        --           --             --         (55,804)     $  (55,804)
                                                                                                               ----------
  Minimum pension liability.........             --        --           --         (5,237)             --          (5,237)
  Foreign Currency
    Adjustment......................             --        --           --         (1,061)             --          (1,061)
                                                                                                               ----------
Comprehensive Income (loss).........                                                                           $  (62,102)
                                        -----------     -----     --------       --------       ---------      ----------
                                                                                                               ----------
Balance September 30, 1998..........      7,026,437        70       32,134        (11,893)       (629,541)
                                        -----------     -----     --------       --------       ---------
                                        -----------     -----     --------       --------       ---------
Comprehensive Income (loss), two
  month period ended November 29,
  1998:
  Income from operations before
    reorganization items for the
    two month period ended November
    29, 1998.......................             --        --           --             --           1,868      $    1,868
                                                                                                               ----------
  Foreign Currency Adjustment.......             --        --           --           (172)             --            (172)
                                                                                                               ----------
Comprehensive Income (loss).........                                                                           $    1,696
                                                                                                               ----------
                                                                                                               ----------
Fresh-start adjustments.............     (7,026,437)      (70)     (32,134)        12,065         421,310
Reorganization adjustments..........      8,240,295        82      174,918             --         206,363
                                        -----------     -----     --------       --------       ---------
Balance November 29, 1998...........      8,240,295        82      174,918             --              --
                                        -----------     -----     --------       --------       ---------
                                        -----------     -----     --------       --------       ---------
Comprehensive Income (loss), ten
  month period ended September 30,
  1999:
  Net loss--ten month period ended
    September 30, 1999..............             --        --           --             --         (90,450)     $  (90,450)
                                                                                                               ----------
  Foreign Currency
    Adjustment......................             --        --           --            525              --             525
                                                                                                               ----------
Comprehensive Income (loss).........                                                                           $  (89,925)
                                                                                                               ----------
                                                                                                               ----------
Additional shares issued in
  connection with the Plan of
  Reorganization....................      1,993,927        20          (20)            --              --
                                        -----------     -----     --------       --------       ---------
Balance September 30, 1999..........     10,234,222     $ 102     $174,898       $    525       $ (90,450)
                                        -----------     -----     --------       --------       ---------
                                        -----------     -----     --------       --------       ---------

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                            HARVARD INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE TEN MONTHS ENDED SEPTEMBER 30, 1999,
                       TWO MONTHS ENDED NOVEMBER 29, 1998
                AND THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997
                           (IN THOUSANDS OF DOLLARS)

                                                                                                  DEBTOR-IN-POSSESSION
                                                                                      --------------------------------------------
                                                                     TEN MONTHS       TWO MONTHS               YEAR ENDED
                                                                        ENDED           ENDED                SEPTEMBER 30,
                                                                     SEPTEMBER 30,    NOVEMBER 29,    ----------------------------
                                                                        1999             1998            1998            1997
                                                                     -------------    ------------    ------------    ------------
Cash flows related to operating activities:
  Income (Loss) from continuing operations before reorganization
    items.........................................................     $ (80,749)       $  1,821        $(40,884)      $ (373,213)
  Add back (deduct) items not affecting cash and cash equivalents:
    Depreciation..................................................        12,650           3,503          24,209           46,377
    Amortization..................................................        53,158             476           3,695           13,809
    Impairment of long-lived assets and restructuring charges.....        (2,405)             --          10,842          288,545
    (Gain) Loss on sale of operations.............................        28,472              --         (28,673)              --
    (Gain) Loss on disposition of property, plant and equipment
      and property held for sale..................................           124              --           1,030            1,931
    Curtailment (gain) loss.......................................        (2,818)             --           4,390           (8,249)
    Write-off of deferred debt expense............................             0              --              --            1,792
    Senior notes interest accrued not paid........................             0              --              --            9,728
  Changes in operating assets and liabilities of continuing
    operations, net of effects from acquisitions and
    reorganization items:
    Accounts receivable...........................................        22,532         (15,077)         10,673           22,798
    Inventories...................................................         2,616          (1,168)         21,862           (7,225)
    Other current assets..........................................           920             402           1,460           (5,965)
    Accounts payable..............................................        (9,656)         21,676          (6,658)         (56,806)
    Accounts payable prepetition..................................            --              --              --           81,429
    Accrued expenses and income taxes payable.....................        (5,056)        (23,745)         18,567          (10,254)
    Postretirement benefits.......................................          (701)             --           1,386           (4,138)
    Other noncurrent..............................................       (10,139)         (1,413)         10,683           13,350
                                                                       ---------        --------        --------       ----------
  Net cash provided by (used in) continuing operations before
    reorganization items..........................................         8,948         (13,525)         32,582           13,909
  Net cash used in reorganization items...........................        (4,621)         (4,018)         (9,056)          (2,864)
                                                                       ---------        --------        --------       ----------
  Net cash provided by (used in) continuing operations............         4,327         (17,543)         23,526           11,045
                                                                       ---------        --------        --------       ----------
Cash flows related to investing activities:
  Acquisition of property, plant and equipment....................       (13,074)         (2,856)        (24,887)         (36,572)
  Cash flows related to discontinued operations...................            --              --             557              713
  Proceeds from sales of operations...............................       113,837              --          27,822               --
  Proceeds from disposition of property, plant and equipment......            24              --              72            1,703
                                                                       ---------        --------        --------       ----------
  Net cash provided by (used in) investing activities.............       100,787          (2,856)          3,564          (34,156)
                                                                       ---------        --------        --------       ----------
Cash flows related to financing activities:
  Issuance costs of Senior Notes and financing agreements.........            --              --              --           (2,200)
  Net borrowings (and repayments) under credit agreement..........        11,247          81,425              --          (38,834)
  Net borrowings (and repayments) under DIP financing agreement...            --           1,062         (45,810)          87,471
  Net borrowings under Unsecured Creditors Term Loan..............            --              --          25,000               --
  Retirement of DIP Financing Agreement...........................            --         (40,360)             --               --
  Retirement of Creditors Unsecured Term Loan.....................            --         (25,000)             --               --
  Retirement of Financing/Credit Agreement........................       (92,672)             --              --               --
  Penalty Paid on Early Retirement of Debt........................        (6,386)             --              --               --
  Proceeds from sale of stock and exercise of stock options.......            --              --              --               31
  Repayments of long-term debt....................................            --              --             (88)          (7,682)
  Pension fund payments pursuant to PBGC settlement agreement.....            --              --              --           (6,000)
  Deferred financing costs........................................          (477)         (3,338)         (3,725)              --
  Payment of EPA settlements......................................            --              --             (55)          (1,570)
                                                                       ---------        --------        --------       ----------
  Net cash provided by financing activities.......................       (88,288)         13,789         (24,678)          31,216
Net increase (decrease) in cash and cash equivalents..............        16,826          (6,610)          2,412            8,105
Beginning of period...............................................         5,014          11,624           9,212            1,107
                                                                       ---------        --------        --------       ----------
End of period.....................................................     $  21,840        $  5,014        $ 11,624       $    9,212
                                                                       ---------        --------        --------       ----------
                                                                       ---------        --------        --------       ----------
Supplemental disclosure of cash flow information:
  Interest paid...................................................         9,225           1,870        $ 14,039       $   37,328
  Income taxes paid...............................................     $   2,199        $    228        $    776       $    2,244
                                                                       ---------        --------        --------       ----------
                                                                       ---------        --------        --------       ----------

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

     The Company operates primarily in one business segment: the automotive accessories business. The Company produces a wide range of products, including: rubber glass-run channels; rubber seals for doors and trunk lids; aluminum castings; cast, fabricated, machined and decorated metal products; and metal stamped and roll form products. General Motors, Ford, and Chrysler accounted for 48%, 25%, and 9%, respectively, of the consolidated sales in 1999 (27%, 34% and 12%, respectively, excluding Kingston-Warren), 39%, 34%, and 10% respectively, in 1998 and 43%, 33%, and 7%, respectively, in 1997.

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

     On November 24, 1998 (the "Effective Date") the Company emerged from Chapter 11 reorganization under the United States Bankruptcy Code. On the Effective Date, pursuant to the Company's First Amended Modified Consolidated Plan under Chapter 11 of the Bankruptcy Code ("Plan of Reorganization"), substantially all pre-petition unsecured debt of pre-reorganization Harvard was converted into equity of post-reorganization Harvard in the form of common stock (the "New Common Stock"). Each one hundred dollars ($100) of pre-petition debt allowed as a claim by the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") is entitled to receive 2.6667 shares of new Common Stock. Under the terms of the Plan of Reorganization, holders of Harvard's Pay-In-Kind Exchangeable Preferred ("PIK Preferred Stock") and holders of Harvard's then existing common stock (the "Old Common Stock") have each received warrants ("Warrants") to acquire, in the aggregate, approximately 5% of the New Common Stock, with holders of PIK Preferred Stock each receiving their pro rata share of 66.67% of the Warrants and holders of the Old Common Stock each receiving their pro rata share of 33.33% of the Warrants. On the Effective Date, the Old Common Stock and PIK Preferred Stock were canceled in their entirety. The Company also issued $25 million of 14 1/2% Senior Secured Notes and entered into a $115 million Senior Credit Facility to finance ongoing operations and repaid all obligations under its two year Post-Petition Loan and Security Agreement ("DIP financing") and the $25,000 term loan agreement dated as of January 16, 1998. (See Note 9).

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

     The reorganization value of the Company has been allocated to specific asset categories as follows:

Current assets..........................................................   $110,250
Property, plant and equipment...........................................    121,516
Other noncurrent assets.................................................      5,761
Reorganization value in excess of amounts allocable to identifiable
  assets................................................................    314,901
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

                            HARVARD INDUSTRIES, INC.

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

1. BASIS OF PRESENTATION AND EMERGENCE FROM BANKRUPTCY--(CONTINUED)

     The effect of the Plan on the Company's consolidated balance sheet as of November 29, 1998 was as follows:

                                                          ADJUSTMENTS TO RECORD EFFECTS OF THE PLAN
                                               ---------------------------------------------------------------
                                                   PRE-                                              POST-
                                               CONFIRMATION                                      CONFIRMATION
                                               -------------                                     -------------
                                               CONSOLIDATED     REORGANIZATION    FRESH START    CONSOLIDATED
                                               BALANCE SHEET    ADJUSTMENTS       ADJUSTMENTS    BALANCE SHEET
                                               -------------    --------------    -----------    -------------
Current Assets..............................     $ 103,518        $       --       $   6,732       $ 110,250
Property, plant and equipment, net..........       121,820                --            (304)        121,516
Intangible assets, net......................         2,569                --          (2,569)             --
Other assets, net...........................        24,121                --         (18,360)          5,761
Reorganization value in excess of amounts
  allocable to identifiable assets..........            --                --         314,901         314,901
                                                 ---------        ----------       ---------       ---------
                                                 $ 252,028                 0       $ 300,400       $ 552,428
                                                 ---------        ----------       ---------       ---------
                                                 ---------        ----------       ---------       ---------
Current Liabilities.........................     $ 193,216        $       --       $ (70,398)      $ 122,818
Liabilities subject to compromise...........       385,665          (381,363)         (4,302)             --
Long-term debt..............................            --                --          81,425          81,425
Postretirement benefits other than pension..        95,515                --             (49)         95,466
Other.......................................        60,529                --          17,190          77,719
14 1/4% PIK exchangeable preferred stock....       124,637                --        (124,637)             --
Common Stock................................            70                82             (70)             82
Additional paid-in capital..................        32,134           174,918         (32,134)        174,918
Additional minimum pension liability........        (8,902)               --           8,902              --
Foreign currency translation adjustments....        (3,163)               --           3,163              --
Accumulated deficit.........................      (627,673)          206,363         421,310              --
                                                 ---------        ----------       ---------       ---------
                                                 $ 252,028                 0       $ 300,400       $ 552,428
                                                 ---------        ----------       ---------       ---------
                                                 ---------        ----------       ---------       ---------

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

     The following table summarizes unaudited pro forma financial information as if the Plan of reorganization had become effective on October 1, 1998. The unaudited pro forma financial information combines the Company's operations for the two months ended November 29, 1998 with the ten months ended September 30, 1999 and contains adjustments for depreciation expense, pension expense and the amortization of reorganization

                            HARVARD INDUSTRIES, INC.

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

1. BASIS OF PRESENTATION AND EMERGENCE FROM BANKRUPTCY--(CONTINUED)

value. The unaudited pro forma financial information does not purport to be indicative of the results which would have been obtained had the Plan been effective as of October 1, 1998, or which may be obtained in the future.

                                                                         PRO FORMA ADJUSTMENTS
                                                              -------------------------------------------
                                                              TWELVE MONTHS
                                                                 ENDED
                                                              SEPTEMBER 30,    PRO FORMA
                                                                 1999          ADJUSTMENTS    AS ADJUSTED
                                                              -------------    -----------    -----------
                                                                              (UNAUDITED)
Net Sales..................................................     $ 495,131       $      --     $   495,131
Cost of Sales..............................................       444,375          (1,666)        442,709
                                                                ---------       ---------     -----------
Gross Profit...............................................        50,756           1,666          52,422
Selling, General and Administrative Expenses...............        39,340              --          39,340
                                                                ---------       ---------     -----------
Operating Income...........................................        11,416           1,666          13,082
Other (Income) Expenses
  Interest expense.........................................        11,514            (160)         11,354
  Other--net...............................................        25,120              --          25,120
  Amortization of reorganization asset.....................        52,584          10,200          62,784
                                                                ---------       ---------     -----------
     Total other (income) expense..........................        89,218          10,040          99,258
                                                                ---------       ---------     -----------
Income (loss) before income taxes..........................       (77,802)         (8,374)        (86,176)
Reorganization Items.......................................        50,384         (50,384)             --
Provision (benefit) for income taxes.......................         1,126              --           1,126
Extraordinary Item.........................................      (196,662)        206,363           9,701
                                                                ---------       ---------     -----------
Net income (loss)..........................................     $  67,350       $(164,353)    $   (97,003)
                                                                ---------       ---------     -----------
                                                                ---------       ---------     -----------
Basic and diluted earnings per share.......................                                   $     (9.48)
                                                                                              -----------
                                                                                              -----------
Weighted average number of common and common equivalent
  shares outstanding.......................................                                    10,234,222
                                                                                              -----------
                                                                                              -----------

     Liabilities subject to compromise consisted of the following at September 30:

                                                                             1998
                                                                           --------
Accounts Payable........................................................     71,635
Senior notes............................................................    309,728(a)
Other...................................................................      4,302
                                                                           --------
     Total..............................................................   $385,665
                                                                           --------
                                                                           --------

     (a) Includes accrued interest to the date of bankruptcy of $9,728.

                            HARVARD INDUSTRIES, INC.

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

1. BASIS OF PRESENTATION AND EMERGENCE FROM BANKRUPTCY--(CONTINUED)

     Reorganization expenses included in the consolidated statements of operations are comprised of the following:

                                                                                TWO MONTHS          YEAR ENDED
                                                                                  ENDED           SEPTEMBER 30,
                                                                                NOVEMBER 29,    ------------------
                                                                                   1998          1998       1997
                                                                                ------------    -------    -------
Adjustment to record senior notes to amount of allowed claims................     $     --      $    --    $10,408
Professional fees............................................................           --       15,350      5,828
Fresh Start adjustments to state assets and liabilities at their respective
  fair values................................................................       50,431           --         --
Interest income on cash resulting from Chapter 11 proceedings................          (47)        (430)       (20)
                                                                                  --------      -------    -------
     Total...................................................................     $ 50,384      $14,920    $16,216
                                                                                  --------      -------    -------
                                                                                  --------      -------    -------

     In a previous Chapter 11 case the Company had a Plan of Reorganization confirmed by the Court on August 10, 1992, and that Plan became effective on August 30, 1992. In connection with its emergence from the 1992 Chapter 11 bankruptcy proceedings, the Company implemented "Fresh Start Reporting" as of August 23, 1992. Accordingly, all assets and liabilities were restated to reflect respective fair values at that date. The portion of the reorganization value which could not be attributed to specific tangible or identifiable intangible assets of the reorganized Company has been reported under the caption "Intangible Assets" on the September 30, 1998 Balance Sheet.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Trade Receivables. A substantial portion of the Company's trade receivables is concentrated with the three largest U.S. automotive companies. The Company does not require collateral or other security to support credit sales. General Motors, Ford and Chrysler accounted for 26%, 19% and 18%, respectively, of consolidated trade receivables at September 30, 1999, and 46%, 11% and 17%, respectively, at September 30, 1998.

     Inventories. Inventories are stated at the lower of cost or aggregate market. Cost is determined using the first-in, first-out (FIFO) method.

     Property, Plant and Equipment. All property, plant and equipment owned at November 29, 1998 were restated to reflect fair value in accordance with "Fresh Start Reporting". Additions after November 29, 1998 are recorded at cost. Depreciation and amortization, which includes the amortization of machinery and equipment under capital leases, is calculated using the straight-line method at rates to depreciate assets over their estimated useful lives or remaining term of leases. The rates used are as follows: buildings and building improvements,

                            HARVARD INDUSTRIES, INC.

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

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

     Intangible Assets. Intangible assets consist of goodwill and reorganization value in excess of amounts allocable to identifiable assets. Reorganization value in excess of amounts allocated to identifiable assets established as of November 29, 1998 is being amortized using the straight-line method over 5 years. (see Note 13 for impairment of goodwill.) Reorganization value in excess of amounts allocated to identifiable assets for amounts established prior to November 29, 1998 were amortized using the straight-line method over ten years.

     Long-Lived Assets. The Company assesses the recoverability of its long-lived assets by determining whether the amortization of each such asset over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company's average cost of funds. (See Note 13.) The Company evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the reorganization value or render such assets not recoverable. To determine if reorganization value is recoverable, the Company compares the net carrying amounts to undiscounted projected cash flows. If the reorganization value asset is not recoverable, the Company would record an impairment based on the differences between the net carrying amount and fair value.

     Debt Issuance Costs. The Company amortizes its deferred debt issuance costs over the term of the related debt.

     Revenue Recognition. Revenues are recognized as products are shipped to customers.

     Income Taxes. The Company accounts for income taxes in accordance with Financial Accounting Standards Board (FASB) Statement No. 109 "Accounting for Income Taxes." Such statement requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax basis and financial reporting basis of assets and liabilities.

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

     Foreign Currency Translation Adjustment. Exchange adjustments resulting from foreign currency transactions are generally recognized in the results of operations, whereas adjustments resulting from the translation of balance sheet accounts are reflected as a separate component of shareholders' equity (deficiency), "Accumulated Other Comprehensive Income (Loss)". Net foreign currency transaction gains or losses are not material in any of the periods presented.

     Earnings per Common Share.  Statement of Financial Accounting Standards
No. 128, "Earnings per Share," which became effective for fiscal 1998, established new standards for computing and presenting earnings per share (EPS). The new standard requires the presentation of basic EPS and diluted EPS and the restatement of previously reported EPS amounts.

                            HARVARD INDUSTRIES, INC.

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders, adjusted to add back dividends or interest on convertible securities, by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. Income (loss) available to common shareholders used in determining both basic and diluted EPS was ($90,450) for the ten months ended September 30, 1999, $157,800 for the two months ended November 29, 1998, ($55,804) for the year ended September 30, 1998 and ($399,571) for the year ended September 30, 1997. The weighted average number of shares of common stock used in determining basic and diluted EPS was 8,994,900 for the ten months ended September 30, 1999, 7,026,437 for the two months ended November 29, 1998, 7,026,437 for the year ended September 30, 1998 and 7,020,692 for the year ended September 30, 1997.

     Although on December 15, 1999, 9,472,222 of the Company's 50,000,000 authorized shares were outstanding, the Company's Chapter 11 Plan of Reorganization requires it to issue additional shares to certain claimants in the Bankruptcy case. The exact number of shares to be issued is presently unknown, as certain claims are unliquidated and others are disputed as to amount or validity. However, management estimates that approximately 1,766,000 additional shares will be issued in the process of resolving claims. The issuance of additional shares will not involve additional consideration, and therefore no accounting recognition other than the impact on outstanding share and per share amounts is expected.

     Reclassifications. Certain amounts in the 1998 and 1997 Consolidated Financial Statements and Notes to Consolidated Financial Statements have been reclassified to conform to the 1999 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

     Derivative Transactions. In June 1999, the Financial Accounting Standards Board agreed to defer for one year the effective date for Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133) which is now required to be adopted in years beginning after June 15, 2000. SFAS No. 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS No. 133 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

3. DISPOSITION OF BUSINESSES

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

     In June 1998, the Company sold its Elastic Stop Nut ("ESNA") land and building located in Union, New Jersey for $1,900 resulting in no material gain or loss. In September 1998, the Company sold substantially all of

                            HARVARD INDUSTRIES, INC.

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

3. DISPOSITION OF BUSINESSES--(CONTINUED)

the assets of Doehler-Jarvis Greeneville, Inc. for $10,907 of gross proceeds which resulted in a gain on sale of approximately $2,100.

     Production ceased in 1998 at the Company's Doehler-Jarvis Toledo, Inc. subsidiary. During 1998, General Motors and Ford defrayed certain expenses of the shut down and in return obtained certain assets, which were written off when the Company recorded the impairment charge in 1997 (See Note 13), and assumed the related lease obligation. As a result of the lease assumption during 1998, the Company recorded a gain on sale of approximately $14,000. This gain is recorded within "Gain on sale of operations." The land, building and certain machinery and equipment was sold between March 1999 and July 1999 for gross proceeds of approximately $3,000. These transactions resulted in a gain on sale of approximately $2,200.

     In September 1998, the Company sold, at auction, certain assets of Harman for approximately $2,000 resulting in no material gain or loss.

     In January, 1999, the Company sold the land, building and certain other assets of its Tiffin, Ohio facility for gross proceeds of approximately $1,500. The Company recognized no material gain or loss on the sale. The Company attempted to sell its Ripley, Tennessee facility during fiscal 1999, as a result of its changed market outlook for magnesium products. Such efforts did not result in any acceptable offers and as a result, in April 1999, the Company announced its intention to shut down the facility in August 1999 after customer requirements were fulfilled and recorded a $1,200 charge which is included in Impairment of Long-Lived Assets and Restructuring Charges in the accompanying Statement of Operations for the ten-month period ended September 30, 1999. This charge relates to severance for approximately 230 hourly and salaried employees ($1,000) and facility shutdown costs ($200). As of September 30, 1999, the Company has made severance and related payments of approximately $626 and facility related payments of approximately $95. In order to depreciate the March 31, 1999 carrying value of the Ripley long-lived assets to their estimated net realizable value, the Company recorded an additional $2,317 of depreciation in the quarter ended June 30, 1999 and an additional $1,505 of depreciation through the August 1999 shutdown date.

     In September 1999, the Company sold substantially all the assets and certain assigned liabilities of its Kingston-Warren subsidiary to a subsidiary of Hutchinson S.A. for gross proceeds of $115,000. This transaction resulted in a loss on sale of approximately $27,900. (See Note 4 below)

     Condensed unaudited operating data of operations that have been or are designated for sale or wind-down (Harman Automotive, Harvard Interiors, Material Handling, Toledo, Greeneville, the Tiffin, Ohio and Ripley, Tennessee facilities of the Hayes-Albion subsidiary and Kingston-Warren) are as follows:


                                                                                 YEAR ENDED SEPTEMBER 30,
                                      TEN MONTHS ENDED     TWO MONTHS ENDED      -------------------------
                                     SEPTEMBER 30, 1999    NOVEMBER 29, 1998       1998             1997
                                     ------------------    ------------------    --------         --------
                                                              (UNAUDITED)
Net Sales.........................        $131,523              $ 33,494         $371,654         $487,155
Gross Profit......................        $  9,281              $  2,900         $ 20,481         $  5,304

4. SALE OF KINGSTON-WARREN

     On September 30, 1999, the Company sold substantially all the assets and assigned certain liabilities of its Kingston-Warren subsidiary to a subsidiary of Hutchinson S.A. for gross proceeds of $115,000 subject to certain adjustments. The transaction resulted in loss of approximately $27,900, which included the write-off of $85,000 of reorganization value.

     The following table summarizes unaudited pro forma financial information as if the plan of reorganization and the sale of Kingston-Warren had become effective on October 1, 1998. The unaudited pro forma financial

                            HARVARD INDUSTRIES, INC.

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

4. SALE OF KINGSTON-WARREN--(CONTINUED)

information combines the Company's operations for the two months ended November 29, 1998 and the ten months ended September 30, 1999 and contains adjustments for depreciation expense, pension, amortization of reorganization value and interest expense. The unaudited pro forma financial information does not purport to be indicative of the results which would have been obtained had the sale and the plan of reorganization been effective as of October 1, 1998, or which may be obtained in the future.

                                                                   PRO FORMA ADJUSTMENTS
                                                  TWELVE MONTHS    ----------------------
                                                     ENDED                       SALE OF
                                                  SEPTEMBER 30,                 KINGSTON-
                                                     1999          EMERGENCE     WARREN      AS ADJUSTED
                                                  -------------    ---------    ---------    -----------
                                                                       (UNAUDITED)
Net Sales......................................     $ 495,131      $            $(136,676)   $   358,455
Cost of Sales..................................       444,375         (1,666)    (119,503)       323,206
                                                    ---------      ---------    ---------    -----------
Gross Profit...................................        50,756          1,666      (17,173)        35,249
Selling, General and Administrative Expenses...        39,340             --       (8,327)        31,013
                                                    ---------      ---------    ---------    -----------
Operating Income...............................        11,416          1,666       (8,846)         4,236
Other (Income) Expenses
  Interest expense.............................        11,514           (160)     (11,354)            --
  Other--net...................................        25,120             --      (28,062)        (2,942)
  Amortization of reorganization asset.........        52,584         10,200      (17,132)        45,652
                                                    ---------      ---------    ---------    -----------
     Total other (income) expense..............        89,218         10,040      (56,548)        42,710
Income (loss) before income taxes..............       (77,802)        (8,374)      47,702        (38,474)
Reorganization Items...........................        50,384        (50,384)          --             --
Provision (benefit) for income taxes...........         1,126             --           --          1,126
Extraordinary Items............................      (196,662)       206,363       (9,701)            --
                                                    ---------      ---------    ---------    -----------
Net income (loss)..............................     $  67,350      $(164,353)   $  57,403    $   (39,600)
                                                    ---------      ---------    ---------    -----------
                                                    ---------      ---------    ---------    -----------
Basic and diluted earnings per share...........                                              $     (3.87)
                                                                                             -----------
                                                                                             -----------
Weighted average number of common and common
  equivalent shares outstanding................                                               10,234,222
                                                                                             -----------
                                                                                             -----------

5. INVENTORIES

     Inventories at September 30 consist of the following:

                                                                  1999       1998
                                                                 -------    -------
Finished goods................................................   $ 5,005    $ 6,476
Work-in-process...............................................     2,918      2,078
Tooling.......................................................     2,132      5,991
Raw materials.................................................     8,052     12,101
                                                                 -------    -------
Total Inventories.............................................   $18,107    $26,646
                                                                 -------    -------
                                                                 -------    -------

                            HARVARD INDUSTRIES, INC.

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

6. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at September 30 consist of the following:

                                                                 1999        1998
                                                                -------    --------
Land.........................................................   $ 1,504    $  3,445
Buildings and improvements...................................    23,091      52,590
Machinery and equipment......................................    52,698     161,875
Furniture and fixtures.......................................       149       1,768
Construction in progress.....................................     4,362      26,331
                                                                -------    --------
     Total...................................................    81,804     246,009
Less accumulated depreciation................................    (9,446)   (123,430)
                                                                -------    --------
Property, Plant and Equipment, Net...........................   $72,358    $122,579
                                                                -------    --------
                                                                -------    --------

     Depreciation expense amounted to $12,650, $3,503, $24,209, and $46,377 for the ten-month period ended September 30, 1999, the two-month period ended November 29, 1998, and the years ended September 30, 1998 and 1997, respectively. (See Note 13 regarding the impairment of property, plant and equipment in 1997 and 1998.)

7. INTANGIBLE ASSETS

     Intangible assets at September 30 consist of the following:

                                                                  1999       1998
                                                                --------    -------
Reorganization value.........................................   $212,873    $12,339
Less accumulated amortization................................    (35,292)    (9,506)
                                                                --------    -------
     Intangible assets, net..................................   $177,581    $ 2,833
                                                                --------    -------
                                                                --------    -------

     Amortization expense related to reorganization value was $52,320, $264, $1,584, and $8,448 for the ten-month period ended September 30, 1999, the two-month period ended November 29, 1998, and the years ended September 30, 1998 and 1997, respectively.

8. OTHER ASSETS

     Other assets at September 30 consist of the following:

                                                              AMORTIZATION
                                                                 PERIOD        1999      1998
                                                              -------------   ------    -------
                                                                 life of
Deferred financing costs...................................     agreement     $  477    $ 3,862
                                                                  units
Deferred tooling...........................................     produced          --     10,297
Pension Asset..............................................        N/A         4,475     18,675
Other......................................................        N/A           538      3,321
                                                                              ------    -------
     Total.................................................                    5,490     36,155
Less Accumulated Amoritzation..............................                       --    (11,603)
                                                                              ------    -------
     Other Assets, Net.....................................                   $5,490    $24,552
                                                                              ------    -------
                                                                              ------    -------

     Amortization expense related to deferred financing costs was $838, $212, $1,262, and $1,627, for the ten months ended September 30, 1999, the two months ended November 29, 1998, and the years ended September 30, 1998 and 1997, respectively. Amortization expense related to deferred tooling amounted to $849

                            HARVARD INDUSTRIES, INC.

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

8. OTHER ASSETS--(CONTINUED)

and $3,743, in 1998, and 1997, respectively. In addition, in 1997 the Company wrote-off deferred financing costs of $10,408 related to the senior notes as reorganization costs and $1,792 relating to the financing agreement as interest expense upon the refinancing of such debt with DIP financing as described in
Note 9. In the two-month period ended November 29, 1998, the Company wrote-off deferred financing costs of $1,222 as part of Fresh Start reporting and in the ten-month period ended September 30, 1999 recorded an extraordinary loss of $3,315 for the write-off of deferred financing costs in connection with the early extinguishment of debt.

9. DIP FINANCING AND CREDITORS SUBORDINATED TERM LOAN

     On May 8, 1997, the Company and certain of the Company's subsidiaries obtained DIP financing to enable it to continue operations during the Chapter 11 proceedings. The DIP financing provided for $65,000 of Term Loans and $110,000 of Revolving Credit Loans which included a $25,000 sub-limit of credit facility principally for standby letters of credit. As collateral, the Debtors pledged substantially all of the assets of the Debtors.

     The Company entered into a Term Loan Agreement dated as of January 16, 1998 for a $25,000 post-petition term loan facility which was subordinated to the security interests under the existing DIP loans. The loan was payable on the earlier of May 8, 1999 or the date the existing DIP loan is terminated and bore interest at a rate per annum equal to the greater of (I) the highest per annum interest rate for term loans and revolving credit loans under the existing DIP loans plus 3% or (ii) 13%. The net proceeds of $22,500 from the loan were used to reduce the current balance of the revolver portion of the DIP loans. As discussed in Note 1, both of these financing facilities were repaid upon emergence from bankruptcy on November 24, 1998.

     All of the pre-petition indebtedness outstanding at May 8, 1997 under the financing agreement amounting to $105,044 was repaid from borrowings under the DIP financing. At September 30, 1998, the amount outstanding under the term loans was $64,161, the amount outstanding under the Revolving Credit Loans was $0, and outstanding letters of credit (principally standby) were $12,243.

     The Revolving Credit Loans bore interest at the rate of 1.5% in excess of the Base Rate (Prime) and the Term Loans bore interest at the rate of 1.75% in excess of the Base Rate. The prime rate was 8.25% at September 30,1998. The DIP Lenders also earned a fee of 2% per annum of the face amount of each standby letter of credit in addition to passing along to the borrowers all bank charges imposed on the DIP Lenders by the letter of credit issuing bank. Further, the DIP Lenders received a line of credit fee of .5% per annum on the unutilized portion of the revolving Line of Credit, together with certain other fees, including a $1,375 closing fee. The Term Loans provided for quarterly payments of $3,250, beginning November 30, 1997 through February 28,1999, with a final installment of $45,500 due on May 8, 1999.

     The Company failed to meet the fixed charge ratio financial covenant during the months of October and November 1997 and on December 29, 1997 obtained a waiver of such default from its lenders. On December 29, 1997 the Company entered into Amendment No. 1, Waiver and Consent (the "Amendment") to the DIP Financing with its lenders whereby the lenders waived all defaults or events of default which had occurred prior to such date from the Company's failure to comply with the above financial covenants. The lenders also entered into the Amendment to replace the fixed charge ratio covenant with monthly consolidated EBITDA and consolidated tangible net worth covenants commencing calculations at December 31, 1997. The Amendment required the lenders' consent for capital expenditures in excess of $30 million for the year ending September 30, 1998.

     The Company also entered into Amendment No. 2 and Consent to the DIP Financing, dated January 27, 1998 (the "Amended DIP Financing Agreement"), pursuant to which the lenders consented to the term loan, discussed above, the creation of subordinated liens thereunder and to certain asset sales.

                            HARVARD INDUSTRIES, INC.

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

9. DIP FINANCING AND CREDITORS SUBORDINATED TERM LOAN--(CONTINUED)

     The Company entered into Amendment Nos. 3 and 4 to the Post-Petition Loan and Security Agreement, dated April 30, 1998 and June 23, 1998, respectively, extending to May 31, 1998 and June 30, 1998, respectively, the date upon which an agreement with Ford regarding the wind-down of the Toledo facility was required to be approved by the Court. An agreement with Ford was signed on May 18, 1998 and approved by the Court on June 22, 1998. (See Note 3).

10. LONG TERM DEBT AND CREDIT AGREEMENTS

     On November 24, 1998, the Company issued $25,000 of 14 1/2% Senior Secured Notes (the "Notes") due September 1, 2003. The Notes were issued pursuant to an indenture by and among the Company and Guarantors, which are subsidiaries of the Company, and Norwest Bank Minnesota, National Association, as Trustee. In addition to the stated coupon interest rate the Notes had a Cash Flow Participation Interest provision which entitled the holder to additional interest computed as a percentage of consolidated cash flow as set forth in the indenture. This interest can be no less than $1,000 for any 12 month period. The Notes are subject to restrictive covenants for Consolidated Leverage Ratio and Consolidated Interest Coverage Ratio as defined. The Notes were repurchased on September 30, 1999 with a portion of the proceeds of the sale of the assets of Kingston-Warren (See Note 4).

     On November 24, 1998, the Company entered into a $115,000 senior credit facility ("the Facility") that provides for up to $50,000 in term loan borrowings and up to $65,000 of revolving credit borrowings. The term loan has an interest rate equal to the base rate (prime rate) plus 2.250% or the EURODOLLAR base rate (Eurodollar loan rate) plus 3.500%. The term loan had 16 quarterly installment payments of principal in the amount of $250 which commenced on January 3, 1999 with the balance of the loan due on September 30, 2002. The revolver has an interest rate of the base rate plus 2.125% or the Eurodollar base rate plus 3.375%. The revolving credit facility terminates on November 24, 2001. The Facility is subject to restrictive covenants for Consolidated Leverage Ratio, Consolidated Interest Coverage Ratio and Fixed Charge Ratio, as defined. The Facility was repaid on September 30, 1999 with a portion of the proceeds of the sale of the assets of Kingston-Warren (See
Note 4). Penalties paid as a result of the prepayments of the Facility and the Notes along with the writeoff of financing fees incurred as part of the emergence from bankruptcy resulted in an extraordinary loss of approximately $9,701 for early extinguishment of debt.

     On September 30, 1999 the Company put in place a new $50,000 revolving credit facility with GECC. The Facility is secured by substantially all of the assets of the Company. The interest rate is base rate (prime rate) plus 1.25% or LIBOR plus 2.50% (interest rate at September 30, 1999 was 9.50%). Effective March 2000, the interest rate will be adjusted (up or down) prospectively based upon the Company's achievement of consolidated financial performance targets. The facility commitment terminates on September 30, 2001. No amounts were drawn down on the facility as of September 30, 1999 except for $9,720 of letters of credit.

     The Company no longer has any publicly registered securities outstanding that are guaranteed by its subsidiaries, and no debt facilities other than its new $50,000 revolving credit facility.

                            HARVARD INDUSTRIES, INC.

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

11. ACCRUED EXPENSES

     Accrued expenses at September 30 are summarized as follows:

                                                                  1999       1998
                                                                 -------    -------
Interest......................................................   $    --    $   758
Salaries and wages............................................     9,806     17,080
Pension liabilities...........................................     2,353      3,404
Workers' compensation and medical.............................    10,015     11,510
Costs related to discontinued/divested operations.............     6,886      7,885
Tooling and maintenance costs.................................     4,433      3,031
Environmental.................................................     1,750      2,785
Post-retirement benefits......................................     7,000      2,112
Reorganization costs..........................................     1,682      8,808
Restructuring costs (see Note 13).............................       625      4,064
Other.........................................................    13,104     31,900
                                                                 -------    -------
     Total....................................................   $57,654    $93,337
                                                                 -------    -------
                                                                 -------    -------

12. OTHER LIABILITIES

     Other liabilities at September 30 are summarized as follows:

                                                                  1999       1998
                                                                 -------    -------
Pension liabilities (see Note 20).............................   $24,849    $23,566
Workers' compensation.........................................    19,349     26,478
Environmental.................................................     5,250      5,748
Deferred taxes................................................     8,543      4,345
Tool and die replacement......................................     2,268      3,189
Other.........................................................     3,057         27
                                                                 -------    -------
     Total....................................................   $63,316    $63,353
                                                                 -------    -------
                                                                 -------    -------

13. IMPAIRMENT OF LONG-LIVED ASSETS AND RESTRUCTURING CHARGES

     In 1999, 1998 and 1997 the Company recorded the following charges:

                                                     TEN MONTHS       TWO MONTHS          YEAR ENDED
                                                       ENDED           ENDED            SEPTEMBER 30,
                                                     SEPTEMBER 30,    NOVEMBER 29,    -------------------
                                                        1999            1998           1998        1997
                                                     -------------    ------------    -------    --------
Impairment of Doehler-Jarvis long-lived assets....      $    --           $ --        $    --    $266,545
Impairment of long-lived assets...................           --             --          5,842      12,000
Severance payments related to facilities scheduled
  for closing.....................................       (1,405)            --          2,500       3,285
Restructuring charges.............................       (1,000)            --          2,500       6,715
                                                        -------           ----        -------    --------
     Total........................................      $(2,405)          $  0        $10,842    $288,545
                                                        -------           ----        -------    --------
                                                        -------           ----        -------    --------

     During the ten-month period ended September 30, 1999 the Company recorded a $1,200 restructuring charge representing shut-down costs for the Ripley, Tennessee facility, which included $1,000 for severance and $200 for facility-related costs. In addition, during this period the Company reversed previously provided restructuring reserves in the amount of $3,605, primarily as a result of lower severance and related costs for the

                            HARVARD INDUSTRIES, INC.

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

13. IMPAIRMENT OF LONG-LIVED ASSETS AND RESTRUCTURING CHARGES--(CONTINUED)

Tampa office, Harman Automotive and the Harvard Interiors Furniture Division ($2,300) and lower facility-related costs at the Toledo, Ohio facility ($1,200) due to the sale of that facility and all other of ($105).

     During the year ended September 30, 1998, the Company recorded a $5,000 restructuring charge representing estimated shutdown costs, of which $2,500 related primarily to severance costs for twenty-two salaried office personnel and moving costs associated with the move of the corporate headquarters from Tampa, Florida to Lebanon, New Jersey, which was substantially completed by August 31, 1998, and approximately $2,500 related to three senior officers pursuant to agreements entered into as part of the bankruptcy proceedings.

     In March 1998, the Company announced its intention to sell or wind down its Tiffin operations and recorded a charge of $3,042 for the impairment of long lived assets. In addition, it recorded a charge of $2,800 for the impairment of certain long lived assets relating to a platform that will end sooner than planned.

     Doehler-Jarvis incurred significant operating losses since its acquisition date in 1995. A corrective action plan was initiated (focusing on cost reduction, improved manufacturing yields, attraction and retention of key personnel and seeking price concessions from customers) in 1996 and early 1997. However, Doehler-Jarvis continued to incur significant operating losses during the first and second quarters of 1997. In addition, during the second quarter of 1997, Doehler-Jarvis lost a significant contract from a customer who decided to resource this major contract to another supplier. As a result of these changes in Doehler-Jarvis's business, the Company performed an impairment analysis of the Doehler-Jarvis long-lived assets. A revised operating plan was developed. The Company calculated the expected future cash flows from Doehler-Jarvis's operations to determine the fair value of the long-lived assets. The expected cash flows under this analysis were sufficient to recover the net book value of the fixed assets but not the goodwill balance. Accordingly, the Company recorded an impairment charge of $114,385 in the second quarter of 1997 to write-off the unamortized goodwill related to its 1995 acquisition of Doehler-Jarvis.

     During the third quarter of 1997, the Company concluded that it did not have the financial capability to continue to fund the capital investments required to improve the Doehler-Jarvis operations and retained investment advisors to sell Doehler-Jarvis. Based upon advice from the investment advisor, the Company initially determined that the range of possible proceeds (net of disposal costs) from the sale of Doehler-Jarvis could result in recovery of their fixed assets. However, after three months of discussions with prospective buyers, the lack of support for a sale by major customers, and continued adverse operating results, the Company concluded that it would be unable to sell the Doehler-Jarvis division at a price which would recover any of the fixed asset book value and accordingly recorded an impairment loss of $152,160 at September 30, 1997.

     In fiscal 1998, the new management of the Company decided to dispose of the Doehler-Jarvis Greenville and Toledo facilities (see Note 3 related to dispositions) and to continue to operate the Doehler-Jarvis Pottstown Plant. Depreciation expense would have been $3.2 million greater in each of the twelve-month periods ended September 30, 1999 and 1998 for the Pottstown facility if the assets had not been written down as impaired in fiscal 1997.

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

     In February 1997, due to significant recurring operating losses at the Tiffin, Ohio operation, the Company performed an impairment analysis of Tiffin's long-lived assets. The expected cash flows from this analysis were

                            HARVARD INDUSTRIES, INC.

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

13. IMPAIRMENT OF LONG-LIVED ASSETS AND RESTRUCTURING CHARGES--(CONTINUED)

insufficient to recover the net book value of the fixed assets and an impairment charge of $3,200 was recorded in March 1997.

     In September 1997, the Company reflected a restructuring charge of $10,000 for employee severance covering 539 salaried and hourly employees and plant closing costs relating primarily to annual maintenance, insurance and inventory for the Harman and Harvard Interiors facilities. The restructuring was substantially completed by May 1998 for Harvard Interiors and by July 1998 for Harman Automotive.

     See Note 3 for information relating to the sales of the above operations.

14. OTHER EXPENSE, NET

     Other (income) expense, net includes the following:

                                                         TEN MONTHS       TWO MONTHS         YEAR ENDED
                                                           ENDED           ENDED           SEPTEMBER 30,
                                                         SEPTEMBER 30,    NOVEMBER 29,    ----------------
                                                            1999            1998           1998      1997
                                                         -------------    ------------    ------    ------
(Gain) loss on disposal of equipment..................      $   124           $ --        $1,030    $1,931
Loss on joint venture.................................           --             --            --     2,221
Interest income.......................................         (282)            (2)          (37)     (106)
Other, net............................................        2,063            (32)        2,987     1,484
                                                            -------           ----        ------    ------
     Total............................................      $ 1,905           $(34)       $3,980    $5,530
                                                            -------           ----        ------    ------
                                                            -------           ----        ------    ------

15. INCOME TAXES

     Provision for income tax expense for continuing operations consists of the following:

                                                         TEN MONTHS       TWO MONTHS         YEAR ENDED
                                                           ENDED           ENDED           SEPTEMBER 30,
                                                         SEPTEMBER 30,    NOVEMBER 29,    ----------------
                                                            1999            1998           1998      1997
                                                         -------------    ------------    ------    ------
Domestic..............................................      $  (344)          $344        $5,722    $   --
Foreign...............................................          886            240           485     1,204
                                                            -------           ----        ------    ------
Income tax provision..................................      $   542           $584        $6,207    $1,204
                                                            -------           ----        ------    ------
                                                            -------           ----        ------    ------

                            HARVARD INDUSTRIES, INC.

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

15. INCOME TAXES--(CONTINUED)

     Deferred income taxes result from temporary differences in the recognition of revenue and expense for tax and financial statement purposes. The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at September 30, 1999 and 1998 are as follows:

     Deferred tax assets:

                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1999         1998
                                                              ---------    --------
Net operating loss carry forwards..........................   $ 124,118    $ 96,788
Pension and post-retirement benefits obligations...........      45,901      34,264
Reorganization items capitalizable for tax purposes........       4,094       4,094
Reserves and accruals not yet recognized for tax
  purposes.................................................     102,304     116,546
                                                              ---------    --------
     Total.................................................     276,417     251,692
Less valuation allowance...................................    (221,108)   (201,354)
                                                              ---------    --------
     Total deferred tax assets.............................   $  55,309    $ 50,338
                                                              ---------    --------
                                                              ---------    --------

     The Company believes it will more likely than not be able to realize its net deferred tax assets of $55,309 by offsetting it against deferred tax liabilities related to existing temporary differences that would reverse in the carry forward period. The Company has established a valuation allowance for certain of its gross deferred tax assets which exceed such deferred tax liabilities.

     The change in the valuation allowance in 1999 and 1998 primarily represents recognition of the deferred tax asset related to reserves and accruals not yet recognized for tax purposes.

     Deferred tax liabilities:

                                                                   SEPTEMBER 30,
                                                                 ------------------
                                                                  1999       1998
                                                                 -------    -------
Depreciation..................................................   $61,845    $51,580
Other.........................................................     2,007      3,103
                                                                 -------    -------
Total deferred tax liabilities................................   $63,852    $54,683
                                                                 -------    -------
                                                                 -------    -------

     The net deferred tax liabilities of $8,543 and $4,345 are included in other liabilities in the consolidated balance sheets at September 30, 1999 and 1998, respectively.

                            HARVARD INDUSTRIES, INC.

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

15. INCOME TAXES--(CONTINUED)

     The following reconciles the statutory federal income tax expense (benefit), computed at the applicable federal tax rate, to the effective income tax expense:

                                                    TEN MONTHS       TWO MONTHS           YEAR ENDED
                                                       ENDED           ENDED             SEPTEMBER 30,
                                                    SEPTEMBER 30,    NOVEMBER 29,    ---------------------
                                                       1999             1998           1998        1997
                                                    -------------    ------------    --------    ---------
Tax expense (benefit) at statutory rate..........     $ (31,665)       $(16,511)     $(16,863)   $(135,879)
State income taxes, net of federal benefit.......         2,093             419         1,529          549
Permanent items..................................        17,963              35         1,241       43,105
Earnings of foreign subsidiaries subject to a
  different tax rate.............................           132              36           134          109
U.S. Federal Minimum Tax.........................            --              --           500           --
Amount for which no tax benefit is recognized....        12,019          16,605        19,666       93,320
                                                      ---------        --------      --------    ---------
     Actual tax expense from continuing
       operations................................     $     542        $    584      $  6,207    $   1,204
                                                      ---------        --------      --------    ---------
                                                      ---------        --------      --------    ---------

     At September 30, 1999, the Company had available net operating loss carryforwards and general business tax credits of approximately $310,760 for Federal income tax purposes. These carryforwards expire in the years 2003 through 2009. Of this total, approximately $291,000 is subject to current limitation under Section 382 of the Tax Code and approximately $27,700 is subject to the "SRLY" limitations of the Income Tax Regulations. These tax attributes are reduced by income realized as a result of the reorganization plan, in particular, any discharge of indebtedness income ("COD Income") excluded from income pursuant to Section 108 of the Tax Code. In addition, because the reorganization resulted in an "ownership change" (as defined in Section 382 of the Tax Code), the availability of any NOLs remaining after reduction for COD income to offset income of the Company after the Effective Date is limited. Under the Tax Code, a taxpayer is generally required to include COD income in gross income. COD income is not includable in gross income unless it arises in a case under the Bankruptcy Code. Instead, COD income otherwise includable in gross income is generally applied to reduce certain tax attributes in the following order: NOLs, general business credit carryovers, minimum tax credit carryovers, capital loss carryovers, the taxpayer's basis in property and foreign tax credit carryovers. Discharge under the reorganization plan of certain of the General Unsecured Claims, in particular the Senior Notes, resulted in the realization of COD income, which reduced the tax attributes of the Company by the difference between the fair market value of the consideration received by the creditors and the amount of the discharged indebtedness.

16. COMPREHENSIVE INCOME

     Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which was adopted as of October 1, 1998, establishes a standard for reporting and displaying comprehensive income and its components within the financial statements. Comprehensive income includes charges and credits to equity that are not the result of transactions with shareholders. Comprehensive income is composed of two subsets--net income and other comprehensive income. Included in other comprehensive income for the Company are cumulative translation adjustments and minimum pension liability adjustments. These adjustments are disclosed within the Consolidated Statement of Shareholders' Equity (Deficiency). As of September 30, accumulated other

                            HARVARD INDUSTRIES, INC.

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

16. COMPREHENSIVE INCOME--(CONTINUED)

comprehensive income/(loss), as reflected in the consolidated statement of shareholders' equity, was comprised of the following:

                                                                   1999      1998       1997
                                                                   ----    --------    -------
Minimum pension liability adjustments...........................   $ --    $ (8,902)   $(3,665)
Cumulative translation adjustments..............................    525      (2,991)    (1,930)
                                                                   ----    --------    -------
                                                                   $525    $(11,893)   $(5,595)
                                                                   ----    --------    -------
                                                                   ----    --------    -------

     The amounts reflected at September 30, 1998 were eliminated as of November 29, 1998 as part of Fresh Start Reporting.

17. RELATED PARTY TRANSACTIONS

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

     The Termination, Consulting and Release Agreement provided for Mr. Naimoli to receive vested benefits which had accrued prior to termination, and Mr. Naimoli agreed to act as a consultant to the Company for three years after termination. The Company charged selling, general and administrative expense for all of the fees and benefits related to the Agreement amounting to in excess of $3,000 in the second quarter of 1997.

     On June 19, 1997, the Company applied to the Court for an Order authorizing the rejection of the Agreement, and on July 16, 1997, Mr. Naimoli filed an objection to the Company's motion. A stipulation resolving all claims of Mr. Naimoli arising out of his employment and shareholder and other relationships with the Company was approved by the Court on April 9, 1999. In conjunction with said stipulation, the Company paid life insurance premiums on behalf of Mr. Naimoli, in the amount of $269, and assigned the benefits of the underlying life insurance policy, paid in full, to him. On May 1, 1999, the Company agreed to retain Vincent J. Naimoli as a consultant for a period of five months for a fee of $97.

     Mr. Naimoli is a stockholder of Nice and Easy Travel & Co., Inc. ("Nice and Easy"), a travel agency, which agreed to act as exclusive travel agent and to arrange travel services in such capacity for the Company and its employees and representatives, beginning in December 1994. It had been agreed that with respect to travel services rendered to the Company by Nice and Easy, the latter rebates to the Company five percent through February 10, 1995 and three percent thereafter of annual billings to the Company for travel business. During the year ended September 30, 1997 Nice and Easy billed the Company, $2,100 for travel services and rebated $28 to the Company in 1997.

     In October 1995, the Board of Directors of the Company approved the lease of a private suite at the Tropicana Field in St. Petersburg, Florida for Tampa Bay Devil Rays baseball. Mr. Naimoli is the Managing General Partner of Tampa Bay Devil Rays, Ltd. Management agreed with two other partners to share in the cost of the suite, thereby reducing the suite cost to $20 per annum. In connection with the transaction, the Board determined that the transaction was fair and on terms comparable to those which would be obtained from a third party in an arm's-length transaction. The Tampa Bay Devil Rays filed a claim in the Chapter 11 proceeding for the unpaid balance of the suite subscription but did not provide Harvard access to the private suite according to the lease agreement. In May of 1999, the Company applied to the Court for an Order directing the Tampa Bay

                            HARVARD INDUSTRIES, INC.

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

17. RELATED PARTY TRANSACTIONS--(CONTINUED)

Devil Rays to turn over the down payment made by Harvard. A stipulation resolving all claims of the Tampa Bay Devil Rays and Harvard arising out of this transaction was approved by the Court on November 10, 1999.

     The Company paid in 1997 to The Blackstone Group, LP, an investment banking firm of which Mr. Hoffman, a former Director of the Company, is a partner, $54 for expenses and $75 as an up-front fee for additional advice rendered in structuring alternatives to enhance shareholder value and to pay designated success fees in the event such alternatives are effected and consummated successfully.

18. COMMITMENTS AND CONTINGENT LIABILITIES

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

     Alsco, Inc. ("Alsco"), a predecessor of Harvard, was the former owner and operator of a manufacturing facility located in Gnadenhutten, Ohio. The Alsco division of Harvard was sold in August 1971 to Anaconda Inc. Subsequently, Alsco became Alsco-Anaconda, Inc., a predecessor to an entity now merged with and survived by the Atlantic Richfield Company ("ARCO"). The facility, when acquired by ARCO's predecessor, consisted of an architectural manufacturing plant, office buildings, a wastewater treatment plant, two sludge settling basins and a sludge pit. The basins and pit were used for treatment and disposal of substances generated from its manufacturing processes. The basins, pit and adjacent wooded marsh were proposed for inclusion on EPA's National Priorities List in October 1984. Those areas were formally listed by the EPA as the "Alsco-Anaconda Superfund Site" in June 1986.

     On December 28, 1989, EPA issued a unilateral administrative order pursuant to Section 106 of CERCLA, to Harvard and ARCO for implementation of the remedy at the Alsco-Anaconda Superfund Site. Litigation between Harvard and ARCO subsequently commenced in the United States District Court for the Northern District of Ohio regarding allocation of response costs. Pursuant to a Settlement Agreement dated January 16, 1995, Harvard agreed to pay ARCO $6,250 (as its share of up to $25,000 of the cleanup and environmental costs at the Alsco-Anaconda Superfund Site). In twenty equal quarterly installments with accrued interest at the rate of 9% per annum, of which nine installments were paid through May 7, 1997. In return, ARCO assumed responsibility for cleanup activities at the site and agreed to indemnify Harvard against any environmental claims below the cap. If cleanup costs should exceed $25,000, the parties will be in the same position as if the litigation was not settled. Based on information provided by ARCO, Harvard believes that ARCO has completed 100% of the cleanup of the 4.8-acre National Priorities List site and 80% of the cleanup of the property adjacent to the National Priorities List site. Total costs are expected to be in the range of $19,000 Due to the Chapter 11 Cases, payments to ARCO, pursuant to the Settlement Agreement, have been suspended. ARCO Environmental Remediation, LLC, ARCO's successor, made a claim in the Chapter 11 Cases for all amounts that ARCO is owed under the Settlement Agreement or, in the alternative, for all amounts that ARCO has expended or may expend for cleanup of the site. The Company has agreed to assume the Settlement Agreement with the modification that the Company will pay ARCO $575 in cash in full satisfaction of its claim. This payment was made in December, 1998.

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

18. COMMITMENTS AND CONTINGENT LIABILITIES--(CONTINUED)

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

     Motorola, West Company and Harman completed construction of the EPA remedy pursuant to a cost-sharing arrangement whereby Harman owed West Company and Motorola a total of approximately $557 payable in twenty equal installments. Payments were suspended due to the Chapter 11 cases. West Company and Motorola each filed a claim for the remaniing amounts due them in the amount of approximately $139. The claims were allowed under the Plan and are payable in common stock of the Company.

     Effective June 30, 1993, the PRPs reached a settlement among themselves. Harman, together with Motorola and West Company, completed the agreed-upon work for the first phase of administrative proceedings, as outlined above, which included final construction and initial testing of the cleanup system. In addition, Harman, Motorola and West Company each agreed to pay General Electric the sum of $800 in return for General Electric's agreement to assume liability for, and indemnify and hold Harman and the others harmless against, EPA's cost recovery claim, to undertake operation and maintenance of the cleanup system and to construct, operate and maintain any other proposed system that may be required by EPA, and to conduct any further work required concerning further phases of work at the Vega Alta Site. Harman's settlement payment to General Electric was being made in 20 equal quarterly installments, which commenced in January 1995, with 9% interest per annum. However, due to the current bankruptcy proceedings, payments have been suspended . General Electric filed a claim in the Chapter 11 Cases for the remaining amounts due it pursuant to the Settlement Agreement. On December 29, 1998, the Bankruptcy Court approved the Company's Assumption and Modification of the Settlement Agreement whereby the Company paid General Electric a total of $300 in three installments of $100 in settlement of its claim. Harman, West Company and Motorola retained liability for any cleanup activities that may in the future be required by EPA at their respective facilities due to their own actions, for toxic tort claims and for natural resource damage claims. As of December 23, 1999, two installments totaling $200 had been paid.

     Pursuant to a letter dated January 31, 1994 and subsequent notices since that date, Harman and the other PRPs have been put on notice of potential claims for damages, allegedly suffered by the owners and operators of farms located in the vicinity of the Vega Alta Site. If Harman were to be found liable in any future lawsuit, some of the alleged damages (e.g., personal injury, property and punitive damages) would not be covered by the settlement agreement with General Electric. In a letter to General Electric's counsel, counsel for the owners and operators alleged estimated losses of approximately $400 "based primarily on lost income stream," purportedly based on certain assumptions concerning the value of the property, its potential for development and groundwater contamination issues. At this time, however, Harman has no information that would support such unindemnified claims, and believes the claims to be speculative.

     On August 25, 1997, the Company was notified by the Michigan Department of Environmental Quality ("MDEQ") that it is a responsible person as defined in the Michigan Natural Resources and Environmental

                            HARVARD INDUSTRIES, INC.

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

18. COMMITMENTS AND CONTINGENT LIABILITIES--(CONTINUED)

Protection Act. On October 15, 1998, the Bankruptcy Court issued an order expunging MDEQ's claim because it was filed after the bar date. MDEQ may bring an action for injunctive relief in the future.

     By letter dated June 4, 1996, the American Littoral Society ("ALS"), a public interest group operated through the Environmental Law Clinic of the Widener University School of Law, sent a notice letter to the Company pursuant to the Clean Water Act threatening suit based on past and anticipated future discharges to the Schuykill River in excess of the limits established in the National Pollutant Discharge Elimination System permit ("NPDES") for the Pottstown, Pennsylvania plant. Doehler-Jarvis' Pottstown plant has been and is currently operating under an expired but still effective NPDES permit. The plant's wastewater treatment system (or use "equipment") is not capable of achieving routine compliance with certain discharge limitations, including limits for phenol, oil, grease and total dissolved solids. The Pottstown plant has been attempting to solve this problem by arranging to convey its effluent to the Pottstown Public Owned Treatment Works ("Pottstown POTW"). In March 1997, the Company entered into a consent decree with ALS whereby the Pottstown plant is required to construct a wastewater recycling system by December 31, 1997. In addition, the Company agreed to pay a civil penalty of $1,000 and $125 penalty from a parallel consent decree. The Company has met its construction schedule but the $1,125 in penalties has not been paid. Such penalty is a prepetition liability, payable in common stock of the Company. The $125 penalty was allowed as a claim by order of the Bankruptcy court payable in common stock of the Company.

     As of September 30, 1999, and in addition to the above matters, the Company has received information requests, or notifications from EPA, state agencies, and private parties alleging that the Company is a PRP pursuant to the provisions of CERCLA or analogous state laws; or is currently participating in the remedial investigation or closure activities at 22 other sites. In accordance with the Company's policies and based on consultation with legal counsel, the Company has provided environmental related accruals of $7,000 as of September 30, 1999. Furthermore, the Company does not expect to use a material amount of funds for capital expenditures related to currently existing environmental matters. Various environmental matters are currently being litigated, however, and potential insurance recoveries, other than those noted, are unknown at this time.

     While it is not feasible to predict the outcome of all pending environmental suits and claims, based on the most recent review by management of these matters and after consultation with legal counsel, management is of the opinion that the ultimate disposition of these matters will not have a material adverse effect on the financial position or results of operations of the Company.

LEGAL PROCEEDINGS

     In June 1995, a group of former employees of the Company's subsidiary, Harman Automotive-Puerto Rico, Inc., commenced an action against the Company and individual members of management in the Superior Court of the Commonwealth of Puerto Rico seeking approximately $48,000 in monetary damages and unearned wages relating to the closure by the Company of the Vega Alta, Puerto Rico plant previously operated by such subsidiary. Claims made by the plaintiffs in such action include the following allegations: (i) such employees were discriminated against on the basis of national origin in violation of the laws of Puerto Rico in connection with the plant closure and that, as a result thereof, the Company is alleged to be obligated to pay unearned wages until reinstatement occurs, or in lieu thereof, damages, including damages for mental pain and anguish; (ii) during the years of service, plaintiffs were provided with a one-half hour unpaid meal break, which is alleged to violate the laws of Puerto Rico, providing for a one-hour unpaid meal break and demand to be paid damages and penalties and request seniority which they claim was suspended without jurisdiction; and (iii) plaintiffs were paid pursuant to a severance formula that was not in accordance with the laws of Puerto Rico, which payments were conditioned upon the plaintiffs executing releases in favor of the Company, and that, as a result thereof, they allege that they were discharged without just cause and are entitled to a statutory severance formula. Any recovery is payable in common stock of the Company.

                            HARVARD INDUSTRIES, INC.

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

18. COMMITMENTS AND CONTINGENT LIABILITIES--(CONTINUED)

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

     On June 23, 1999, John C. Gilbert, Eugene Appling, Robert A. LaClair, John
E. Malkulan, Christiane J. Myers, Kenneth McKnight, Thomas F. Klejta, and Fern
M. Yerger, on behalf of themselves and a class of persons similarly situated filed an action against the Companies in the United States District Court for the Northern District of Ohio seeking a declaration that the termination of insurance benefits violates ERISA and the Labor Management Relations Act ("LMRA") and seeking unspecified damages resulting from the anticipated termination of benefits. The Companies filed a motion to transfer the Ohio action to Pennsylvania because the Pennsylvania action was the first filed action and is the more convenient forum for the resolution of the issues. The United States District Court for the Eastern District of Pennsylvania dismissed the Pennsylvania action finding that the United States District Court for the Northern District of Ohio was a more appropriate venue. The motion by the Companies to dismiss the Ohio action was denied and the Companies are vigorously defending the action in Ohio. Based on information currently available, management of the Company believes, after consultation with legal counsel, that the result of such claims and litigation will not have a material adverse effect on the financial position or results of operations of the Company.

     The Company is also a party to various claims and routine litigation arising in the normal course of its business. Based on information currently available, management of the Company believes, after consultation with legal counsel, that the result of such claims and litigation, including the above mentioned claims, will not have a material adverse effect on the financial position or results of operations of the Company.

19. LEASES

     Rent expense under operating leases, consisted of the following:

                                                         TEN MONTHS       TWO MONTHS         YEAR ENDED
                                                           ENDED           ENDED           SEPTEMBER 30,
                                                         SEPTEMBER 30,    NOVEMBER 29,    ----------------
                                                            1999            1999           1998      1997
                                                         -------------    ------------    ------    ------
Rent Expense..........................................      $ 4,052           $710        $4,354    $5,624

     The following is a schedule of future annual minimum rental payments, principally for machinery and equipment required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of September 30, 1999.

YEARS ENDING SEPTEMBER 30                                                    AMOUNT
--------------------------------------------------------------------------   ------
2000......................................................................   $2,053
2001......................................................................    1,525
2002......................................................................    1,127
2003......................................................................      661
2004......................................................................      488

                            HARVARD INDUSTRIES, INC.

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

20. RETIREMENT PLANS

     The Company sponsors various defined benefit pension and savings (principally 401(k)) plans covering substantially all employees. Expense under these plans amounted to $833 in 1999 (including a curtailment gain of $2,818) $10,248 in 1998 (including a curtailment loss of $7,182), and $3,619 in 1997. The Company annually contributes to the pension plans amounts that are actuarially determined to provide the plans with sufficient assets to meet future benefit payment requirements. The Company contributes to the savings plans amounts that are directly related to employee contributions.

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

     In addition, the Company participates in several multi-employer pension plans for the benefit of certain union members. The Company's contributions to these plans amounted to $450 in 1999, $349 in 1998, and $459 in 1997. Under the Multi-Employer Pension Plan Amendments Act of 1980, if the Company were to withdraw from these plans or if the plans were to be terminated, the Company would be liable for a portion of any unfunded plan benefits that might exist. Information with respect to the amount of this potential liability is not readily available.

     Pension expense for all of the Company's defined benefit pension plans consisted of the following:

                                              TEN MONTHS       TWO MONTHS                YEAR ENDED
                                                 ENDED           ENDED                 SEPTEMBER 30,
                                              SEPTEMBER 30,    NOVEMBER 29,    ------------------------------
                                                 1999             1998            1998             1997
                                              -------------    ------------    -------------    -------------
Service cost...............................     $   3,343        $    497        $   2,988        $   2,823
Interest cost..............................         9,846           1,608            9,584            8,790
Expected return on plan assets.............       (11,250)         (2,063)         (23,265)         (17,378)
Net amortization and deferral..............             0               0           12,806            8,318
Curtailment (gain) loss....................        (2,818)              0            7,182                0
                                                ---------        --------        ---------        ---------
Net periodic pension cost (income).........     $    (879)       $     42        $   9,295        $   2,553
                                                ---------        --------        ---------        ---------
                                                ---------        --------        ---------        ---------

     During 1999, the Company recorded curtailment gains of $2,818 primarily to reflect the curtailment of benefits due to the sale of its Kingston-Warren business. The gain was included as a component of the loss on disposal.

     During 1998, the Company recorded net curtailment losses of $7,182 primarily to reflect the curtailment of defined benefit plans due to the Toledo plant shutdown, which was recorded as an increase in cost of sales.

                            HARVARD INDUSTRIES, INC.

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

20. RETIREMENT PLANS--(CONTINUED)

     The following tables set forth reconciliations of the beginning and ending balances of the benefit obligation, fair value of plan assets, funded status and amounts recognized in the Consolidated Balance Sheets related to the defined benefit plans.

                                                                 SEPTEMBER 30,
                                                             ----------------------
                                                               1999         1998
                                                             ---------    ---------
                                                                  (THOUSANDS)
Change in benefit obligation:
  Benefit obligation at beginning of year.................   $ 162,771    $ 119,554
  Service cost............................................       3,840        2,988
  Interest cost...........................................      11,454        9,584
  Actuarial (gain) loss...................................     (18,034)      34,788
  Benefits paid...........................................     (11,469)      (8,900)
  Business combinations...................................       8,120            0
  Plan amendments.........................................           0       11,939
  Curtailments............................................      (2,818)      (7,182)
                                                             ---------    ---------
  Benefit obligation at end of year.......................   $ 153,864    $ 162,771
                                                             ---------    ---------
                                                             ---------    ---------
Change in plan assets:
  Fair value of plan assets at beginning of year..........     144,784      121,943
  Actual return on plan assets............................      10,801       24,156
  Employer contributions..................................       5,651        7,585
  Business combinations...................................      (3,194)           0
  Benefits paid...........................................     (11,469)      (8,900)
                                                             ---------    ---------
  Fair value of plan assets at end of year................   $ 146,573    $ 144,784
                                                             ---------    ---------
                                                             ---------    ---------
Reconciliation of funded status:
  Funded status...........................................      (7,291)     (17,987)
  Unrecognized prior service cost.........................           0        2,312
  Unrecognized actuarial (gain) loss......................     (17,614)      18,082
  Contributions after measurement date....................       2,178            0
                                                             ---------    ---------
  Net amount recognized...................................   $ (22,727)   $   2,407
                                                             ---------    ---------
                                                             ---------    ---------
Amounts recognized in consolidated balance sheets:
  Prepaid benefit cost....................................       4,475       18,676
  Accrued benefit cost....................................     (27,202)     (26,970)
  Intangible asset........................................           0        1,799
  Additional minimum pension liability....................           0        8,902
                                                             ---------    ---------
  Net amount recognized...................................   $ (22,727)   $   2,407
                                                             ---------    ---------
                                                             ---------    ---------

     In determining the projected benefit obligation, the assumed discount rate was 8.0% and 7.2% for 1999 and 1998, respectively. The expected long-term rate of return on assets, used in determining net periodic pension cost (income), was 9.5% for 1999 and 1998.

     The Company entered into a Settlement Agreement (the "Settlement Agreement"), dated as of July 26, 1994, with the Pension Benefit Guaranty Corporation (the "PBGC") pursuant to which the Company agreed to make contributions to certain of its underfunded pension plans. These contributions were in addition to the minimum statutory funding requirements with respect to such plans. Pursuant to the Settlement Agreement, the Company made additional contributions to its underfunded pension plans in an amount aggregating $6,000 on

                            HARVARD INDUSTRIES, INC.

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

20. RETIREMENT PLANS--(CONTINUED)

August 2, 1994 and $1,500 quarterly thereafter through September 30, 1997. The Settlement Agreement, among other things, includes a covenant restricting the Company's ability to redeem the PIK Preferred Stock and a covenant not to create or suffer to exist a lien upon any of its assets to secure both the 12% and 11 1/8% Senior Notes unless contemporaneously therewith effective provision is made to equally and ratably secure the Company's potential "unfunded benefit liabilities" (as defined in Section 4001(a)(18) of the Employee Retirement Income Security Act). Subsequent to September 30, 1998, the settlement agreement was terminated and the PBGC and the Company entered into a new agreement. In order to secure minimum funding contributions required for the Doehler-Jarvis Plan and underfunding of the Doehler-Jarvis Plan, Harvard provided the PBGC, for the benefit of the Doehler-Jarvis Plan and PBGC, with a pledge of new common stock of Reorganized Harvard ("New Common Stock"), in an amount equal to what the PBGC would have received as an unsecured general creditor of Harvard having an allowed Class 5 Claim (as such term is defined in the Plan of Reorganization) of $18,700, less the amount of all contributions made after April 15, 1998 but prior to the Effective Date. The number of shares of New Common Stock received by the PBGC is 399,156.

     In January 1999, the Company adopted a Supplemental Employee Retirement Plan ("SERP"), the provisions of which were effective January 1, 1998. Such plan was subsequently amended in July 1999. In connection with such amendment the Company reversed approximately $5,500 of previously provided charges associated with such SERP.

21. POST-RETIREMENT BENEFITS OTHER THAN PENSIONS

     Certain of the Company's subsidiaries provide post-retirement health care and life insurance benefits for all salaried and for hourly retirees of certain of its plants. The obligation, as of September 30, 1999 and 1998 was determined by utilizing a discount rate of 8.0% and 7.2% respectively, and a graded medical trend rate projected at annual rates ranging ratably from 3.5% and 6.5% in 1999 to 3.5% by the year 2001 and remain level thereafter. Since the Company does not fund post-retirement benefit plans, there are no plan assets.

     The net periodic post-retirement benefit cost included the following components:

                                              TEN MONTHS       TWO MONTHS               YEAR ENDING
                                                ENDED           ENDED                  SEPTEMBER 30,
                                              SEPTEMBER 30,    NOVEMBER 29,    ------------------------------
                                                 1999            1998             1998             1997
                                              -------------    ------------    -------------    -------------
Service cost...............................      $   784           $157           $ 1,100          $ 1,593
Interest on accumulated post-retirement
  benefit obligation.......................        5,797            827             5,827            6,955
Net amortization and deferral..............          (11)             0            (1,337)            (959)
Curtailment gains..........................         (415)             0            (2,792)          (8,249)
                                                 -------           ----           -------          -------
Net periodic post-retirement benefit cost
  (benefit)................................      $ 6,155           $984           $ 2,798          $  (660)
                                                 -------           ----           -------          -------
                                                 -------           ----           -------          -------

     During 1999, the Company recorded a curtailment gain to reflect the curtailment of medical benefits due to the sale of its Kingston-Warren business. The gain was recorded as a component of the loss on disposal. During 1998, the Company recorded a curtailment gain to reflect the curtailment of medical benefits at one plant of Doehler-Jarvis, which was recorded as a reduction in cost of sales. During the fourth quarter of 1997 the company recorded curtailment gains of $8,249 to reflect the curtailment of medical benefits at one plant and for all active salaried employees of Doehler-Jarvis.

                            HARVARD INDUSTRIES, INC.

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

21. POST-RETIREMENT BENEFITS OTHER THAN PENSIONS--(CONTINUED)

     The following table sets forth reconciliations of the beginning and ending balances of the post-retirement benefit obligation, funded status and amounts recognized in the Consolidated Balance Sheets related to post-retirement medical and life insurance benefits:

                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1999         1998
                                                              ---------    --------
Change in benefit obligation:
  Benefit obligation at beginning of year..................   $  92,290    $ 78,433
  Service cost.............................................         941       1,100
  Interest cost............................................       6,624       5,827
  Actuarial (gain) loss....................................     (10,986)     14,121
  Business combinations....................................      11,502           0
  Benefits paid............................................      (7,197)     (4,399)
  Curtailments.............................................        (415)     (2,792)
                                                              ---------    --------
  Benefit obligation at end of year........................   $  92,759    $ 92,290
                                                              ---------    --------
                                                              ---------    --------
Change in plan assets:
  Fair value of plan assets at beginning of year...........           0           0
  Employer contributions...................................       7,197       4,399
  Benefits paid............................................      (7,197)     (4,399)
                                                              ---------    --------
  Fair value of plan assets at end of year.................   $       0    $      0
                                                              ---------    --------
                                                              ---------    --------
Reconciliation of funded status:
  Funded status............................................     (92,759)    (92,290)
  Unrecognized actuarial (gain) loss.......................     (10,975)     (5,337)
                                                              ---------    --------
  Net amount recognized....................................   $(103,734)   $(97,627)
                                                              ---------    --------
                                                              ---------    --------
  Included in accrued expenses.............................       7,000       2,112
                                                              ---------    --------
  Noncurrent postretirement benefit obligations............   $  96,734    $ 95,515
                                                              ---------    --------
                                                              ---------    --------

     The effect of a 1% annual increase in the assumed cost trend rates discussed above would increase the accumulated post-retirement obligation at September 30, 1999 by approximately $11,611, and would increase the aggregate of the service and interest cost components by approximately $910.

     The effect of a 1% annual decrease in the assumed cost trend rates discussed above would decrease the accumulated post-retirement obligation at September 30, 1999 by approximately $11,263 and would decrease the aggregate of the service and interest cost components by approximately $882.

22. PREFERRED STOCK

     On March 24, 1999, the Board of Directors of Harvard Industries, Inc., a Delaware corporation (the "Company"), declared a dividend of one preferred share purchase right ("Right") on each outstanding share of the Company's common stock, par value $0.01 per share (the "Common Shares"), payable to stockholders of record on April 5, 1999 (the "Record Date"). Each Right, when exercisable, entitles the holder thereof to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (the "Preferred Shares"), of the Company at an exercise price of $30 per one one-hundredth of a Preferred Share (the "Purchase Price"), subject to adjustment. The terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between the Company and State Street Bank and Trust Company, a Massachusetts trust company, as Rights Agent.

                            HARVARD INDUSTRIES, INC.

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

22. PREFERRED STOCK--(CONTINUED)

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

23. STOCK OPTIONS

     On December 9, 1998, the Board of Directors approved a Stock Incentive Plan (the "Plan") (regarding stock option awards), which provides for up to 2,229,102 shares of the Company's Common Stock to be granted to members of the Board of Directors and key employees. Options under the plan were granted at the fair market value on the date of grants and have an exercise period of ten years. Options under the Director's plan vest 100% at the date of grant while the key employee's plan become exercisable at 33 1/3% per year.

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

     The Company has elected the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and applies APB Opinion No. 25 and related interpretations in accounting for the Plan. If the Company had elected to recognize compensation cost based on the fair value of awards under the Plan at grant dates, the Company's pro forma net loss for the ten months ended September 30, 1999 would have been ($93,021), and pro forma loss per share would have been ($10.34). The fair value of the Company's stock options used to compute pro forma net income and earnings per share is the estimated present value at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate 5.7%; expected life of 5 years; expected votality of 51.6%; and dividend yield of 0%.

     A summary of the Company's stock option activity under the Plan is as follows:

                                                     KEY                                  EXERCISE PRICE
                                                  EMPLOYEES    DIRECTORS      TOTAL      RANGE PER SHARE
                                                  ---------    ---------    ---------    ----------------
Granted 1999...................................   1,845,000     120,000     1,965,000      $6.10 to $7.50
Exercised......................................          --          --            --                   0
Cancelled......................................          --          --            --                   0
                                                  ---------     -------     ---------
Balance 9/30/99................................   1,845,000     120,000     1,965,000      $6.10 to $7.50
                                                  ---------     -------     ---------
                                                  ---------     -------     ---------
1999...........................................     615,000      40,000       655,000      $6.10 to $7.50
                                                  ---------     -------     ---------
                                                  ---------     -------     ---------

                            HARVARD INDUSTRIES, INC.

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

23. STOCK OPTIONS--(CONTINUED)

     The following table summarizes the status of stock options outstanding and exercisable under the Plan at September 30, 1999:

                                          OPTIONS OUTSTANDING                       OPTIONS EXERCISEABLE
              RANGE OF      -----------------------------------------------     ----------------------------
              EXERCISE                    WTD. AVG.          WTD. AVG.                        WTD. AVG.
               PRICES        SHARES       EXERCISE PRICE     REMAINING LIFE      SHARES       EXERCISE PRICE
             ----------     ---------     --------------     --------------     ---------     --------------
             $     7.50     1,675,000         $ 7.50              9 yrs           558,278         $ 7.50
             $     6.10       290,000         $ 6.10              9 yrs            96,324         $ 6.10
                            ---------                                           ---------
                  Total     1,965,000         $ 7.29              9 yrs           654,602         $ 7.29
                            ---------                                           ---------
                            ---------                                           ---------

     On November 24, 1998 the Company's plan of reorganization became effective and all stock options authorized, granted or exercised were cancelled along with the Old Common Stock.

     However, for historical purposes, the following information is presented outlining the plans in existence prior to the Company's emergence from bankruptcy.

                                         KEY                                              EXERCISE PRICE
                                      EMPLOYEES    DIRECTORS     ANCHOR       TOTAL      RANGE PER SHARE
                                      ---------    ---------    --------    ---------    ----------------
Balance September 30, 1996.........     186,350      36,000      569,096      791,446     $6.00  to $28.00
                                      ---------     -------     --------    ---------
                                      ---------     -------     --------    ---------
Granted 1997.......................      68,500       8,000           --       76,500     $.8125  to $8.00
Exercised..........................          --          --           --           --
Cancelled..........................     (31,375)         --           --      (31,375)    $8.00  to $28.00
                                      ---------     -------     --------    ---------
Balance September 30, 1997.........     223,475      44,000      569,096      836,571     $.8125 to $28.00
                                      ---------     -------     --------    ---------
                                      ---------     -------     --------    ---------
Granted 1998.......................          --          --           --           --
Exercised..........................          --          --           --           --
Cancelled..........................          --          --           --           --
                                      ---------     -------     --------    ---------
Balance September 30, 1998.........     223,475      44,000      569,096      836,571     $.8125 to $28.00
                                      ---------     -------     --------    ---------
                                      ---------     -------     --------    ---------
Cancelled in connection with
  bankruptcy emergence.............    (223,475)    (44,000)    (569,096)    (836,571)
                                      ---------     -------     --------    ---------
Balance November 29, 1998..........           0           0            0            0
                                      ---------     -------     --------    ---------
                                      ---------     -------     --------    ---------
Exercisable at September 30:
1997...............................     108,200      42,000      369,096      519,296     $.8125 to $28.00
1998...............................     108,200      42,000      369,096      519,296     $.8125 to $28.00
                                      ---------     -------     --------    ---------
                                      ---------     -------     --------    ---------

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

     On August 4, 1994, the Board of Directors granted to Anchor options to purchase 17,000 shares of Common Stock which became exercisable immediately at $13.75 per share and granted Anchor an aggregate of 300,000 additional stock options to purchase 300,000 shares of Common Stock at $14.00 per share, which become exercisable as follows: 100,000--8/16/95; 100,000--8/16/96;
100,000--8/16/97. Such options are exercisable if the closing price of the Company's Common Stock equals or exceeds $20.00 per share for 15 of 30 trading days prior to August 16, 1995 for the first 100,000 options; and $30.00 and $40.00 per share for any 30 trading days

                            HARVARD INDUSTRIES, INC.

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

23. STOCK OPTIONS--(CONTINUED)

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

     The Company has elected to continue to measure compensation cost for its stock option plans using the intrinsic value based method of accounting. No pro forma disclosure of net loss is presented since it is immaterial and antidilutive.

24. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Cash and Cash Equivalents, Accounts Receivable, Accounts Payable and DIP Financing. The carrying value amount approximates fair value because of the short maturity of these instruments.

     Long-Term Debt. The fair value of the Company's Senior Notes is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

     PIK Preferred Stock.  The fair value was determined by quoted market price.

     The estimated fair value of the Company's financial instruments are as follows:

                                                                   SEPTEMBER 30,            SEPTEMBER 30,
                                                               ---------------------    ---------------------
                                                                 1999                     1998
                                                               CARRYING    1999 FAIR    CARRYING    1998 FAIR
                                                                AMOUNT      VALUE        AMOUNT      VALUE
                                                               --------    ---------    --------    ---------
Cash and cash equivalents...................................   $ 21,840     $21,840     $ 11,624     $11,624
Accounts receivable.........................................     35,324      35,324       57,046      57,046
Accounts payable............................................     28,489      28,489       25,098      25,098
DIP financing (including current portion)...................         --          --       39,161      39,161
Senior notes................................................         --          --      309,728     140,543
PIK preferred stock.........................................         --          --      124,637          --

                            HARVARD INDUSTRIES, INC.

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

25. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                       TWO MONTHS     ONE MONTH
FISCAL 1999                              ENDED          ENDED
QUARTERS ENDED                         NOVEMBER 29    DECEMBER 31    MARCH 31    JUNE 30     SEPTEMBER 30
------------------------------------    ---------      ---------     --------    --------      --------
Net sales...........................    $  89,050      $  40,166     $128,727    $129,908      $107,280
Gross profit........................        9,422          4,532       15,057      12,981         8,764
Net loss before extraordinary item..      (48,563)        (4,997)     (14,117)    (14,613)      (47,022)
Extraordinary item..................      206,363             --           --          --        (9,701)
Net income (loss)...................    $ 157,800      $  (4,997)    $(14,117)   $(14,613)     $(56,723)(b)
Earnings (loss) per share of common
  stock
  (basic and diluted)(a):
Net loss before extraordinary item..    $   (6.91)     $   (0.61)    $  (1.71)   $  (1.62)     $  (4.70)
Extraordinary item..................        29.37           0.00         0.00        0.00         (0.97)
                                        ---------      ---------     --------    --------      --------
Net income (loss)...................    $   22.46      $   (0.61)    $  (1.71)   $  (1.62)     $  (5.67)
                                        ---------      ---------     --------    --------      --------
                                        ---------      ---------     --------    --------      --------

FISCAL 1998
QUARTERS ENDED                                       DECEMBER 31    MARCH 31    JUNE 30     SEPTEMBER 30
--------------------------------------------------   -----------    --------    --------    ------------
Net sales.........................................    $ 197,052     $206,339    $169,234      $117,451
Gross profit......................................        5,330       12,248      12,873         3,382
Net loss..........................................    $  (5,519)    $ (3,081)   $ (7,313)     $(39,891)(c)
                                                      ---------     --------    --------      --------
                                                      ---------     --------    --------      --------
Earnings per share of common stock
  (basic and diluted)(a)
Net Loss per share................................    ($   0.79)    ($  0.44)   ($  1.04)     ($  5.68)
                                                      ---------     --------    --------      --------
                                                      ---------     --------    --------      --------

     (a) Year-to-date earnings per share do not equal the sum of the quarterly earnings per share.

     (b) Includes extraordinary loss on early extinguishment of debt and loss on sale of Kingston-Warren.

     (c) Includes charges of $10,000 for deferred compensation arrangement and $13,500 for emergence related costs. Results of operations were also negatively impacted by the General Motors strike which occurred from June 7, 1998 to July 31, 1998.

26. SUBSEQUENT EVENTS

     On October 5, 1999, the Company used part of the proceeds of the sale of the assets of its Kingston-Warren subsidiary to purchase 762,000 shares of its common stock in a private transaction at an aggregate cost of approximately $4,950.

     On December 21, 1999, the Company sold the land and building and certain machinery and equipment of the Ripley, TN facility of its Hayes-Albion subsidiary for approximately $2,325 in cash.

ITEM 9. CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANTS

     N/A

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


Date: December 23, 1999            HARVARD INDUSTRIES, INC.

                                   By:    /s/ ROGER G. POLLAZZI
                                       ----------------------------------
                                              Roger G. Pollazzi
                                           Chairman of the Board
                                      Chief Executive Officer and Director

                               POWER OF ATTORNEY

     KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Roger G. Pollazzi, acting individually, as such person's true and lawful attorney-in-fact and agent, with full power of substitution for such person, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file with the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes may do or cause to be done by virtue hereof.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                SIGNATURE                                      TITLE                             DATE
------------------------------------------  -------------------------------------------   -------------------
          /s/ ROGER G. POLLAZZI             Chairman of the Board, Chief                    December 23, 1999
------------------------------------------  Executive Officer and Director
            Roger G. Pollazzi               (Principal Executive Officer)


         /s/ THEODORE W. VOGTMAN            Executive Vice President and Chief              December 23, 1999
------------------------------------------  Financial Officer (Principal Financial
           Theodore W. Vogtman              Officer)


          /s/ KEVIN L. B. PRICE             Vice President, Controller and Treasurer        December 23, 1999
------------------------------------------  (Principal Accounting Officer)
            Kevin L. B. Price


             /s/ JON R. BAUER               Director                                        December 23, 1999
------------------------------------------
               Jon R. Bauer


          /s/ THOMAS R. COCHILL             Director                                        December 23, 1999
------------------------------------------
            Thomas R. Cochill


        /s/ RAYMOND GARFIELD, JR.           Director                                        December 23, 1999
------------------------------------------
          Raymond Garfield, Jr.

                SIGNATURE                                      TITLE                             DATE
------------------------------------------  -------------------------------------------   -------------------

           /s/ DONALD P. HILTY              Director                                        December 23, 1999
------------------------------------------
             Donald P. Hilty


         /s/ GEORGE A. POOLE, JR.           Director                                        December 23, 1999
------------------------------------------
           George A. Poole, Jr.


        /s/ JAMES P. SHANAHAN, JR.          Director                                        December 23, 1999
------------------------------------------
          James P. Shanahan, Jr.


          /s/ RICHARD W. VIESER             Director                                        December 23, 1999
------------------------------------------
            Richard W. Vieser