Form 10-Q
period 1999-12-31
HARVARD INDUSTRIES INC
filed 2000-02-14
CIK 46012

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON FEBRUARY 14, 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
                            ------------------------

             /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of Registrant's Common Stock, as of February 9, 2000 was 9,942,427.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            HARVARD INDUSTRIES, INC.
                                     INDEX

                                                                                                              PAGE
                                                                                                              ----

PART I.  Financial Information:

Item 1.  Financial Statements:

Consolidated Balance Sheets
  September 30, 1999 (Audited)
  and December 31, 1999 (Unaudited)........................................................................    F-2

Consolidated Statements of Operations (Unaudited)
  Two Months Ended November 29, 1998 (Pre-Confirmation)
  One Month-Ended January 3, 1999 and
  Three Months Ended December 31, 1999 (Post-Confirmation).................................................    F-3

Consolidated Statements of Cash Flows (Unaudited)
  Two Months Ended November 29, 1998 (Pre-Confirmation)
  One Month Ended January 3, 1999 and
  Three Months Ended December 31, 1999 (Post-Confirmation).................................................    F-4

Notes to Consolidated Financial Statements--(Unaudited)....................................................    F-5

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................................................   F-10

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

Item 4. Submission of Matters to a Vote of Securities Holders..............................................

Item 5. Other Information..................................................................................

Item 6. Exhibits and Reports on Form 8-K...................................................................

SIGNATURES.................................................................................................

                            HARVARD INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 1999 AND DECEMBER 31, 1999 (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                                                  SEPTEMBER 30,    DECEMBER 31, 1999
                                    ASSETS                                           1999           (UNAUDITED)
                                                                                    ---------          ---------
Current assets:
  Cash and cash equivalents....................................................     $  21,840          $   7,107
  Accounts receivable, net.....................................................        35,324             36,766
  Inventories..................................................................        18,107             16,928
  Prepaid expenses and other current assets....................................         6,453             10,188
                                                                                    ---------          ---------
Total current assets...........................................................        81,724             70,989

Property, plant and equipment, net.............................................        72,358             73,621
Intangible assets, net.........................................................       177,581            167,081
Other assets, net..............................................................         5,490              5,438
                                                                                    ---------          ---------
Total assets...................................................................     $ 337,153          $ 317,129
                                                                                    ---------          ---------
                                                                                    ---------          ---------
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.............................................................     $  28,489          $  26,431
  Accrued expenses.............................................................        57,654             45,729
  Income taxes payable.........................................................         5,885              4,965
                                                                                    ---------          ---------
Total current liabilities......................................................        92,028             77,125
Postretirement benefits other than pensions....................................        96,734             96,643
Other..........................................................................        63,316             65,136
                                                                                    ---------          ---------
Total liabilities..............................................................       252,078            238,904

Commitments and Contingencies..................................................            --                 --

Shareholders' equity:
  Common stock $.01 par value; 50,000,000 shares authorized; 10,234,222 shares issued and outstanding at September 30, 1999 and 10,544,334 shares issued
     and outstanding at December 31, 1999......................................           102                105
  Additional paid-in capital...................................................       174,898            174,895
  Accumulated deficit..........................................................       (90,450)           (92,396)
  Accumulated other comprehensive income.......................................           525                620
  Less--cost of shares of common stock in treasury (762,000 shares at
     December 31, 1999)........................................................            --             (4,999)
                                                                                    ---------          ---------
Total shareholders' equity.....................................................        85,075             78,225
                                                                                    ---------          ---------
Total liabilities and shareholders' equity.....................................     $ 337,153          $ 317,129
                                                                                    ---------          ---------
                                                                                    ---------          ---------

          See accompanying notes to consolidated financial statements.

                            HARVARD INDUSTRIES, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             TWO MONTHS ENDED NOVEMBER 29, 1998 (PRE-CONFIRMATION)
                      ONE MONTH ENDED JANUARY 3, 1999 AND
            THREE MONTHS ENDED DECEMBER 31, 1999 (POST-CONFIRMATION)
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                            PRE-
                                                                        CONFIRMATION         POST-CONFIRMATION
                                                                        ------------    ----------------------------
                                                                        TWO MONTHS       ONE MONTH     THREE MONTHS
                                                                           ENDED           ENDED          ENDED
                                                                        NOVEMBER 29,    JANUARY 3,     DECEMBER 31,
                                                                           1998            1999            1999
                                                                        ------------    -----------    -------------
Sales................................................................    $   89,050     $    40,166     $    83,624
Cost of sales........................................................        79,628          35,634          73,933
                                                                         ----------     -----------     -----------
  Gross profit.......................................................         9,422           4,532           9,691
Selling, general and administrative expense..........................         5,151           3,021           7,174
Amortization of intangible assets....................................           264           5,232          10,500
Interest expense (contractual interest of $6,931 for the two months
  ended November 29, 1998)...........................................         1,636             991             238
(Gain) on sale of operations.........................................            --              --          (6,808)
Other (income) expense, net..........................................           (34)             (7)            148
                                                                         ----------     -----------     -----------
(Loss) income before reorganization items and income taxes...........         2,405          (4,705)         (1,561)
Reorganization items.................................................        50,384              --              --
                                                                         ----------     -----------     -----------
Loss before income taxes and extraordinary item......................       (47,979)         (4,705)         (1,561)
                                                                         ----------     -----------     -----------
Provision for income taxes...........................................           584             292             385
                                                                         ----------     -----------     -----------
Loss before extraordinary item.......................................       (48,563)         (4,997)         (1,946)
                                                                         ----------     -----------     -----------
Extraordinary item-(gain) on forgiveness of debt.....................      (206,363)             --              --
                                                                         ----------     -----------     -----------
  Net (loss) income..................................................    $  157,800     $    (4,997)    $    (1,946)
                                                                         ----------     -----------     -----------
                                                                         ----------     -----------     -----------
PIK Preferred Dividends and Accretion (contractual amount for the two
  months ended November 29, 1998 was $3,219).........................    $       --     $        --     $        --
                                                                         ----------     -----------     -----------
                                                                         ----------     -----------     -----------
  Net (loss) income attributable to common shareholders..............    $  157,800     $    (4,997)    $    (1,946)
                                                                         ----------     -----------     -----------
                                                                         ----------     -----------     -----------
Basic and diluted earnings per share:
Loss before extraordinary item.......................................    $    (6.91)    $     (0.61)    $     (0.20)
Income from extraordinary item.......................................         29.37              --              --
                                                                         ----------     -----------     -----------
  Net (loss) income per share........................................    $    22.46     $     (0.61)    $     (0.20)
                                                                         ----------     -----------     -----------
                                                                         ----------     -----------     -----------
Weighted average number of common shares outstanding.................     7,026,437       8,240,295       9,651,122
                                                                         ----------     -----------     -----------
                                                                         ----------     -----------     -----------

          See accompanying notes to consolidated financial statements.

                            HARVARD INDUSTRIES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             TWO MONTHS ENDED NOVEMBER 29, 1998 (PRE-CONFIRMATION)
                      ONE MONTH ENDED JANUARY 3, 1999 AND
            THREE MONTHS ENDED DECEMBER 31, 1999 (POST-CONFIRMATION)
                           (IN THOUSANDS OF DOLLARS)

                                                                              PRE-
                                                                          CONFIRMATION         POST-CONFIRMATION
                                                                          ------------    ---------------------------
                                                                          TWO MONTHS      ONE MONTH      THREE MONTHS
                                                                            ENDED           ENDED           ENDED
                                                                          NOVEMBER 29,    JANUARY 3,     DECEMBER 31,
                                                                             1998            1999           1999
                                                                          ------------    -----------    ------------
Cash flows related to operating activities:
  Income (loss) from operations before reorganization items............     $  1,821       $  (4,997)     $   (1,946)
  Add back (deduct) items not affecting cash and cash equivalents:
    Depreciation.......................................................        3,503             848           2,059
    Amortization.......................................................          476           5,318          10,560
    (Gain) on sale of operations.......................................           --              --          (6,808)
    (Gain) on disposition of property, plant and equipment.............           --              --             (11)
Changes in operating assets and liabilities net of effects of divestitures and reorganization items:
    Accounts receivable................................................      (15,077)         24,093          (1,650)
    Inventories........................................................       (1,168)         (4,455)            991
    Other current assets...............................................          402          (1,538)         (1,150)
    Accounts payable...................................................       21,676          (6,120)         (2,058)
    Accrued expenses and income taxes payable..........................      (23,745)         (4,620)        (10,081)
    Other noncurrent...................................................       (1,413)           (638)           (782)
                                                                            --------       ---------      ----------
Net cash provided by (used in) operations before reorganization
  items................................................................      (13,525)          7,891         (10,876)
Net cash used by reorganization items..................................       (4,018)         (2,477)             --
                                                                            --------       ---------      ----------
Net cash provided by (used in) operations..............................      (17,543)          5,414         (10,876)
                                                                            --------       ---------      ----------
Cash flows related to investing activities:
  Acquisition of property, plant and equipment.........................       (2,856)         (3,100)         (3,822)
  Net proceeds from sale of operations.................................           --              --           4,964
                                                                            --------       ---------      ----------
Net cash provided by (used in) investing activities....................       (2,856)         (3,100)          1,142
Cash flows related to financing activities:
  Net borrowings under DIP financing agreement.........................        1,062              --              --
  Retirement of creditors unsecured term loan..........................      (25,000)             --              --
  Net borrowings under financing/credit agreement......................       81,425              (9)             --
  Retirement of DIP financing..........................................      (40,360)             --              --
  Deferred financing costs.............................................       (3,338)             --              --
  Purchase of treasury stock...........................................           --              --          (4,999)
                                                                            --------       ---------      ----------
Net cash (used in) provided by financing activities....................       13,789              (9)         (4,999)
                                                                            --------       ---------      ----------
Net increase (decrease) in cash and cash equivalents...................       (6,610)          2,305         (14,733)
Cash and cash equivalents, beginning of period.........................       11,624           5,014          21,840
                                                                            --------       ---------      ----------
Cash and cash equivalents, end of period...............................     $  5,014       $   7,319      $    7,107
                                                                            --------       ---------      ----------
                                                                            --------       ---------      ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid........................................................     $  1,870       $     108      $        3
  Income taxes paid....................................................          228              33           1,348
                                                                            --------       ---------      ----------
                                                                            --------       ---------      ----------

          See accompanying notes to consolidated financial statements.

                            HARVARD INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

1. BASIS OF PRESENTATION AND EMERGENCE FROM BANKRUPTCY

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and fresh start reporting adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. The balance sheet at September 30, 1999 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1999.

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

     The Company continually evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the reorganization value in excess of amounts allocable to identifiable assets or render such assets not recoverable. To determine if reorganization value in excess of amounts allocable to identifiable assets is recoverable, the Company compares the net carrying amounts to undiscounted projected cash flows. If the reorganization asset is not recoverable, the Company would record an impairment based on the difference between the net carrying amount and fair value.

                            HARVARD INDUSTRIES, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

     The following table summarizes unaudited pro forma financial information as if the Plan of Reorganization ("Plan") had become effective on October 1, 1998. The unaudited pro forma financial information combines the Company's operations for the two months ended November 29, 1998 with the one month ended January 3, 1999 and contains adjustments for depreciation expense, pension expense and the amortization of reorganization value in excess of amounts allocable to identifiable assets. The unaudited pro forma financial information does not purport to be indicative of the results which would have been obtained had the Plan been effective as of October 1, 1998, or which may be obtained in the future.

                                                                PRO FORMA ADJUSTMENTS
                                                      ------------------------------------------
                                                      THREE MONTHS
                                                        ENDED
                                                      JANUARY 3,      PRO FORMA
                                                         1999         ADJUSTMENTS    AS ADJUSTED
                                                      ------------    -----------    -----------
                                                                     (UNAUDITED)
Net Sales..........................................     $129,216       $      --     $   129,216
Costs of Sales.....................................      115,262          (1,666)        113,596
                                                        --------       ---------     -----------
Gross Profit.......................................       13,954           1,666          15,620
Selling, General and Administrative Expenses.......        8,172              --           8,172
                                                        --------       ---------     -----------
Operating Income...................................        5,782           1,666           7,448
Other (Income) Expenses
  Interest expense.................................        2,627            (160)          2,467
  Other - net......................................          (41)             --             (41)
  Amortization of reorganization asset.............        5,496          10,200          15,696
                                                        --------       ---------     -----------
     Total other (income) expense..................        8,082          10,040          18,122
                                                        --------       ---------     -----------
Income (loss) before income taxes..................       (2,300)         (8,374)        (10,674)
Reorganization Items...............................       50,384         (50,384)             --
Provision (benefit) for income taxes...............          876              --             876
Extraordinary Item.................................     (206,363)        206,363              --
                                                        --------       ---------     -----------
     Net income (loss).............................     $152,803       ($164,353)    ($   11,550)
                                                        --------       ---------     -----------
                                                        --------       ---------     -----------
Basic and diluted earnings per share...............                                        (1.18)
                                                                                     -----------
                                                                                     -----------
Weighted average number of common and common
  equivalent shares outstanding....................                                    9,770,198
                                                                                     -----------
                                                                                     -----------

     Reorganization expenses included in the consolidated statements of operations are comprised of the following:

                                                                                       TWO MONTHS
                                                                                         ENDED
                                                                                       NOVEMBER 29,
                                                                                          1998
                                                                                       ------------
Fresh Start adjustments to state assets and liabilities at their respective fair
  values............................................................................     $ 50,431
Interest income on cash resulting from Chapter 11 proceedings.......................          (47)
                                                                                         --------
Total...............................................................................     $ 50,384
                                                                                         --------
                                                                                         --------

     Certain prior year amounts have been reclassified in order to conform to the current year presentation.

                            HARVARD INDUSTRIES, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

2. DISPOSITION OF BUSINESS:

     Condensed operating data of operations disposed or being disposed of are as follows:

                                               PRE-
                                           CONFIRMATION         POST-CONFIRMATION
                                           ------------    ----------------------------
                                           TWO MONTHS      ONE MONTH      THREE MONTHS
                                             ENDED           ENDED          ENDED
                                           NOVEMBER 29,    JANUARY 3,     DECEMBER 31,
                                              1998           1999            1999
                                           ------------    -----------    -------------
Sales...................................     $ 33,496        $14,975         $    --
Gross profit............................        2,900          1,065              --

     On December 21, 1999, the Company sold the land and building and certain machinery and equipment of the Ripley, Tennessee facility of its Hayes-Albion subsidiary for approximately $2,325 in cash. The Company recognized a gain of $1,109 on this transaction.

     On December 28, 1999, the Company sold its Farmington Hills facility for gross proceeds of $5,500 in cash and entered into a leaseback agreement with the buyer. The lease has been accounted for as an operating lease, with a term of eight years. The Company recognized a gain of $1,149 on this transaction and deferred $2,028 of gain to be amortized as a reduction of rent expense.

     In January 2000 the Company received $4,550 in cash from Hutchinson as a post-closing adjustment relating to the sale of Kingston-Warren on September 30, 1999. This amount was recorded as a component of gain on sale of operations as an adjustment to the loss on the sale of Kingston-Warren, recorded in fiscal 1999, with a corresponding amount recorded in other receivables as of December 31, 1999.

3. INVENTORIES:

     Inventories consist of the following (unaudited):

                                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                                          1999             1999
                                                                                          -------         --------
Finished goods......................................................................      $ 5,005         $  3,234
Work-in-process.....................................................................        2,918            2,901
Tooling                                                                                     2,132            1,292
Raw materials.......................................................................        8,052            9,501
                                                                                          -------         --------
Total inventories...................................................................      $18,107         $ 16,928
                                                                                          -------         --------
                                                                                          -------         --------

4. LONG-TERM DEBT AND CREDIT AGREEMENTS:

     On September 30, 1999, the Company put in place a new $50,000 revolving credit facility with General Electric Capital Corporation ("GECC"). The Facility is secured by substantially all of the assets of the Company. The interest rate is base rate (prime rate) plus 1.25% or LIBOR plus 2.50% (interest rate at December 31, 1999 was 9.75%). Effective March 2000, the interest rate will be adjusted (up or down) prospectively based upon the Company's achievement of consolidated financial performance targets. The facility commitment terminates on September 30, 2001. No amounts were drawn down on the facility as of September 30, 1999 and December 31, 1999 except for $9,720 of letters of credit.

                            HARVARD INDUSTRIES, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

5. RESTRUCTURING CHARGES:

     During the ten-month period ended September 30, 1999, the Company recorded a $1,200 restructuring charge representing shut-down costs for the Ripley, Tennessee facility. The charge related to severance for approximately 230 hourly and salaried employees ($1,000) and facility shut-down costs ($200). As of December 31, 1999, the Company has completed the severance payments totaling $1,078 and made facility related payments of approximately $95. In connection with the sale of this facility in December 1999, the remaining facility related payments will be made in the second fiscal quarter.

6. EARNINGS PER COMMON SHARE:

     Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders, adjusted to add back dividends or interest on convertible securities, by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. Income (loss) available to common shareholders used in determining both basic and diluted EPS was ($1,946) for the three months ended December 31, 1999, ($4,977) for the one month ended January 3, 1999, $157,800 for the two months ended November 29, 1998, respectively. The weighted average number of shares of common stock used in determining basic and diluted EPS was 9,651,122 for the three months ended December 31, 1999, 8,240,295 for the one month ended January 3, 1999, and 7,026,437 for the two months ended November 29,1998.

     Although on February 9, 2000, 9,942,427 of the Company's 50,000,000 authorized shares were outstanding, net of 794,781 shares of treasury stock, the Registrant's Chapter 11 Plan of Reorganization requires it to issue additional shares to certain claimants in the Bankruptcy case. The exact number of shares to be issued is presently unknown, as certain claims are unliquidated and others are disputed as to amount or validity. However, management estimates that approximately 1,000,000 additional shares will be issued in the process of resolving claims. The issuance of additional shares will not involve additional consideration, and therefore no accounting recognition other than the impact on outstanding share and per share amounts is expected.

     The Company's Reorganization Plan also provides for holders of its Old Common Stock and PIK Preferred Stock to receive in the aggregate approximately 633,000 warrants, expiring November 23, 2003, permitting the purchase of new common shares at an exercise price of $41.67 per share.

     Members of the Company's Board of Directors have each been granted 20,000 shares which vest over four (4) years. A total of 120,000 shares were issued as one director declined the grant and one member of management is ineligible.

     An incentive plan has been authorized by the Board of Directors providing for a grant of options to certain members of senior management. As of December 31, 1999, 1,845,000 shares have been awarded under this plan.

     Equivalent shares of 24,598, as calculated using the treasury stock method, relative to the above options and warrants have been excluded from the computation of earnings per share for the three month period ended December 31, 1999 as their effect would be antidilutive.

     On October 5, 1999, the Company used part of the proceeds of the sale of the assets of its Kingston-Warren subsidiary to purchase 762,000 shares of its common stock in a private transaction at an aggregate cost of approximately $4,999.

     On January 12, 2000 the Company purchased 32,781 shares of its common stock in a private transaction at an aggregate cost of approximately $245.

                            HARVARD INDUSTRIES, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

7. COMPREHENSIVE INCOME:

                                                PRE-
                                            CONFIRMATION         POST-CONFIRMATION
                                            ------------    ---------------------------
                                            TWO MONTHS      ONE MONTH      THREE MONTHS
                                              ENDED           ENDED          ENDED
                                            NOVEMBER 29,    JANUARY 3,     DECEMBER 31,
                                               1998           1999            1999
                                            ------------    -----------    ------------
Net income (loss)........................     $157,800        $(4,997)       $ (1,946)
Other comprehensive income, net of tax:
  Foreign currency translation
     adjustment..........................           --           (851)             95
                                                    --
                                              --------        -------        --------
  Comprehensive income (loss)............     $157,800        $(5,848)       $ (1,851)
                                              --------        -------        --------
                                              --------        -------        --------

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

RESULTS OF OPERATIONS

GENERAL

     Effective November 24, 1998, the Company emerged from Chapter 11 bankruptcy proceedings and implemented "Fresh Start Reporting." Accordingly, all assets and liabilities were restated to reflect their respective fair values. The consolidated financial statements after that date are those of a new reporting entity and are not comparable to the Pre-Confirmation periods. However, for purposes of this discussion, the three months ended December 31, 1999 was compared to the combined one month ended January 3, 1999 (Post-Confirmation) and the two months ended November 29, 1998 (Pre-Confirmation). Differences between periods due to "Fresh Start Reporting" adjustments are explained when necessary.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)
                           (IN THOUSANDS OF DOLLARS)

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE THREE MONTHS ENDED JANUARY 3, 1999.

     The following table is included solely for use in comparative analysis of results of operations, and to complement management's discussion and analysis.

                                                                                                3 MONTHS ENDED
                                                                                          --------------------------
                                                                                          DECEMBER 31,    JANUARY 3,
                                                                                             1999           1999
                                                                                          ------------    ----------
Sales..................................................................................     $ 83,624       $129,216
  Cost of sales........................................................................       73,933        115,262
                                                                                            --------       --------
Gross profit...........................................................................        9,691         13,954
  Selling, general and administrative expenses.........................................        7,174          8,172
                                                                                            --------       --------
  Operating income (a).................................................................        2,517          5,782
  Interest expense.....................................................................          238          2,627
  Amortization of intangible assets....................................................       10,500          5,496
  (Gain) on sale of operation..........................................................       (6,808)            --
  Other (income) expenses, net.........................................................          148            (41)
                                                                                            --------       --------
  Income (loss) before income taxes, reorganization items and
     extraordinary item................................................................       (1,561)        (2,300)
  Reorganization items.................................................................           --         50,384
  Provision for income taxes...........................................................          385            876
  Extraordinary item...................................................................           --       (206,363)
                                                                                            --------       --------
     Net income (loss).................................................................     $ (1,946)      $152,803
                                                                                            --------       --------
                                                                                            --------       --------

------------------
(a) Includes depreciation expense of $2,059 and $4,351 for the periods ended December 31, 1999 and January 3, 1999, respectively.

     Sales. Consolidated sales decreased $45,592 from $129,216 to $83,624, or 35.3%. Aggregate sales for the operations designated for sale or wind down accounted for $48,471 of the decrease as the Company's divestiture program, as contemplated in its plan of reorganization, is substantially complete. Sales for the remaining operations increased $2,879 from $80,745 to $83,624 primarily due to light truck volume, tooling sales and selective price increases.

     Gross Profit. The consolidated gross margin, expressed as a percentage of sales, increased from 10.8% to 11.6%. The gross profit for operations designated for sale or wind-down decreased from $6,334 to $0 as the Company's divestiture program, as contemplated in its plan of reorganization, is substantially complete. The increase of $2,071 in gross profit for the remaining operations was mainly due to light truck volume, selective price increases, lower depreciation expense due to "Fresh Start Reporting" ($975) and improved operating efficiencies.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $8,172 to $7,174 primarily due to the divestiture of Kingston-Warren in September 1999.

     Interest Expense. Interest expense decreased from $2,627 to $238 as a result of lower borrowing levels as a result of the sale of Kingston Warren on September 30, 1999 and the related retirement of all outstanding borrowings under the $115,000 Senior Credit Facility and the repurchase of the $25,000
14 1/2% Senior Secured Notes.

     Amortization of Intangibles. Amortization of intangibles increased from $5,496 to $10,500. The three month period ended January 3, 1999 included one month of amortization expense relating to the $314,901 reorganization asset, established as part of "Fresh Start Reporting," which is being amortized over a five year

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)
                           (IN THOUSANDS OF DOLLARS)

period. The three-month period ended December 31, 1999 includes three months of amortization expense on the remaining reorganization asset of $212,901, as adjusted for the sale of Kingston-Warren.

     Gain on Sale of Operations. This includes a gain on the sale of the building and certain inventory and machinery and equipment of the Ripley, Tennessee facility of $1,109, a gain on the sale of the Farmington Hills land and building of $1,149 and a reduction to the loss on the sale of Kingston Warren, recorded in September 1999, of $4,550 which represents a post-closing adjustment.

     Reorganization Items. During the period ended January 3, 1999, the Company recognized, as part of "Fresh Start Reporting," charges that aggregated $50,430 for adjustments to reflect all assets and liabilities at their respective fair values.

     Provision for Income Taxes. The decrease from $876 to $385 was principally due to the reorganization of the Company. Items that materially contributed to the decrease were the Federal minimum tax and state income taxes.

     Extraordinary Item. During the period ended January 3, 1999 an extraordinary gain of $206,363 was recorded for the forgiveness of debt that resulted from the reorganization of the Company in accordance with "Fresh Start Reporting."

     Net Income (Loss). Net income (loss) decreased from $152,803 to $(1,946) for the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

     On a pro forma basis, the cash flow (usage) for the two months ended November 29, 1998 (pre-confirmation) and the one month ended January 3, 1999 (post-confirmation) have been combined for purposes of comparison to the three months ended December 31, 1999.

     For the three months ended December 31, 1999, the Company had cash (used by) operations of $(10,876) compared to cash (used by) operations of $(12,129) for the three months ended January 3, 1999. The increase was due to a decrease in financing, legal and professional fees and other payments related to the Company's emergence from Chapter 11 proceedings on November 24, 1998 partially offset by a non-recurring increase in accounts payable in the prior year which resulted from the Company's emergence from bankruptcy.

     The Company sold substantially all the assets of it's Kingston-Warren subsidiary on September 30, 1999 for gross proceeds of $115,000 and used part of those proceeds to prepay the 14 1/2% Senior Secured Notes and all obligations under the $115,000 Senior Secured Credit Facility on such date. Subsequently, the Company put in place a new $50,000 revolving credit facility with GECC. The Company had no amounts outstanding under the facility other than $8,364 of letters of credit and had borrowing availability of approximately $41,600 as of February 1, 2000. Management anticipates having sufficient liquidity to conduct its activities in fiscal 2000 as result of the borrowing availability provided by this facility.

     Capital Expenditures. Capital expenditures for property, plant and equipment for the three-month period ended December 31, 1999 were $3,822, principally for machinery and equipment required in the ordinary course of business. The Company is currently projecting to spend approximately $16,500 for machinery and equipment in 2000. The projected capital expenditures are required for new business and on-going cost savings programs necessary to maintain competitive position, and the balance for normal replacement. The actual timing of capital expenditures for new business may be impacted by customer delays and acceleration of program launches and the Company's continual review of priority of the timing of capital expenditures.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           (IN THOUSANDS OF DOLLARS)

YEAR 2000 COMPLIANCE

     The Company has completed its assessment of year 2000 impact on internal information and facilities systems and has successfully installed a new management information system that will allow its critical information systems and technology infrastructure to be Year 2000 compliant before transactions for the year 2000 are expected. Many of the Company's systems include new hardware and packaged software recently purchased from large vendors who have represented that these systems are already Year 2000 compliant. The Company has obtained assurances from vendors that timely updates will be made available to make all remaining purchased software Year 2000 compliant. The Company utilized both internal and external resources to reprogram or replace and test all of it's software for Year 2000 compliance. The cost for this project was $14.5 million. The Company spent approximately $7.7 million for Year 2000 compliance in fiscal 1998 and approximately $6.8 million in fiscal 1999.

     As of February 13, 2000, the Company has not experienced any material adverse impact relating to Year 2000 issues on either internal or external information systems.

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

     On June 23, 1999, John C. Gilbert, Eugene Appling, Robert A. LaClair, John
E. Malkulan, Christiane J. Myers, Kenneth McKnight, Thomas F. Klejta, and Fern
M. Yerger, on behalf of themselves and a class of persons similarly situated filed an action against the Companies in the United States District Court for the Northern District of Ohio seeking a declaration that the termination of insurance benefits violates ERISA and the Labor Management Relations Act ("LMRA") and seeking unspecified damages resulting from the anticipated termination of benefits. The Companies filed a motion to transfer the Ohio action to Pennsylvania because the Pennsylvania action was the first filed action and is the more convenient forum for the resolution of the issues. The United States District Court for the Eastern District of Pennsylvania dismissed the Pennsylvania action finding that the United States District Court for the Northern District of Ohio was a more appropriate venue. The motion by the Companies to dismiss the Ohio action was denied and the Companies are vigorously defending the action in Ohio. Based on information currently available, management of the Company believes, after consultation with legal consultation with legal counsel, that the result of such claims and litigation will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES

     On October 5, 1999, the Company used part of the proceeds of the sale of assets of its Kingston-Warren subsidiary to purchase 762,000 shares of its common stock in a private transaction at an aggregate cost of approximately $4,999.

     On January 12, 2000, the Company purchased 32,781 shares of its common stock in a private transaction at an aggregate cost of approximately $245.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

     (a) Exhibits

          None

     (b) Reports on Form 8-K:

     On October 15, 1999, the Company filed a Current Report on Form 8-K in which it reported, in Item 2 thereof, that on September 30, 1999, The Kingston-Warren Corporation, a wholly-owned subsidiary of Harvard Industries, Inc. (the "Company"), completed its previously announced sale of substantially all of its assets to KWC Acquisition Corp., a subsidiary of Hutchinson, S.A., a French corporation, for $115 million.

     In Item 5 thereof the Company reported that on September 30, 1999, the Company used part of the proceeds of the sale of the assets of its Kingston-Warren subsidiary to repurchase all of its 14 1/2% Senior Secured Notes due 2003 for $30,585,361.11.

     The Company also reported in Item 5 that on September 30, 1999, the Company used part of the proceeds of the sale of the assets of its Kingston-Warren subsidiary to satisfy all obligations under its $115 million Senior Secured Revolving Credit Facility with General Electric Capital Corporation ("GECC").

     The Company further reported in Item 5 that on September 30, 1999, the Company put in place a new $50 million credit facility with General Electric Capital Corporation.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          HARVARD INDUSTRIES, INC.

                                          BY:   /S/ ROGER G. POLLAZZI
                                              ------------------------------
                                                    Roger G. Pollazzi
                                                  Chairman of the Board
                                           Chief Executive Officer and Director

Date: February   , 2000

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                SIGNATURE                                       TITLE                              DATE
------------------------------------------  ---------------------------------------------   ------------------

         /s/ THEODORE W. VOGTMAN            Executive Vice President and Chief Financial     February 14, 2000
------------------------------------------  Officer (Principal Financial Officer)
           Theodore W. Vogtman

          /s/ KEVIN L. B. PRICE             Vice President, Controller and Treasurer         February 14, 2000
------------------------------------------  (Principal Accounting Officer)
            Kevin L. B. Price