Form 10-Q
period 2000-03-31
HARVARD INDUSTRIES INC
filed 2000-05-15
CIK 46012

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY   , 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
                            ------------------------

             /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of Registrant's Common Stock, as of May 12, 2000, was 9,936,927.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            HARVARD INDUSTRIES, INC.
                                     INDEX

                                                                                                          PAGE
                                                                                                        ---------

PART I.  Financial Information:

Item 1.  Financial Statements:

Consolidated Balance Sheets
  September 30, 1999 (Audited)
  and March 31, 2000 (Unaudited).....................................................................         F-2

Consolidated Statements of Operations (Unaudited)
  Three Months Ended March 31, 2000
  Six Months Ended March 31, 2000
  Three Months Ended March 31, 1999
  Four Months Ended March 31, 1999 (Post-Confirmation),
  Two Months Ended November 29, 1998 (Pre-Confirmation)..............................................         F-3

Consolidated Statements of Cash Flows (Unaudited)
  Six Months Ended March 31, 2000
  Four Months Ended March 31, 1999 (Post-Confirmation),
  Two Months Ended November 29, 1998 (Pre-Confirmation)..............................................         F-5

Notes to Consolidated Financial Statements--(Unaudited)..............................................    F-6-F-10

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations..........................................................        F-11

PART II. Other Information:

Item 1. Legal Proceedings............................................................................        F-16

Item 2. Changes in Securities........................................................................        F-16

Item 3. Defaults Upon Senior Securities..............................................................        F-16

Item 4. Submission of Matters to a Vote of Securities Holders........................................        F-17

Item 5. Other Information............................................................................        F-17

Item 6. Exhibits and Reports on Form 8-K.............................................................

SIGNATURES...........................................................................................        F-18

                            HARVARD INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
               SEPTEMBER 30, 1999 AND MARCH 31, 2000 (UNAUDITED)
                           (IN THOUSANDS OF DOLLARS)

                                                                                  SEPTEMBER 30,    MARCH 31, 2000
                                    ASSETS                                           1999           (UNAUDITED)
                                                                                    ---------          ---------
Current assets:
  Cash and cash equivalents....................................................     $  21,840          $  10,390
  Accounts receivable, net.....................................................        35,324             40,102
  Inventories..................................................................        18,107             18,341
  Prepaid expenses and other current assets....................................         6,453              4,667
                                                                                    ---------          ---------
Total current assets...........................................................        81,724             73,500

Property, plant and equipment, net.............................................        72,358             76,240
Intangible assets, net.........................................................       177,581            156,271
Other assets, net..............................................................         5,490              5,383
                                                                                    ---------          ---------
Total assets...................................................................     $ 337,153          $ 311,394
                                                                                    =========          =========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.............................................................     $  28,489          $  34,090
  Accrued expenses.............................................................        57,654             38,765
  Income taxes payable.........................................................         5,885              5,550
                                                                                    ---------          ---------
Total current liabilities......................................................        92,028             78,405
Postretirement benefits other than pensions....................................        96,734             97,043
Other..........................................................................        63,316             65,178
                                                                                    ---------          ---------
Total liabilities..............................................................       252,078            240,626
Commitments and Contingencies..................................................            --                 --
Shareholders' equity:
  Common stock $.01 par value; 50,000,000 shares authorized; 10,234,222 shares issued and outstanding at September 30, 1999 and 10,737,208
     shares issued at March 31, 2000...........................................           102                107
  Additional paid-in capital...................................................       174,898            174,893
  Accumulated deficit..........................................................       (90,450)           (99,662)
  Accumulated other comprehensive income.......................................           525                675
  Less--cost of shares of common stock in treasury (794,781 shares at
     March 31, 2000)...........................................................            --             (5,245)
                                                                                    ---------          ---------
Total shareholders' equity.....................................................        85,075             70,768
                                                                                    ---------          ---------
Total liabilities and shareholders' equity.....................................     $ 337,153          $ 311,394
                                                                                    =========          =========

          See accompanying notes to consolidated financial statements.

                            HARVARD INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       THREE MONTHS ENDED MARCH 31, 1999
                     AND THREE MONTHS ENDED MARCH 31, 2000
                        (POST-CONFIRMATION) (UNAUDITED)
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                           POST-CONFIRMATION
                                                                                    --------------------------------
                                                                                    QUARTER ENDED     QUARTER ENDED
                                                                                    MARCH 31, 1999    MARCH 31, 2000
                                                                                    --------------    --------------
Sales............................................................................     $  128,727        $   90,053
Cost of sales....................................................................        113,670            79,515
                                                                                      ----------        ----------
  Gross profit...................................................................         15,057            10,538
Selling, general and administrative expense......................................         10,480             6,159
Amortization of intangible assets................................................         15,696            10,810
Interest expense.................................................................          3,064               194
Gain on sale of operations.......................................................             --              (362)
Other (income) expense, net......................................................            (89)              565
                                                                                      ----------        ----------
Loss before income taxes.........................................................        (14,094)           (6,828)
Provision for (benefit from) income taxes........................................             23               438
                                                                                      ----------        ----------
  Net (loss).....................................................................     $  (14,117)       $   (7,266)
                                                                                      ==========        ==========
Basic and diluted earnings per share
  Net (loss) per share...........................................................          (1.71)            (0.73)
                                                                                      ==========        ==========
Weighted average number of common shares outstanding.............................      8,240,295         9,891,758
                                                                                      ==========        ==========

          See accompanying notes to consolidated financial statements.

                            HARVARD INDUSTRIES, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             TWO MONTHS ENDED NOVEMBER 29, 1998 (PRE-CONFIRMATION)
                      FOUR MONTHS ENDED MARCH 31, 1999 AND
              SIX MONTHS ENDED MARCH 31, 2000 (POST-CONFIRMATION)
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                            PRE-
                                                                        CONFIRMATION         POST-CONFIRMATION
                                                                        ------------    ----------------------------
                                                                        TWO MONTHS      FOUR MONTHS        SIX
                                                                           ENDED           ENDED       MONTHS ENDED
                                                                        NOVEMBER 29,     MARCH 31,      MARCH 31,
                                                                           1998            1999            2000
                                                                        ------------    -----------    -------------
Sales................................................................    $   89,050     $   168,893     $   173,677
Cost of sales........................................................        79,628         149,304         153,448
                                                                         ----------     -----------     -----------
  Gross profit.......................................................         9,422          19,589          20,229
Selling, general and administrative expense..........................         5,151          13,501          13,333
Amortization of intangible assets....................................           264          20,928          21,310
Interest expense (contractual interest of $6,931 for the two months
  ended November 29, 1998)...........................................         1,636           4,055             432
(Gain) on sale of operations.........................................            --              --          (7,170)
Other (income) expense, net..........................................           (34)            (96)            713
                                                                         ----------     -----------     -----------
(Loss) income before reorganization items and income taxes...........         2,405         (18,799)         (8,389)
Reorganization items.................................................        50,384              --              --
                                                                         ----------     -----------     -----------
Loss before income taxes and extraordinary item......................       (47,979)        (18,799)         (8,389)
                                                                         ----------     -----------     -----------
Provision for income taxes...........................................           584             315             823
                                                                         ----------     -----------     -----------
Loss before extraordinary item.......................................       (48,563)        (19,114)         (9,212)
                                                                         ----------     -----------     -----------
Extraordinary item-(gain) on forgiveness of debt.....................      (206,363)             --              --
                                                                         ----------     -----------     -----------
  Net (loss) income..................................................    $  157,800     $   (19,114)    $    (9,212)
                                                                         ==========     ===========     ===========
PIK Preferred Dividends and Accretion (contractual amount for the two
  months ended November 29, 1998 was $3,219).........................    $       --     $        --     $        --
                                                                         ==========     ===========     ===========
  Net (loss) income attributable to common shareholders..............    $  157,800     $   (19,114)    $    (9,212)
                                                                         ==========     ===========     ===========
Basic and diluted earnings per share:
Loss before extraordinary item.......................................    $    (6.91)    $     (2.32)
Income from extraordinary item.......................................         29.37              --              --
                                                                         ----------     -----------     -----------
  Net (loss) income per share........................................    $    22.46     $     (2.32)    $     (0.94)
                                                                         ==========     ===========     ===========
Weighted average number of common shares outstanding.................     7,026,437       8,240,295       9,770,783
                                                                         ==========     ===========     ===========

          See accompanying notes to consolidated financial statements.

                            HARVARD INDUSTRIES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             TWO MONTHS ENDED NOVEMBER 29, 1998 (PRE-CONFIRMATION)
                      FOUR MONTHS ENDED MARCH 31, 1999 AND
              SIX MONTHS ENDED MARCH 31, 2000 (POST-CONFIRMATION)
                           (IN THOUSANDS OF DOLLARS)

                                                                              PRE-             POST-CONFIRMATION
                                                                          CONFIRMATION    ---------------------------
                                                                          ------------       FOUR            SIX
                                                                          TWO MONTHS        MONTHS          MONTHS
                                                                            ENDED           ENDED           ENDED
                                                                          NOVEMBER 29,     MARCH 31,       MARCH 31,
                                                                             1998            1999            2000
                                                                          ------------    -----------    ------------
Cash flows related to operating activities:
  Income (loss) from operations before reorganization items............     $  1,821       $ (19,114)     $   (9,212)
  Add back (deduct) items not affecting cash and cash equivalents:
    Depreciation.......................................................        3,503           3,596           4,231
    Amortization.......................................................          476          21,274          21,430
    Gain on sale of operations.........................................           --              --          (7,170)
    Loss on disposition of property, plant and equipment...............           --              --             (11)
Changes in operating assets and liabilities net of effects of divestitures and reorganization items:
    Accounts receivable................................................      (15,077)         15,571          (4,986)
    Inventories........................................................       (1,168)           (225)           (422)
    Other current assets...............................................          402            (410)           (179)
    Accounts payable...................................................       21,676          (1,235)          5,601
    Accrued expenses and income taxes payable..........................      (23,745)            775         (14,904)
    Other noncurrent...................................................       (1,413)         (1,196)         (1,727)
                                                                            --------       ---------      ----------
Net cash provided by (used in) operations before reorganization
  items................................................................      (13,525)         19,036          (7,349)
Net cash used by reorganization items..................................       (4,018)         (5,318)             --
                                                                            --------       ---------      ----------
Net cash provided by (used in) operations..............................      (17,543)         13,718          (7,349)
                                                                            --------       ---------      ----------
Cash flows related to investing activities:
  Acquisition of property, plant and equipment.........................       (2,856)         (7,832)         (8,681)
  Net proceeds from sale of operations.................................           --           3,553           9,825
                                                                            --------       ---------      ----------
Net cash provided by (used in) investing activities....................       (2,856)         (4,279)          1,144
Cash flows related to financing activities:
  Net borrowings (repayments) under DIP financing agreement............        1,062              --              --
  Net borrowings (repayments) under financing/credit agreement.........       81,425          (1,335)             --
  Retirement of DIP financing..........................................      (40,360)             --              --
  Retirement of creditors unsecured term loan..........................      (25,000)             --              --
  Deferred financing costs.............................................       (3,338)             --              --
  Purchase of treasury stock...........................................           --              --          (5,245)
                                                                            --------       ---------      ----------
Net cash (used in) provided by financing activities....................       13,789          (1,335)         (5,245)
                                                                            --------       ---------      ----------
Net increase (decrease) in cash and cash equivalents...................       (6,610)          8,104         (11,450)
Cash and cash equivalents, beginning of period.........................       11,624           5,014          21,840
                                                                            --------       ---------      ----------
Cash and cash equivalents, end of period...............................     $  5,014       $  13,118      $   10,390
                                                                            ========       =========      ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid........................................................     $  1,870       $   1,819      $        5
  Income taxes paid....................................................          228             905           1,500
                                                                            ========       =========      ==========

          See accompanying notes to consolidated financial statements.

                            HARVARD INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

1. BASIS OF PRESENTATION AND EMERGENCE FROM BANKRUPTCY:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and fresh start reporting adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. The balance sheet at September 30, 1999 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1999.

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

                                                                  PRO FORMA ADJUSTMENTS
                                                        -----------------------------------------
                                                        SIX MONTHS
                                                          ENDED
                                                         MARCH 31,      PRO FORMA
                                                           1999        ADJUSTMENTS    AS ADJUSTED
                                                        -----------    -----------    -----------
                                                                       (UNAUDITED)
Net Sales............................................    $ 257,943      $      --     $   257,943
Costs of Sales.......................................      228,932         (1,666)        227,266
                                                         ---------      ---------     -----------
Gross Profit.........................................       29,011          1,666          30,677
Selling, General and Administrative Expenses.........       18,652             --          18,652
                                                         ---------      ---------     -----------
Operating Income.....................................       10,359          1,666          12,025
Other (Income) Expenses
  Interest expense...................................        5,691           (160)          5,531
  Other--net.........................................         (130)            --            (130)
  Amortization of reorganization asset...............       21,192         10,200          31,392
                                                         ---------      ---------     -----------
     Total other (income) expense....................       26,753         10,040          36,793
                                                         ---------      ---------     -----------
Income (loss) before income taxes....................      (16,394)        (8,374)        (24,768)
Reorganization Items.................................       50,384        (50,384)             --
Provision (benefit) for income taxes.................          899             --             899
Extraordinary Item...................................     (206,363)       206,363              --
                                                         ---------      ---------     -----------
Net income (loss)....................................    $ 138,686      $(164,353)    $   (25,667)
                                                         =========      =========     ===========
Basic and diluted earnings (loss) per share..........                                       (2.58)
                                                                                      ===========
Weighted average number of common and common
  equivalent shares outstanding......................                                   9,942,427
                                                                                      ===========

     Reorganization expenses included in the consolidated statements of operations are comprised of the following:

Fresh Start adjustments to state assets and liabilities at their respective fair
  values............................................................................     $ 50,431
Interest income on cash resulting from Chapter 11 proceedings.......................          (47)
                                                                                         --------
Total...............................................................................     $ 50,384
                                                                                         ========

     Certain prior year amounts have been reclassified in order to conform to the current year presentation.

2. DISPOSITION OF BUSINESSES:

     Condensed operating data of operations disposed or being disposed of are as follows:

                                               PRE-
                                           CONFIRMATION        POST-CONFIRMATION
                                           ------------    --------------------------
                                           TWO MONTHS      FOUR MONTHS    SIX MONTHS
                                             ENDED           ENDED          ENDED
                                           NOVEMBER 28,    MARCH 31,      MARCH 31,
                                              1998           1999           2000
                                           ------------    -----------    -----------
Sales...................................     $ 33,496        $58,148             --
Gross Profit............................        2,900          4,149             --

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

     On March 8, 2000 the Company sold its Bolivar, Tennessee land and building for gross proceeds of approximately $450. The Company recognized a gain of $362 on this transaction.

3. INVENTORIES:

     Inventories consist of the following:

                                                                                         SEPTEMBER 30,    MARCH 31,
                                                                                            1999            2000
                                                                                            -------         -------
                                                                                                          (UNAUDITED)
Finished goods........................................................................      $ 5,005         $ 5,411
Work-in-process.......................................................................        2,918           3,560
Tooling...............................................................................        2,132           1,293
Raw materials.........................................................................        8,052           8,077
                                                                                            -------         -------
Total inventories.....................................................................      $18,107         $18,341
                                                                                            =======         =======

4. LONG-TERM DEBT AND CREDIT AGREEMENTS:

     On September 30, 1999, the Company put in place a new $50,000 revolving credit facility with General Electric Capital Corporation ("GECC"). The Facility is secured by substantially all of the assets of the Company. The interest rate is base rate (prime rate) plus 1.25% or LIBOR plus 2.50% (interest rate at March 31, 2000 was 10.25%). Effective March 31, 2000, and at the end of each ensuing quarter the interest rate will be adjusted (up or down) prospectively based upon the Company's achievement of consolidated financial performance targets. No adjustment was required at March 31, 2000. The facility commitment terminates on September 30, 2001. No amounts were drawn down on the facility as of September 30, 1999 or March 31, 2000 other than for letters of credit of $9,720 and $8,364, respectively.

5. RESTRUCTURING CHARGES:

     During the ten-month period ended September 30, 1999, the Company recorded a $1,200 restructuring charge representing shut-down costs for the Ripley, Tennessee facility. The charge related to severance for approximately 230 hourly and salaried employees ($1,000) and facility shut-down costs ($200). As of March 31, 2000, the Company has completed the severance and facility related payments totaling $1,078 and $166, respectively.

                            HARVARD INDUSTRIES, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

6. EARNINGS PER COMMON SHARE:

     Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders, adjusted to add back dividends or interest on convertible securities, by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilative securities. Income (loss) available to common shareholders used in determining both basic and diluted EPS was ($9,212) for the six months ended March 31, 2000 ($19,114) for the four months ended March 31, 1999, $157,800 for the two months ended November 29, 1998 and ($7,266) and ($14,117) for the three months ended March 31, 2000 and 1999, respectively. The weighted average number of shares of common stock used in determining basic and diluted EPS was 9,770,783 for the six months ended March 31, 2000; 8,240,295 for the four months ended March 31, 1999, 7,026,437 for the two months ended
November 29, 1998, 9,891,758 for the three months ended March 31, 2000; and 8,240,295 for the three months ended March 31, 1999.

     Although on May 12, 2000, 9,936,927 of the Company's 50,000,000 authorized shares were outstanding, net of 800,281 shares of treasury stock, the Company's Chapter 11 Plan of Reorganization requires it to issue additional shares to certain claimants in the Bankruptcy case. The exact number of shares to be issued is presently unknown, as certain claims are unliquidated and others are disputed as to amount or validity. However, management estimates that approximately 750,000 additional shares will be issued in the process of resolving claims. The issuance of additional shares will not involve additional consideration, and therefore no accounting recognition other than the impact on outstanding share and per share amounts is expected.

     The Company's Plan of Reorganization also provides for holders of its Old Common Stock and PIK Preferred Stock to receive in the aggregate approximately 633,000 warrants, expiring November 23, 2003, permitting the purchase of new common shares at an exercise price of $41.67 per share.

     Members of the Company's Board of Directors have each been granted 20,000 shares which vest over four (4) years. A total of 120,000 shares were issued as one director declined the grant and one member is ineligible.

     An incentive plan has been authorized by the Board of Directors providing for a grant of options to certain members of senior management. As of March 31, 2000, 1,845,000 shares have been awarded under this plan.

     Equivalent shares of 24,598, as calculated using the treasury stock method, relative to the above options and warrants have been excluded from the computation of earnings per share for the six month and three month periods ended March 31, 2000 as their effect would be antidilutive. On October 5, 1999, the Company used part of the proceeds of the sale of the assets of its Kingston-Warren subsidiary to purchase 762,000 shares of its common stock in a private transaction at an aggregate cost of approximately $4,999. On
January 12, 2000 the Company purchased 32,781 shares of its common stock in a private transaction at an aggregate cost of approximately $245. On April 4, 2000 the Company purchased 5,500 shares of its common stock in a private transaction at an aggregate cost of approximately $28.

                            HARVARD INDUSTRIES, INC.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

7. COMPREHENSIVE INCOME:

                                               PRE-
                                           CONFIRMATION        POST-CONFIRMATION
                                           ------------    --------------------------
                                           TWO MONTHS      FOUR MONTHS    SIX MONTHS
                                             ENDED           ENDED          ENDED
                                           NOVEMBER 29,    MARCH 31,      MARCH 31,
                                              1998            1999          2000
                                           ------------    -----------    -----------
Net income (loss).......................     $157,800       $ (19,114)      $(9,212)
Other comprehensive income:
  Foreign currency translation
     adjustment.........................           --             195           150
                                             --------       ---------       -------
Comprehensive income (loss).............     $157,800       $ (18,919)      $(9,062)
                                             ========       =========       =======

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

RESULTS OF OPERATIONS

GENERAL

     Effective November 24, 1998, the Company emerged from Chapter 11 bankruptcy proceedings and implemented "Fresh Start Reporting." Accordingly, all assets and liabilities were restated to reflect their respective fair values. The consolidated financial statements after that date are those of a new reporting entity and are not comparable to the Pre-Confirmation periods. However, for purposes of this discussion, the six months ended March 31, 2000 was compared to the combined four months ended March 31, 1999 (Post-Confirmation) and the two months ended November 29, 1998 (Pre-Confirmation). Differences between periods due to "Fresh Start Reporting" adjustments are explained when necessary.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)
                           (IN THOUSANDS OF DOLLARS)

SIX MONTHS ENDED MARCH 31, 1999 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2000.

     The following table is included solely for use in comparative analysis of results of operations, and to complement management's discussion and analysis. Certain reclasses have been made to present the results on a comparable basis.

                                                                                                SIX MONTHS ENDED
                                                                                             ----------------------
                                                                                             MARCH 31,    MARCH 31,
                                                                                               1999         2000
                                                                                             ---------    ---------
Sales.....................................................................................   $ 257,943    $ 173,677
  Cost of sales...........................................................................     228,284      153,448
                                                                                             ---------    ---------
Gross profit..............................................................................      29,659       20,229
  Selling, general and administrative expenses............................................      18,652       13,333
                                                                                             ---------    ---------
  Operating income (a)....................................................................      11,007        6,896
  Interest expense........................................................................       5,691          432
  Amortization of intangible assets.......................................................      21,192       21,310
  (Gain) on sale of operations............................................................          --       (7,170)
  Other (income) expenses, net............................................................         518          713
                                                                                             ---------    ---------
  (Loss) before income taxes, reorganization items and extraordinary item.................     (16,394)      (8,389)
  Reorganization items....................................................................      50,384           --
  Provision for income taxes..............................................................         899          823
  Extraordinary item......................................................................    (206,363)          --
                                                                                             ---------    ---------
     Net income (loss)....................................................................   $ 138,686    $  (9,212)
                                                                                             =========    =========

------------------
(a) Includes depreciation expense of $4,231 and $7,099 for the periods ended March 31, 2000 and 1999, respectively.

     Sales. Consolidated sales decreased $84,266 from $257,943 to $173,677, or 32.7%. Aggregate sales for the operations designated for sale or wind down accounted for $91,644 of the decrease as the Company's divestiture program, as contemplated in its plan of reorganization, is substantially complete. Sales for the remaining operations increased $7,378 from $166,299 to $173,677 primarily due to light truck volume, tooling sales and selective price increases offset partially by lower military weapon systems sales.

     Gross Profit. The consolidated gross margin, expressed as a percentage of sales, increased from 11.5% to 11.6%. The gross profit for operations designated for sale or wind-down decreased $10,816 as the Company's divestiture program, as contemplated in its plan of reorganization, is substantially complete. The increase of $1,386 in gross profit for the remaining operations was mainly due to light truck volume, selective price increases, and improved operating efficiencies offset partially by lower military weapon systems sales and lost productivity due to a 2-day strike at the Pottstown facility in February 2000.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $18,652 to $13,333 primarily due to the divestiture of Kingston-Warren in September 1999 and the favorable resolution of unauthorized deductions taken by two major customers in the fourth quarter of fiscal 1999.

     Interest Expense. Interest expense decreased from $5,691 to $437 due to lower borrowing levels as a result of the sale of Kingston Warren on September 30, 1999 and the related retirement of all outstanding borrowings under the $115,000 senior credit facility and the repurchase of the $25,000 14 1/2% senior secured notes.

     Amortization of Intangibles. Amortization of intangibles increased from $21,192 to $21,310. The six month period ended March 31, 1999 included four months of amortization expense relating to a $314,901 reorganization asset, established as part of "Fresh Start Reporting," which was being amortized over a five year period. The

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)
                           (IN THOUSANDS OF DOLLARS)
six-month period ended March 31, 2000 includes six months of amortization expense on a reorganization asset of $212,901, which reflects an adjustment for the sale of Kingston-Warren.

     Gain on Sale of Operations. This amount includes a gain on the sale of the building and certain inventory and machinery and equipment of the Ripley, Tennessee facility of $1,109, a gain on the sale of the Farmington Hills land and building of $1,149, a gain on the sale of the Bolivar, Tennessee land and building of $362 and a reduction to the loss on the sale of Kingston Warren, recorded in September 1999, of $4,550 which represents a post-closing adjustment.

     Reorganization Items. During the period ended March 31, 1999, the Company recognized, as part of "Fresh Start Reporting," charges that aggregated $50,431, net of interest income of $47, for adjustments to reflect all assets and liabilities at their respective fair values. Reorganization charges during the period ended March 31, 1999 represent mainly professional fees incurred in connection with the bankruptcy proceedings.

     Extraordinary Item. During the period ended March 31, 1999 an extraordinary gain of $206,363 was recorded for the forgiveness of debt that resulted from the reorganization of the Company in accordance with "Fresh Start Reporting."

     Net Income (Loss). The net income (loss) decreased from $138,686 to ($9,212) for the reasons described above.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

     The following table is included solely for use in comparative analysis of results of operations, and to complement management's discussion and analysis. Certain reclasses have been made to present the results on a comparable basis.

                                                                                               THREE MONTHS ENDED
                                                                                             ----------------------
                                                                                             MARCH 31,    MARCH 31,
                                                                                               1999         2000
                                                                                             ---------    ---------
Sales.....................................................................................   $ 128,727     $90,053
  Cost of sales...........................................................................     113,346      79,515
                                                                                             ---------     -------
Gross profit..............................................................................      15,381      10,538
  Selling, general and administrative expenses............................................      10,480       6,159
                                                                                             ---------     -------
  Operating income (a)....................................................................       4,901       4,379
  Interest expense........................................................................       3,064         194
  Amortization of intangible assets.......................................................      15,696      10,810
  (Gain) on sale of operations............................................................          --        (362)
  Other (income) expense, net.............................................................         235         565
                                                                                             ---------     -------
  (Loss) before income taxes..............................................................     (14,094)     (6,828)
  Provision for income taxes..............................................................          23         438
                                                                                             ---------     -------
     Net (loss)...........................................................................   $ (14,117)    $(7,266)
                                                                                             =========     =======

------------------
(a) Includes depreciation expense of $2,172 and $2,748 for the periods ended March 31, 2000 and 1999, respectively.

     Sales. Consolidated sales decreased $38,674 from $128,727 to $90,053 or 30%. Aggregate sales for the operations designated for sale or wind-down accounted for $43,173 of the decrease as the Company's divestiture program, as contemplated in its Plan of Reorganization, is substantially complete. Sales for the remaining operations increased $4,499 from $85,554 to $90,053 due to continued strength in the light truck demand and selective price increases partially offset by lower military weapon systems sales.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)
                           (IN THOUSANDS OF DOLLARS)

     Gross Profit. The consolidated gross margin, expressed as a percentage of sales, decreased from 11.9% to 11.7%. The gross profit from operations designated for sale or wind-down decreased $4,482, as the Company's divestiture program, as contemplated in its Plan of Reorganization, is substantially complete. The decrease of ($361) in gross profit for the remaining business is a result of lower volume in the military weapons systems sales and lost productivity due to a 2-day strike at the Pottstown facility in February 2000 partially offset by higher light truck volume and selective price increases.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $10,480 to $6,159 primarily due to the divestiture of the Kingston-Warren subsidiary in September 1999 and the favorable resolution of unauthorized deductions taken by two major customers for in the fourth quarter of fiscal 1999.

     Interest Expense. Interest expense decreased from $3,064 to $194 due to lower borrowing levels as a result of the sale of Kingston-Warren in September 1999 and the related retirement of all outstanding borrowings under the $115,000 Senior Credit Facility and the repurchase of the $25,000 141 1/2% Senior Secured Notes.

     Amortization of Intangible Assets. Amortization of intangible assets decreased from $15,696 to $10,810 due to the reduction in the Company's reorganization asset as a result of the divestiture of the Kingston-Warren subsidiary in September 1999.

     Gain on Sale of Operations. Gain on sale of operations of $362 relates to the sale of the Bolivar, Tennessee land and building in March 2000.

     Provision for Income Taxes. The increase from $23 to $438 is due to adjustments recorded in the period ended March 31, 1999 resulting from the reorganization of the Company.

     Net Loss. Net (loss) decreased from ($14,117) to ($7,266) for the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

     On a pro forma basis, the cash flow (usage) for the two months ended November 29, 1998 (pre-confirmation) and the four months ended March 31, 1999 (post-confirmation) have been combined for purposes of comparison to the six months ended March 31, 2000.

     For the six months ended March 31, 2000, the Company had cash (used by) operations of ($7,349) compared to cash (used by) operations of ($3,825) for the six months ended March 31, 1999. The decrease was due to a non-recurring substantial increase in accounts payable in the prior year which resulted from the Company's emergence from bankruptcy partially offset by a decrease in financing, legal and professional fees and other payments related to the Company's emergence from Chapter 11 proceedings on November 24, 1998.

     The Company sold substantially all the assets of it's Kingston-Warren subsidiary on September 30, 1999 for gross proceeds of $115,000 and used part of those proceeds to prepay the 14 1/2% Senior Secured Notes and all obligations under the $115,000 Senior Secured Credit Facility on such date. Subsequently, the Company put in place a new $50,000 revolving credit facility with GECC. The Company had $1,200 outstanding under the facility in addition to $7,114 of letters of credit and had borrowing availability of approximately $41,700 as of May 9, 2000. Management anticipates having sufficient liquidity to conduct its activities in fiscal 2000 as result of the borrowing availability provided by this facility.

     Capital Expenditures. Capital expenditures for property, plant and equipment for the six-month period ended March 31, 2000 were $8,681, principally for machinery and equipment required in the ordinary course of business and the expansion of the Company's Rock Valley, Iowa facility. The Company is currently projecting to spend approximately $15,000 for machinery and equipment in fiscal year 2000. The projected capital expenditures are required for new business and on-going cost savings programs necessary to maintain competitive position, and the balance is for normal replacement. The actual timing of capital expenditures for

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)
                           (IN THOUSANDS OF DOLLARS)
new business may be impacted by customer delays and acceleration of program launches and the Company's continual review of the priority of the timing of capital expenditures.

YEAR 2000 COMPLIANCE

     The Company has completed its assessment of year 2000 impact on internal information and facilities systems and has successfully installed a new management information system that has allowed its critical information systems and technology infrastructure to be Year 2000 compliant before transactions for the year 2000 are expected. Many of the Company's systems include new hardware and packaged software recently purchased from large vendors who have represented that these systems are already Year 2000 compliant. The Company has obtained assurances from vendors that timely updates will be made available to make all remaining purchased software Year 2000 compliant. The Company utilized both internal and external resources to reprogram or replace and test all of it's software for Year 2000 compliance. The cost for this project was $14.5 million. The Company spent approximately $7.7 million for Year 2000 compliance in fiscal 1998 and approximately $6.8 million in fiscal 1999.

     As of May 12, 2000 the Company has not experienced any material adverse impact relating to Year 2000 issues on either internal or external information systems.

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

     On June 23, 1999, John C. Gilbert, Eugene Appling, Robert A. LaClair, John
E. Malkulan, Christiane J. Myers, Kenneth McKnight, Thomas F. Klejta, and Fern
M. Yerger, on behalf of themselves and a class of persons similarly situated filed an action against the Companies in the United States District Court for the Northern District of Ohio seeking a declaration that the termination of insurance benefits violates ERISA and the Labor Management Relations Act ("LMRA") and seeking unspecified damages resulting from the anticipated termination of benefits. The Companies filed a motion to transfer the Ohio action to Pennsylvania because the Pennsylvania action was the first filed action and is the more convenient forum for the resolution of the issues. The United States District Court for the Eastern District of Pennsylvania dismissed the Pennsylvania action finding that the United States District Court for the Northern District of Ohio was a more appropriate venue. The motion by the Companies to transfer the Ohio action was denied. The District Court of Ohio granted the retirees' Motion for Summary Judgement and the matter is currently pending before the District Court of Ohio to determine what, if any, damages were incurred. The companies intend to appeal the matter to the 6th Circuit Court of Appeals. Based on information currently available, management of the Company believes, after consultation with legal consultation with legal counsel, that the result of such claims and litigation will not have a material adverse effect on the financial position or results of operations of the Company.

     The Collective Bargaining Agreement between the Company's Pottstown Precision Casting, Inc. subsidiary ("Pottstown") and its workers represented by the International Union, United Automobile, Aerospace & Agricultural Implement Workers of America ("UAW") expired on January 30, 2000. Pottstown has negotiated a new agreement that will expire June 30, 2005. The Company does not believe that the outcome of the negotiations will materially adversely affect the financial position or results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES

     On October 5, 1999, the Company used part of the proceeds of the sale of assets of its Kingston-Warren subsidiary to purchase 762,000 shares of its common stock in a private transaction at an aggregate cost of approximately $4,999.

     On January 12, 2000, the Company purchased 37,781 shares of its common stock in a private transaction at an aggregate cost of approximately $245.

     On April 4, 2000, the Company purchased 5,500 shares of its common stock in a private transaction at an aggregate cost of approximately $28.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 15, 2000 the Company held its Annual Meeting of Stockholders. At such meeting the election of the Board of Directors was put to a vote of the stockholders. The number of eligible votes, as of the record date of January 17, 2000, was 9,763,045 votes. Proxies representing 8,121,319 votes, or 83.2% of the total eligible votes, voted on the matter of election of directors. The following directors were elected by the following vote:

                                                       NUMBER OF VOTES
                                                    ----------------------
                                                       FOR        WITHHELD
                                                    ----------    --------
Roger G. Pollazzi                                    8,115,905      5,414
Jon R. Bauer                                         8,115,905      5,414
Thomas R. Cochill                                    8,115,905      5,414
Raymond Garfield, Jr.                                8,115,905      5,414
Donald P. Hilty                                      8,115,905      5,414
Andrew P. Hines                                      8,115,905      5,414
George A. Poole, Jr.                                 8,115,905      5,414
James P. Shanahan, Jr.                               8,115,905      5,414
Richard W. Vieser                                    8,115,905      5,414

ITEM 5. OTHER INFORMATION

     None

     (a) Exhibits

     None

     (b) Reports on Form 8-K:

     None

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          HARVARD INDUSTRIES, INC.

                                          BY:_______/S/_ROGER G. POLLAZZI_______
                                                    Roger G. Pollazzi
                                                  Chairman of the Board
                                           Chief Executive Officer and Director

Date: May   , 2000

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

                SIGNATURE                                       TITLE                              DATE
------------------------------------------  ---------------------------------------------   ------------------

         /s/ THEODORE W. VOGTMAN            Executive Vice President and Chief Financial
------------------------------------------  Officer (Principal Financial Officer)
           Theodore W. Vogtman

          /s/ KEVIN L. B. PRICE             Vice President, Controller and Treasurer
------------------------------------------  (Principal Accounting Officer)
            Kevin L. B. Price