Form 10-Q
period 2000-06-30
HARVARD INDUSTRIES INC
filed 2000-08-14
CIK 46012

    As filed with the Securities and Exchange Commission on August    , 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

            SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q
                            ------------------------

              /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     The number of shares outstanding of Registrant's Common Stock, as of August 4, 2000, was 10,034,560.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            HARVARD INDUSTRIES, INC.

                                      INDEX

                                                                        Page
                                                                      --------

PART I. Financial Information:

Item 1. Financial Statements:

Consolidated Balance Sheets
  September 30, 1999 (Audited)
  and June 30, 2000 (Unaudited) ....................................    F-2

Consolidated Statements of Operations (Unaudited)
  Three Months Ended June 30, 2000
  Three Months Ended June 30, 1999
  Nine Months Ended June 30, 2000
  Seven Months Ended June 30, 1999 (Post-Confirmation),
  Two Months Ended November 29, 1998 (Pre-Confirmation) ............    F-3

Consolidated Statements of Cash Flows (Unaudited)
  Nine Months Ended June 30, 2000
  Seven Months Ended June 30, 1999 (Post-Confirmation),
  Two Months Ended November 29, 1998 (Pre-Confirmation) ............    F-5

Notes to Consolidated Financial Statements--(Unaudited) ............    F-6-F-10

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations ........................    F-11

Item 3. Quantitative and Qualitative Disclosure About Market Risk ..    F-15

PART II. Other Information: ........................................    F-16

Item 1. Legal Proceedings ..........................................    F-16

Item 2. Changes in Securities ......................................    F-16

Item 3. Defaults Upon Senior Securities ............................    F-16

Item 4. Submission of Matters to a Vote of Securities Holders ......    F-16

Item 5. Other Information ..........................................    F-17

Item 6. Exhibits and Reports on Form 8-K ...........................    F-17

SIGNATURES .........................................................    F-18

                            HARVARD INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                September 30, 1999 and June 30, 2000 (Unaudited)
                           (In thousands of dollars)

                                                                                  September 30,    June 30, 2000
                                    ASSETS                                           1999           (Unaudited)
                                                                                    ---------          ---------
Current assets:
  Cash and cash equivalents....................................................     $  21,840          $   2,794
  Accounts receivable, net.....................................................        35,324             42,838
  Inventories..................................................................        18,107             18,775
  Prepaid expenses and other current assets....................................         6,453              5,115
                                                                                    ---------          ---------
Total current assets...........................................................        81,724             69,522

Property, plant and equipment, net.............................................        72,358             77,691
Intangible assets, net.........................................................       177,581            145,618
Other assets, net..............................................................         5,490              6,439
                                                                                    ---------          ---------
Total assets...................................................................     $ 337,153          $ 299,270
                                                                                    =========          =========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings........................................................     $      --          $   6,870
  Accounts payable.............................................................        28,489             31,644
  Accrued expenses.............................................................        57,654             34,048
  Income taxes payable.........................................................         5,885              4,041
                                                                                    ---------          ---------
Total current liabilities......................................................        92,028             76,603
Postretirement benefits other than pensions....................................        96,734             96,763
Other..........................................................................        63,316             65,397
                                                                                    ---------          ---------
Total liabilities..............................................................       252,078            238,763

Commitments and Contingencies..................................................            --                 --

Shareholders' equity:
  Common stock $.01 par value; 50,000,000 shares authorized; 10,234,222 shares issued and outstanding at September 30, 1999 and 10,837,141
     shares issued at June 30, 2000............................................           102                108
  Additional paid-in capital...................................................       174,898            174,892
  Accumulated deficit..........................................................       (90,450)          (109,692)
  Accumulated other comprehensive income.......................................           525                482
  Less--Cost of shares of common stock in treasury (802,581 shares at
     June 30, 2000)............................................................            --             (5,283)
                                                                                    ---------          ---------
Total shareholders' equity.....................................................        85,075             60,507
                                                                                    ---------          ---------
Total liabilities and shareholders' equity.....................................     $ 337,153          $ 299,270
                                                                                    =========          =========

        See accompanying notes to the consolidated financial statements.

                            HARVARD INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        Three Months Ended June 30, 1999
                      and Three Months Ended June 30, 2000
                         (Post-Confirmation) (Unaudited)
           (In thousands of dollars, except share and per share data)

                                                                                           Post-Confirmation
                                                                                    --------------------------------
                                                                                    Three Months      Three Months
                                                                                       Ended             Ended
                                                                                    June 30, 1999     June 30, 2000
                                                                                    --------------    --------------
Sales............................................................................     $  129,908        $   86,355
Cost of sales....................................................................        114,610            78,600
                                                                                      ----------        ----------
  Gross profit...................................................................         15,298             7,755
Selling, general and administrative expense......................................         11,777             6,686
Amortization of intangible assets................................................         15,696            10,653
Restructuring charges............................................................            (88)               --
Interest expense.................................................................          3,464               265
Other (income) expense, net......................................................           (930)             (246)
                                                                                      ----------        ----------
Loss before income taxes.........................................................        (14,621)           (9,603)
Provision for (benefit from) income taxes........................................             (8)              427
                                                                                      ----------        ----------
  Net (loss).....................................................................     $  (14,613)       $  (10,030)
                                                                                      ==========        ==========
Basic and diluted earnings per share
  Net (loss) per share...........................................................          (1.62)            (1.01)
                                                                                      ==========        ==========
Weighted average number of common shares outstanding.............................      9,045,642         9,900,334
                                                                                      ==========        ==========

           See accompanying notes to consolidated financial statements.

                            HARVARD INDUSTRIES, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

              Two Months Ended November 29, 1998 (Pre-Confirmation)
                      Seven Months Ended June 30, 1999 and
               Nine Months Ended June 30, 2000 (Post-Confirmation)
           (In thousands of dollars, except share and per share data)


                                                                              Pre-            Post-Confirmation
                                                                          Confirmation    -------------------------
                                                                          ------------       Seven          Nine
                                                                          Two Months        Months         Months
                                                                             Ended          Ended          Ended
                                                                          November 29,     June 30,       June 30,
                                                                             1998            1999           2000
                                                                          ------------    -----------    ----------

Sales..................................................................    $   89,050     $   298,801    $  260,032
Cost of sales..........................................................        79,628         263,914       232,048
                                                                           ----------     -----------    ----------
  Gross profit.........................................................         9,422          34,887        27,984
Selling, general and administrative expense............................         5,151          25,278        20,019
Amortization of intangible assets......................................           264          36,624        31,963
Impairment of long-lived assets and restructuring charges..............            --             (88)           --
Interest expense (contractual interest of $6,931 for the
  two months ended November 29, 1998)..................................         1,636           7,519           697
(Gain) on sale of operations...........................................            --              --        (7,170)
Other (income) expense, net............................................           (34)         (1,026)          467
                                                                           ----------     -----------    ----------
(Loss) income before reorganization items and income taxes.............         2,405         (33,420)      (17,992)
Reorganization items...................................................        50,384              --            --
                                                                           ----------     -----------    ----------
Loss before income taxes and extraordinary item........................       (47,979)        (33,420)      (17,992)
                                                                           ----------     -----------    ----------
Provision for income taxes.............................................           584             307         1,250
                                                                           ----------     -----------    ----------
Loss before extraordinary item.........................................       (48,563)        (33,727)      (19,242)
                                                                           ----------     -----------    ----------
Extraordinary item--(gain) on forgiveness of debt......................      (206,363)             --            --
                                                                           ----------     -----------    ----------
  Net (loss) income....................................................    $  157,800     $   (33,727)   $  (19,242)
                                                                           ==========     ===========    ==========
PIK Preferred Dividends and Accretion (contractual amount
  for the two months ended November 29, 1998 was $3,219)...............    $       --     $        --    $       --
                                                                           ==========     ===========    ==========
  Net (loss) income attributable to common shareholders................    $  157,800     $   (33,727)   $  (19,242)
                                                                           ==========     ===========    ==========
Basic and diluted earnings per share:
Loss before extraordinary item.........................................    $    (6.91)    $     (3.94)   $    (1.95)
Income from extraordinary item.........................................         29.37              --            --
                                                                           ----------     -----------    ----------
  Net (loss) income per share..........................................    $    22.46     $     (3.94)   $    (1.95)
                                                                           ==========     ===========    ==========
Weighted average number of common shares outstanding...................     7,026,437       8,568,589     9,849,942
                                                                           ==========     ===========    ==========

          See accompanying notes to consolidated financial statements.

                            HARVARD INDUSTRIES, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

             Two Months Ended November 29, 1998 (Pre-Confirmation),
                      Seven Months Ended June 30, 1999 and
               Nine Months Ended June 30, 2000 (Post-Confirmation)
                            (In thousands of dollars)

                                                                                    Pre-          Post-Confirmation
                                                                                Confirmation    ---------------------
                                                                                ------------     Seven        Nine
                                                                                Two Months       Months      Months
                                                                                  Ended          Ended        Ended
                                                                                November 29,    June 30,    June 30,
                                                                                   1998           1999        2000
                                                                                ------------    --------    ---------
Cash flows related to operating activities:
  Income (loss) from operations before reorganization items..................     $  1,820      $(33,727)   $ (19,242)
  Add back (deduct) items not affecting cash and cash equivalents:
    Depreciation.............................................................        3,503         6,518        6,331
    Amortization.............................................................          476        37,200       32,143
    (Gain) on sale of operations.............................................           --            --       (7,170)
    Impairment of long-lived assets and restructuring charges................           --           (88)          --
    (Gain) loss on disposition of property, plant and equipment..............           --           (48)          51
Changes in operating assets and liabilities net of effects of divestitures and reorganization items:
  Accounts receivable........................................................      (15,077)       19,421       (7,722)
  Inventories................................................................       (1,168)        1,142         (856)
  Other current assets.......................................................          402         1,017         (627)
  Accounts payable...........................................................       21,676       (12,259)       3,155
  Accrued expenses and income taxes payable..................................      (23,745)        2,891      (21,115)
  Other noncurrent...........................................................       (1,412)       (1,777)      (2,243)
                                                                                  --------      --------    ---------
    Net cash provided by (used in) operations before reorganization items....      (13,525)       20,290      (17,295)
    Net cash used by reorganization items....................................       (4,018)       (6,310)          --
                                                                                  --------      --------    ---------
    Net cash provided by (used in) operations................................      (17,543)       13,980      (17,295)
                                                                                  --------      --------    ---------
Cash flows related to investing activities:
  Acquisition of property, plant and equipment...............................       (2,856)      (10,409)     (12,413)
  Proceeds from disposition of property, plant and equipment.................           --            48           50
  Net proceeds from sale of operations.......................................           --         4,482        9,775
                                                                                  --------      --------    ---------
    Net cash provided by (used in) investing activities......................       (2,856)       (5,879)      (2,588)
                                                                                  --------      --------    ---------
Cash flows related to financing activities:
  Net borrowings (repayments) under DIP financing agreement..................        1,062            --           --
  Net borrowings (repayments) under financing/credit agreement...............       81,425        (5,812)       6,870
  Retirement of DIP financing................................................      (40,360)           --           --
  Retirement of creditors unsecured term loan................................      (25,000)           --           --
  Deferred financing costs...................................................       (3,338)           --         (750)
  Purchase of treasury stock.................................................           --            --       (5,283)
                                                                                  --------      --------    ---------
    Net cash (used in) provided by financing activities......................       13,789        (5,812)         837
                                                                                  --------      --------    ---------
    Net increase (decrease) in cash and cash equivalents.....................       (6,610)        2,289      (19,046)
Cash and cash equivalents, beginning of period...............................       11,624         5,014       21,840
                                                                                  --------      --------    ---------
Cash and cash equivalents, end of period.....................................     $  5,014      $  7,303    $   2,794
                                                                                  ========      ========    =========
Supplemental disclosure of cash flow information:
  Interest paid..............................................................        1,870         1,118           36
  Income taxes paid..........................................................          228         1,288        3,087
                                                                                  ========      ========    =========

          See accompanying notes to consolidated financial statements.

                            HARVARD INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (In thousands of dollars, except share and per share data)

1. Basis of Presentation and Emergence From Bankruptcy:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and fresh start reporting adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. The balance sheet at September 30, 1999 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1999.

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

                                                               Pro Forma Adjustments
                                                     ------------------------------------------
                                                     Nine Months
                                                       Ended
                                                      June 30,       Pro Forma
                                                        1999         Adjustments    As Adjusted
                                                     ------------    -----------    -----------
                                                                    (Unaudited)
Net Sales.........................................     $387,851       $      --     $   387,851
Costs of Sales....................................      343,542          (1,666)        341,876
                                                       --------       ---------     -----------
Gross Profit......................................       44,309           1,666          45,975
Selling, General and Administrative Expenses......       30,429              --          30,429
                                                       --------       ---------     -----------
Operating Income..................................       13,880           1,666          15,546
Other (Income) Expenses...........................       (1,148)             --          (1,148)
  Interest expense................................        9,155            (160)          8,995
  Other--net......................................           --              --              --
  Amortization of reorganization asset............       36,888          10,200          47,088
                                                       --------       ---------     -----------
     Total other (income) expense.................       44,895          10,040          54,935
                                                       --------       ---------     -----------
Income (loss) before income taxes.................      (31,015)         (8,374)        (39,389)
Reorganization Items..............................       50,384         (50,384)             --
Provision (benefit) for income taxes..............          891              --             891
Extraordinary Item................................     (206,363)        206,363              --
                                                       --------       ---------     -----------
Net income (loss).................................     $124,073       $(164,353)    $   (40,280)
                                                       ========       =========     ===========
Basic and diluted earnings (loss) per share.......                                        (4.01)
                                                                                    ===========
Weighted average number of common and common
  equivalent shares outstanding...................                                   10,034,560
                                                                                    ===========


     Reorganization expenses included in the consolidated statements of operations are comprised of the following:

Fresh Start adjustments to state assets and liabilities at their
  respective fair values............................................................     $(50,431)
Interest income on cash resulting from Chapter 11 proceedings.......................           47
                                                                                         --------
Total...............................................................................     $(50,384)
                                                                                         ========


     Certain prior year amounts have been reclassified in order to conform to the current year presentation.

                            HARVARD INDUSTRIES, INC.

           (In thousands of dollars, except share and per share data)

2. Disposition of Businesses:

     Condensed operating data of operations disposed or being disposed of are as follows:

                                      Pre-
                                  Confirmation         Post-Confirmation
                                  ------------    ---------------------------
                                  Two Months      Seven Months    Nine Months
                                    Ended           Ended           Ended
                                  November 28,     June 30,       June 30,
                                     1998            1999           2000
                                  ------------    ------------    -----------
Sales ........................         $33,496         $101,134      $    --
Gross profit .................           2,900            6,830           --

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

3. Inventories:

     Inventories consist of the following:

                                                   September 30,      June 30,
                                                       1999            2000
                                                   -------------    -----------
                                                                     (Unaudited)
Finished goods ...........................             $5,005             $5,293
Work-in-process ..........................              2,918              4,030
Tooling ..................................              2,132              1,646
Raw materials ............................              8,052              7,806
                                                      -------            -------
Total inventories ........................            $18,107            $18,775
                                                      =======            =======

4. Long-Term Debt and Credit Agreements:

     On September 30, 1999, the Company put in place a new $50,000 revolving credit facility with General Electric Capital Corporation ("GECC"). The Facility is secured by substantially all of the assets of the Company. The interest rate is base rate (prime rate) plus 1.25% or LIBOR plus 2.50% (interest rate at June 30, 2000 was 10.75%). Effective March 31, 2000, and at the end of each ensuing quarter the interest rate may be adjusted (up or down) prospectively based upon the Company's achievement of consolidated financial performance targets. The facility commitment terminates on September 30, 2001. No amount was drawn down on the facility as of September 30, 1999 and $6,870 was drawn down as of June 30, 2000 in addition to letters of credit outstanding of $9,720 and $7,114 at September 30, 1999 and June 30, 2000, respectively.

                            HARVARD INDUSTRIES, INC.

           (In thousands of dollars, except share and per share data)

5. Restructuring Charges:

     During the ten-month period ended September 30, 1999, the Company recorded a $1,200 restructuring charge representing shut-down costs for the Ripley, Tennessee facility. The charge related to severance for approximately 230 hourly and salaried employees ($1,000) and facility shut-down costs ($200). As of June 30, 2000, the Company has completed the severance and facility related payments totaling $1,078 and $166, respectively.

6. Earnings per Common Share:

     Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders, adjusted to add back dividends or interest on convertible securities, by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities. Income (loss) available to common shareholders used in determining both basic and diluted EPS was ($19,242) for the nine months ended June 30, 2000, ($33,727) for the seven months ended June 30, 1999, $157,800 for the two months ended November 29, 1998 and ($10,030) and ($14,613) for the three months ended June 30, 2000 and 1999, respectively. The weighted average number of shares of common stock used in determining basic and diluted EPS was 9,849,942 for the nine months ended June 30, 2000, 8,568,589 for the seven months ended June 30, 1999, 7,026,437 for the two months ended
November 29, 1998, and 9,900,334 and 9,045,642 for the three months ended
June 30, 2000, and 1999, respectively.

     Although on August 4, 2000, 10,034,560 of the Company's 50,000,000 authorized shares were outstanding, net of 802,581 shares of treasury stock, the Company's Chapter 11 Plan of Reorganization requires it to issue additional shares to certain claimants in the Bankruptcy case. The exact number of shares to be issued is presently unknown, as certain claims are unliquidated and others are disputed as to amount or validity. However, management estimates that approximately 500,000 additional shares will be issued in the process of resolving claims. The issuance of additional shares will not involve additional consideration, and therefore no accounting recognition other than the impact on outstanding share and per share amounts is expected.

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

     An incentive plan has been authorized by the Board of Directors providing for a grant of options to certain members of senior management. As of June 30, 2000, 1,845,000 shares have been awarded under this plan.

     Equivalent shares of 5,669, as calculated using the treasury stock method, relative to the above options and warrants have been excluded from the computation of earnings per share for the nine month and three month periods ended June 30, 2000 as their effect would be antidilutive. On October 5, 1999, the Company used part of the proceeds of the sale of the assets of its Kingston-Warren subsidiary to purchase 762,000 shares of its common stock in a private transaction at an aggregate cost of approximately $4,999. On
January 12, 2000 the Company purchased 32,781 shares of its common stock in a private transaction at an aggregate cost of approximately $245. On April 4, 2000 the Company purchased 5,500 shares of its common stock in a private transaction at an aggregate cost of approximately $28. On May 17, 2000, the Company purchased 2,300 shares of its common stock in a private transaction at an aggregate cost of approximately $11.

                            HARVARD INDUSTRIES, INC.

           (In thousands of dollars, except share and per share data)

7. Comprehensive Income:


                                               Pre-
                                           Confirmation         Post-Confirmation
                                           ------------    ---------------------------
                                           Two Months      Seven Months    Nine Months
                                             Ended           Ended           Ended
                                           November 28,     June 30,        June 30,
                                              1998            1999            2000
                                           ------------    ------------    -----------

Net income (loss).......................     $157,800        $(33,727)      $ (19,242)
Other comprehensive income:
  Foreign currency translation
     adjustment.........................           --             310             (42)
                                             --------        --------       ---------
Comprehensive income (loss).............     $157,800        $(33,417)      $ (19,284)
                                             ========        ========       =========

8. Breed:


     As previously disclosed, on June 12, 2000, the Company announced its intention to acquire Breed Technologies Inc. ("Breed"), which is currently operating under the protection of Chapter 11. On August 7, 2000 Breed and the Company, as co-proponents, filed a Consolidated Plan of Reorganization of Breed (the "Breed Plan") and a related Disclosure Statement with the United States Brankruptcy Court for the District of Delaware. A hearing with respect to the adequacy of the Disclosure Statement is scheduled to be held on September 5, 2000. Harvard and Breed have not yet entered into a definitive agreement for the acquisition by Harvard of Breed. If a definitive agreement is entered into, the closing will be subject to usual conditions and will also be subject to Bankruptcy Court approval. There are no assurances that the transaction will be consummated.

     In connection with the Breed transaction the Company has recorded $1,200 of expense and has capitalized $750 of financing costs. All unreimbursed costs will be expensed in the event the transaction is not completed.

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

Results of Operations

General

     Effective November 24, 1998, the Company emerged from Chapter 11 bankruptcy proceedings and implemented "Fresh Start Reporting." Accordingly, all assets and liabilities were restated to reflect their respective fair values. The consolidated financial statements after that date are those of a new reporting entity and are not comparable to the Pre-Confirmation periods. However, for purposes of this discussion, the nine months ended June 30, 2000 was compared to the combined seven months ended June 30, 1999 (Post-Confirmation) and the two months ended November 29, 1998 (Pre-Confirmation). Differences between periods due to "Fresh Start Reporting" adjustments are explained when necessary.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)
                           (In thousands of dollars)

Nine Months Ended June 30, 2000 compared to the Nine Months Ended June 30, 1999.

     The following table is included solely for use in comparative analysis of results of operations, and to complement management's discussion and analysis. Certain reclasses have been made to present the results on a comparable basis.

                                                                                              Nine Months Ended
                                                                                             --------------------
                                                                                             June 30,    June 30,
                                                                                               1999        2000
                                                                                             --------    --------
Sales.....................................................................................   $387,851    $260,032
  Cost of sales...........................................................................    343,542     232,048
                                                                                             --------    --------
Gross profit..............................................................................     44,309      27,984
  Selling, general and administrative expenses............................................     30,429      20,019
                                                                                             --------    --------
  Operating income (a)....................................................................     13,880       7,965
  Interest expense........................................................................      9,155         697
  Amortization of intangible assets.......................................................     36,888      31,963
  Restructuring charges...................................................................        (88)         --
  (Gain) on sale of operations............................................................         --      (7,170)
  Other (income) expenses, net............................................................     (1,060)        467
                                                                                             --------    --------
  (Loss) before income taxes, reorganization items and extraordinary item.................    (31,015)    (17,992)
  Reorganization items....................................................................     50,384          --
  Provision for income taxes..............................................................        891       1,250
  Extraordinary item......................................................................   (206,363)         --
                                                                                             --------    --------
  Net income (loss).......................................................................   $124,073    $(19,242)
                                                                                             ========    ========

------------------
(a) Includes depreciation expense of $6,331 and $10,021 for the periods ended June 30, 2000 and 1999, respectively.

     Sales. Consolidated sales decreased $127,819 from $387,851 to $260,032, or 33.0%. Aggregate sales for the operations designated for sale or wind down accounted for $134,630 of the decrease as the Company's divestiture program, as contemplated in its plan of reorganization, is substantially complete. Sales for the remaining operations increased $6,811 from $253,221 to $260,032 primarily due to light truck volume, tooling sales and selective price increases offset partially by lower military weapon systems sales and lower aluminum die cast sales due to unscheduled machine down time.

     Gross Profit. The consolidated gross margin, expressed as a percentage of sales, decreased from 11.4% to 10.8%. The gross profit for operations designated for sale or wind-down decreased $14,243 as the Company's divestiture program, as contemplated in its plan of reorganization, is substantially complete. The decrease of $2,082 in gross profit for the remaining operations was mainly due to productivity losses due to a 2-day strike at the Pottstown facility in February 2000, start-up inefficiencies for a new product at the Rock Valley, Iowa facility, aluminum die-casting inefficiencies due to unscheduled machine down time and lower labor productivity and lower military systems sales volume partially offset by higher light truck sales volume and selected price increases. Management is currently developing a program to upgrade die-cast equipment and tooling to address machine down time.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $30,429 to $20,019 primarily due to the divestiture of Kingston-Warren in September 1999 and the favorable resolution of unauthorized deductions taken by two major customers in the fourth quarter of fiscal year 1999.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)
                            (In thousands of dollars)

     Interest Expense. Interest expense decreased from $9,155 to $697 due to lower borrowing levels as a result of the sale of Kingston Warren on September 30, 1999 and the related retirement of all outstanding borrowings under the $115,000 senior credit facility and the repurchase of the $25,000 14 1/2 % senior secured notes.

     Amortization of Intangibles. Amortization of intangibles decreased from $36,888 to $31,963. The nine month period ended June 30, 1999 included seven months of amortization expense relating to a $314,901 reorganization asset, established as part of "Fresh Start Reporting," which was being amortized over a five year period. The nine-month period ended June 30, 2000 includes nine months of amortization expense on a reorganization asset of $212,901, which reflects an adjustment for the sale of Kingston-Warren.

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

     Reorganization Items. During the period ended June 30, 1999, the Company recognized, as part of "Fresh Start Reporting," charges that aggregated $50,431 net of interest income of $47, for adjustments to reflect all assets and liabilities at their respective fair values. Reorganization charges during the period ended June 30, 1999 represent mainly professional fees incurred in connection with the bankruptcy proceedings.

     Extraordinary Item. During the period ended June 30, 1999 an extraordinary gain of $206,363 was recorded for the forgiveness of debt that resulted from the reorganization of the Company in accordance with "Fresh Start Reporting."

     Net Income (Loss). The net income (loss) decreased from $124,073 to ($19,242) for the reasons described above.

Three Months Ended June 30, 2000 Compared to the Three Months Ended June 30,
1999.

     The following table is included solely for use in comparative analysis of results of operations, and to complement management's discussion and analysis. Certain reclasses have been made to present the results on a comparable basis.

                                                                                              Three Months Ended
                                                                                             --------------------
                                                                                             June 30,    June 30,
                                                                                               1999        2000
                                                                                             --------    --------
Sales.....................................................................................   $129,908    $ 86,355
  Cost of sales...........................................................................    114,610      78,600
                                                                                             --------    --------
Gross profit..............................................................................     15,298       7,755
  Selling, general and administrative expenses............................................     11,777       6,686
                                                                                             --------    --------
  Operating income (a)....................................................................      3,521       1,069
  Interest expense........................................................................      3,464         265
  Amortization of intangible assets.......................................................     15,696      10,653
  Restructuring charges (income)..........................................................        (88)         --
  Other (income) expense, net.............................................................       (930)       (246)
                                                                                             --------    --------
  (Loss) before income taxes..............................................................    (14,621)     (9,603)
  Provision for income taxes..............................................................         (8)        427
                                                                                             --------    --------
     Net (loss)...........................................................................   $(14,613)   $(10,030)
                                                                                             ========    ========

------------------
(a) Includes depreciation expense of $2,100 and $2,922 for the periods ended June 30, 2000 and 1999, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)
                            (In thousands of dollars)

     Sales. Consolidated sales decreased $43,553 from $129,908 to $86,355 or 33.5%. Aggregate sales for the operations designated for sale or wind-down accounted for $42,986 of the decrease as the Company's divestiture program, as contemplated in its Plan of Reorganization, is substantially complete. Sales for the remaining operations decreased $567 from $86,922 to $86,355 due primarily to lower die cast volume due to unscheduled machine down time.

     Gross Profit. The consolidated gross margin, expressed as a percentage of sales, decreased from 11.8% to 9.0%. The gross profit from operations designated for sale or wind-down decreased $3,427 as the Company's divestiture program, as contemplated in its Plan of Reorganization, is substantially complete. The decrease of $4,116 in gross profit for the remaining business is a result of aluminum die cast inefficiencies resulting from unscheduled machine down time and lower labor productivity and start-up inefficiencies for a new product at the Rock Valley Facility. Management is currently developing a program to upgrade die cast equipment and tooling to address the machine down time problem.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $11,777 to $6,686 primarily due to the divestiture of the Kingston-Warren subsidiary in September 1999.

     Interest Expense. Interest expense decreased from $3,464 to $265 due to lower borrowing levels as a result of the sale of Kingston-Warren in September 1999 and the related retirement of all outstanding borrowings under the $115,000 Senior Credit Facility and the repurchase of the $25,000 14 1/2% Senior Secured Notes.

     Amortization of Intangible Assets. Amortization of intangible assets decreased from $15,696 to $10,653 due to the reduction in the Company's reorganization assets as a result of the divestiture of the Kingston-Warren subsidiary in September 1999.

     Restructuring Charges. During the period ended June 30, 1999 the Company recorded a restructuring charge of $3,517 for the shut-down of its Ripley, Tennessee facility offset by the reversal to income of previously provided restructuring reserves for completed programs that aggregate to $3,605.

     Net Loss. Net (loss) decreased from ($14,613) to ($10,030) for the reasons described above.

Liquidity and Capital Resources

     On a pro forma basis, the cash flow (usage) for the two months ended November 29, 1998 (pre-confirmation) and the seven months ended June 30, 1999 (post-confirmation) have been combined for purposes of comparison to the nine months ended June 30, 2000.

     For the nine months ended June 30, 2000, the Company had cash (used by) operations of ($17,295) compared to cash (used by) operations of ($3,563) for the nine months ended June 30, 1999. The decrease was due to a non-recurring substantial increase in accounts payable in the prior year which resulted from the Company's emergence from bankruptcy, a major customer rescinding favorable collection terms, which were granted when the Company was in Chapter 11 proceedings, and the loss of favorable cash flow from operations divested in the prior year. These amounts were partially offset by a decrease in financing, legal and professional fees and other payments related to the Company's emergence from Chapter 11 proceedings on November 24, 1998.

     The Company sold substantially all the assets of it's Kingston-Warren subsidiary on September 30, 1999 for gross proceeds of $115,000 and used part of those proceeds to prepay the 14 1/2% Senior Secured Notes and all obligations under the $115,000 Senior Secured Credit Facility on such date. Subsequently, the Company put in place a new $50,000 revolving credit facility with GECC. The Company had $6,870 outstanding under the facility in addition to $7,114 of letters of credit and had borrowing availability of approximately $36,700 as of June 30, 2000. Management anticipates having sufficient liquidity to conduct its activities in fiscal 2000 as result of the borrowing availability provided by this facility.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(Continued)
                           (In thousands of dollars)

     Capital Expenditures. Capital expenditures for property, plant and equipment for the nine-month period ended June 30, 2000 were $12,413, principally for machinery and equipment required in the ordinary course of business and the expansion of the Company's Rock Valley, Iowa facility. The Company is currently projecting to spend approximately $16,000 for machinery and equipment in 2000. The projected capital expenditures are required for new business and on-going cost savings programs necessary to maintain the Company's competitive position, and the balance is for normal replacement. The actual timing of capital expenditures for new business may be impacted by customer delays and acceleration of program launches and the Company's continual review of the priority of the timing of capital expenditures.

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

     On June 23, 1999, John C. Gilbert, Eugene Appling, Robert A. LaClair, John
E. Malkulan, Christiane J. Myers, Kenneth McKnight, Thomas F. Klejta, and Fern
M. Yerger, on behalf of themselves and a class of persons similarly situated filed an action against the Companies in the United States District Court for the Northern District of Ohio seeking a declaration that the termination of insurance benefits violates ERISA and the Labor Management Relations Act ("LMRA") and seeking unspecified damages resulting from the anticipated termination of benefits. The Companies filed a motion to transfer the Ohio action to Pennsylvania because the Pennsylvania action was the first filed action and is the more convenient forum for the resolution of the issues. The United States District Court for the Eastern District of Pennsylvania dismissed the Pennsylvania action finding that the United States District Court for the Northern District of Ohio was a more appropriate venue. The motion by the Companies to transfer the Ohio action was denied. The U.S. District Court (N.D.
Ohio) granted the retirees' Motion for Summary Judgement and the matter is currently pending before the U.S. District Court (N.D. Ohio) to determine what, if any, damages were incurred. The companies filed an appeal with the U.S. 6th Circuit Court of Appeals. Based on information currently available, management of the Company believes, after consultation with legal counsel, that the result of such claims and litigation will not have a material adverse effect on the financial position or results of operations of the Company.

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

     On May 17, 2000, the Company purchased 2,300 shares of its common stock in a private transaction at an aggregate cost of approximately $11.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

(a) Exhibits

     None

(b) Reports on Form 8-K:

     The Company filed a Current Report on Form 8-K, dated June 14, 2000, filing as an exhibit under Item 7, "Financial Statements and Exhibits", a press release issued on June 13, 2000 announcing that on June 12, 2000 the Company submitted and Breed accepted the Company's proposal (the "Breed Acquisition Proposal") to fund a plan of reorganization for, and to acquire, Breed and its subsidiaries.

     The Company filed a Current Report on Form 8-K, dated June 22, 2000, reporting the execution of the Breed Acquisition Proposal by Harvard and Breed under Item 5, "Other Events" and filing the Breed Acquisition Proposal as an exhibit under Item 7, "Financial Statements and Exhibits".

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HARVARD INDUSTRIES, INC.

                                          BY: /S/ ROGER G. POLLAZZI
                                             --------------------------------
                                                    Roger G. Pollazzi
                                                  Chairman of the Board
                                           Chief Executive Officer and Director

Date: August   , 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature                                       Title                              Date
------------------------------------------  ---------------------------------------------   ---------------

         /s/ THEODORE W. VOGTMAN            Executive Vice President and Chief Financial
------------------------------------------  Officer (Principal Financial Officer)
           Theodore W. Vogtman


          /s/ KEVIN L. B. PRICE             Vice President, Controller and Treasurer
------------------------------------------  (Principal Accounting Officer)
            Kevin L. B. Price

                                      F-18