Form 10-K
period 2000-09-30
HARVARD INDUSTRIES INC
filed 2001-06-21
CIK 46012

===============================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

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
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


         Title of Securities                  Exchanges on which Registered
         -------------------                 -----------------------------
     Common Stock ($0.01 Par Value)                         None


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No ____
                                             ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  Yes X   No ____
                                 ---

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes X   No ____
                          ---

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


              Title of Securities                  Exchanges on which Registered
               -------------------                 -----------------------------
                  Common Stock                                  None


   The aggregate market value of registrant's voting shares held by non-affiliates of the registrant at June 4, 2001 was $7,806,433. The number of shares outstanding of registrant's common stock, par value $0.01 per share, at June 4, 2001 were 10,019,883.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Company's definitive proxy statement for the annual meeting of stockholders scheduled for July 17, 2001 ("Proxy Statement") filed with the Securities and Exchange Commission on January 29, 2001, are incorporated by reference in Part III of this Annual Report on Form 10-K. With the exception of those portions which are specifically incorporated by reference, such Proxy Statement shall not be deemed filed as part of this report.

===============================================================================

                                     PART I


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

ITEM 1. BUSINESS

Company Overview

   Harvard Industries, Inc. ("Harvard" or the "Company" or the "Corporation"), headquartered at 3 Werner Way in Lebanon, New Jersey, is primarily a direct supplier of components for Original Equipment Manufacturers ("OEMs"), producing cars and light trucks in North America, principally General Motors Corporation ("General Motors"), Ford Motor Company and/or its recent spinoff, Visteon Corporation (collectively "Ford") and Daimler-Chrysler ("Chrysler"). As of September 30, 2000 the Company's subsidiaries produce a wide range of products including: complex, high volume aluminum castings and other cast, fabricated, machined and decorated metal products; and metal stamped and roll form products.

   Effective May 31, 2001, the Company entered into a new $65,000 credit facility with The CIT Group/Business Credit, Inc., Citicorp USA, Inc. ("CIT/Citicorp") and a new $10 million junior secured credit facility with Hilco Capital LP ("Hilco"). The proceeds of these facilities were used to satisfy all obligations under its senior secured revolving credit facility with General Electric Capital Corporation ("GECC"). In addition, Hilco and the Company entered into a Security Purchase Agreement which gave Hilco the continuing right to acquire up to 5% of the outstanding common stock of the Company, on a fully-diluted basis, for a price of $0.01 per share and the right to purchase additional shares, at the lesser of $0.85 per share or the sale price in a subsequent share issuance, if additional shares of the Company are issued, in order to maintain a 5% ownership interest in the Company. This agreement also gives Hilco the right to put back its shares of stock to the Company and receive market value for the stock if certain conditions are met.

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

   Demand. As an OEM supplier, the Company is significantly affected by consumer demand for new vehicles in North America. Demand in North American car and light truck markets is tied closely to the overall strength of the North American economies. North American car and light truck production has increased from a low of 10.4 million units in 1991 to 17.3 million units in the 2000 calendar year; however, the OEMs are projecting declining sales during calendar 2001.

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

   Consistent with the Company's design approach is its increasing involvement in cooperative supplier programs. The Company collaborates with the cooperative supplier in the initial design process for a specific product or component for a particular vehicle. These programs, which effectively move the burden of design and development of new products from OEMs to their suppliers, resulting in corresponding increased costs, have represented an increasing trend in the automotive industry.

Marketing and Sales

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

   In an effort to improve operating margins, Harvard has made significant progress in closing or divesting itself of underperforming facilities and exiting unprofitable OEM business. Over the past three years, the Company has announced the closing or sale of numerous divisions/manufacturing plants and is in the process of re-allocating underutilized production capacity to higher margin industrial applications (see below). In addition to closing unprofitable facilities, Harvard is working with customers in evaluating product design and production processes to increase margins to targeted levels.

   Management intends to focus on accessing the non-automotive industrial market and the automotive aftermarket to leverage its existing product portfolio and manufacturing expertise. Harvard believes that a number of its existing automotive processes such as spin forming, tube rolling, and high- strength steel forming will be marketable in the industrial and aftermarket arenas because these processes are commonly used for products offered in those markets.

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

Asset Sales

   In November 1997, the Company sold the Materials Handling division of Kingston-Warren for approximately $18 million in cash. Between January 1998 and March 1998, Harvard sold the land, building and certain other fixed assets of its Harvard Interiors division in St. Louis, Missouri for approximately $4.1 million. In April 1998, Harvard divested certain tooling assets associated with the underperforming mirrors business of its Harman Automotive, Inc. subsidiary ("Harman") for approximately $0.8 million. In June

1998, Harvard sold its Elastic Stop Nut Division ("ESNA") facility in New Jersey, for approximately $1.9 million. In September 1998, the Company sold, at auction, certain assets of Harman for approximately $2 million and sold substantially all of the assets and assigned certain liabilities of its wholly owned subsidiary, Doehler-Jarvis Greeneville, Inc., for $10.9 million.

   In January 1999, the Company sold its Tiffin plant of the Hayes-Albion subsidiary for approximately $1.5 million, and between March 1999 and July 1999 sold the land and building and certain machinery and equipment of its wholly owned subsidiary, Doehler-Jarvis Toledo, Inc., for approximately $3.0 million. The operations formerly of the Company's Hayes-Albion Corporation subsidiary at the Snover, Michigan facility were moved to other locations and the Snover facility is currently for sale. On September 30, 1999, Kingston-Warren, a wholly-owned subsidiary of Harvard, completed its sale of substantially all of its assets and the assignment of certain liabilities to KWC Acquisition Corp., a subsidiary of Hutchinson, S.A., a French corporation, for $115 million, less certain adjustments.

   In December 1999, the Company sold the land and building and certain machinery and equipment of the Ripley, Tennessee facility of its Hayes-Albion subsidiary for approximately $2.3 million in cash and sold its Farmington Hills, Michigan facility for approximately $5.5 million in cash and entered into a leaseback agreement with the buyer. In March 2000, the Company sold its Bolivar, Tennessee land and building for approximately $0.5 million in cash. Also during fiscal 2000 the Company received approximately $6.8 million in cash for post-closing adjustments and recorded a receivable of $0.9 million for the return of monies held in escrow relating to the Kingston-Warren sale.

   The table below lists those assets that have been or will be sold as part of the Company's asset disposition plan:


                     Assets Sold or To Be Sold
                     -------------------------                        Month/Year
                                                                      ----------
King-Way Assets (Material Handling Division of Kingston-Warren) ...     Nov-97
St. Louis Facility (Harvard Interiors) ............................     Jan-98
Certain assets of Furniture Business (Harvard Interiors) ..........     Mar-98
Tooling for Automotive Component Parts (Harman Automotive) ........     Apr-98
Union, NJ, Facility (Specialty Fastener Division ("ESNA")) ........     Jun-98
Remaining assets of Furniture Business (Harvard Interiors) ........     Jun-98
Tooling and Equipment for Automotive Component Parts (Toledo) .....     Aug-98
Greeneville, TN Plan (Doehler-Jarvis) .............................     Sep-98
Bolivar, TN fixed assets (Harman Automotive) ......................     Sep-98
Tiffin, OH--land, building and equipment (Hayes-Albion) ...........     Jan-99
Toledo, OH--equipment (Doehler-Jarvis) ............................     Mar-99
Toledo, OH--land and building (Doehler-Jarvis) ....................     Jul-99
Kingston-Warren Corporation (substantially all assets) ............     Sep-99
Farmington Hills, MI (building) ...................................     Dec-99
Ripley, TN (building and equipment) ...............................     Dec-99
Bolivar, TN (land, building) ......................................     Mar-00
Salem, NC (building) ..............................................     Pending
Snover, MI (land, building) .......................................     Pending
Pottstown, PA (land, building and equipment) ......................     Pending


SUBSIDIARIES

 Hayes-Albion Division of Hayes-Albion Corporation ("Hayes-Albion")

   Hayes-Albion Corporation was purchased by Harvard in 1986 and has conducted business since 1888 as a supplier of cast and machined parts to the automotive, farm equipment, marine and general industrial markets. Hayes- Albion operates four plants located in Albion and Jackson, Michigan; Bridgeton, Missouri; and Rock Valley, Iowa. The plants occupy approximately 890,000 square feet and at September 30, 2000, employed approximately 1,200 persons. Hayes-Albion's primary customers during the fiscal year ended September 30, 2000 were Ford, General Motors, Caterpillar and Outboard Marine Corporation ("OMC").

OMC has subsequently ceased operating. The purchaser of OMC's assets has begun purchasing parts from Hayes-Albion.

   On May 1, 2001, the Company announced its intention to close the Jackson, Michigan facility and move substantially all the production to its Trim Trend Division's Bryan, Ohio facility. The shutdown plan will affect approximately 69 hourly and 16 salaried employees.

   Hayes-Albion's products consist of ferrous and non-ferrous castings, fans and machined shafts. Ferrous castings are made from iron or steel, while non-ferrous castings are made from other components such as aluminum. Products made from ferrous castings include transmission parts, universal joint yokes, rear axle housings and suspension parts. Products made from aluminum castings include valve train covers, engine covers and suspension parts, and are manufactured for the automotive, transportation, construction and machinery industries. Machined shafts are used in transmissions, generators, starters, alternators and are manufactured for the automotive, transportation, marine, construction and machinery industries.

   The following table represents a product summary of Hayes-Albion.


Customer
--------                          Product                     Platform
                           ---------------------   -----------------------------
Caterpillar ...........    Various Die Castings    N/A
Caterpillar ...........    Machined Shafts         N/A
Caterpillar ...........    Track Pins              Off-road Equipment
Delphi ................    Shafts                  Various Cars & Trucks
Ford/Visteon ..........    Gear Cases              Medium Trucks
Ford/Visteon ..........    Differential Carriers   Lincoln
Ford/Visteon ..........    Differential Carriers   All Trucks
Ford/Visteon ..........    Yokes                   All Rear Wheel Drive Vehicles
General Motors ........    Metal Fans              Medium Trucks
OMC ...................    Shafts                  Marine Outboard Engines


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

   Hayes-Albion's primary competitors include Intermet, Grede, Schwitzer, Lunt and Racine.

 Trim Trends Division of Hayes-Albion Corporation ("Trim Trends")

   Trim Trends, acquired as a wholly owned subsidiary by the Company in February of 1986 and merged into Hayes-Albion Corporation in 1994, although it remains a separate operating unit, has conducted business since 1948 primarily in functional and decorative metal stampings for automotive applications. Trim Trends operates from four plants covering 467,000 square feet: Deckerville, Michigan; Bryan and Spencerville, Ohio; and Dundalk, Ontario. At September 30, 2000, Trim Trends employed approximately 700 persons.

   Trim Trends manufactures specialty metal products from roll formed and stamped fabrication for the North American OEM market. In addition to the U.S. automakers, Trim Trends sells its products to International Truck & Engine Corporation, Lear Corporation, Mitsubishi and Honda. Trim Trends has capabilities in roll forming, stretch bending, general metal assembly technology and design and engineering. Trim Trends products are primarily sold to automotive OEMs and automotive seating manufacturers. Primary customers include Ford, Chrysler, General Motors, Lear Corporation and International Truck & Engine Corporation. The following table represents a product summary:


Customer
--------                                Product                  Platform
                                -----------------------   ----------------------
Chrysler ...................    Various Stampings         Intrepid & LHS
Chrysler ...................    Roll Formed H.S.S.        Intrepid & LHS
Chrysler ...................    Transmission Components   All FWD Vehicles
Ford .......................    Door Frames               Escort
Ford .......................    Drip Rails                Large Vans
General Motors .............    Impact Beams              All Light Trucks
General Motors .............    Door Reinforcement        Various Passenger Cars
General Motors .............    Door Tracks               Mini Van
General Motors .............    Door Beams                Mini Van
General Motors .............    Cross Member              Cadillac DeVille
Mitsubishi .................    Delta Sash Assembly       Eclipse, Spyder
Mitsubishi .................    Division Post             Galant
Magna ......................    Door Reinforcement        Ford Mini Van
Magna ......................    Drip Rail                 Chrysler LH
Lear Corporation ...........    Seat Reinforcement        Ford Mini Van


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

 Pottstown Precision Casting ("Pottstown") (formerly Doehler-Jarvis Pottstown, Inc.)

   On October 31, 2000, the Company announced it will close the Pottstown die casting facility in fiscal 2001 if it is unable to sell it (See Subsequent Events Note 28 in the accompanying Notes to Consolidated Financial Statements). The plant operates as Pottstown Precision Castings, a wholly owned subsidiary of Harvard. All financial disclosure and management discussion of the Company herein includes the results of Pottstown.

   Pottstown worked diligently to restructure this business over the past three years. Despite the cooperation of its local union, the United Auto Workers, and substantial investments in management and the physical plant, the Company was unable to turn the operation into a viable entity. Increasing competition in the aluminum die casting arena prevented the operation from establishing a profitable business base.

   The Pottstown plant specializes in medium size aluminum die castings and complements its casting capabilities with precision machining. It is an independent supplier of parts cast with 390 aluminum alloy.

   Pottstown makes products which are supplied to General Motors, Caterpillar and Simpson Industries, among others. The following table represents a product summary.


Customer
--------                                        Product             Platform
                                          -------------------   ----------------
General Motors .......................    Engine Bed Plate      Passenger Cars
General Motors .......................    Input Housing         Light Trucks
Simpson Industries ...................    A/C Compressor Body   Various Vehicles
General Motors .......................    Pump Cover 4-L60      Light Trucks
Caterpillar ..........................    Oil Pan               Heavy Truck

   The Pottstown facility is QS9000 certified, a quality assurance program conducted by General Motors, and has a wide range of die casting capabilities. The 470,000 square foot facility employs 400 persons and has advanced robotics for painting, casting, die servicing, controlling metal pouring and casting extraction.

   Pottstown competes primarily with Gibbs Die Casting Corp., Spartan Light Metals, Ryobi Die Casting (USA), Inc., ITT Lester Industries, Inc., Fort Wayne Foundry Corp., CMI International Inc. and Teksid SPA, as well as the captive aluminum casting operations of the U.S. automakers.

Reliance on Major Customers

   Of the Company's consolidated net sales for fiscal year 2000, approximately 32%, 27%, 9% and 8% were attributable to Ford, General Motors, Caterpillar and Chrysler, respectively. Although the Company has purchase orders from many of its customers, such purchase orders generally provide for supplying the customer's annual requirements for a particular model or assembly plant, renewable on a year-to-year basis, rather than for manufacturing a specific quantity of products. The loss of any one of its major customers or a significant decrease in demand for certain key models or a group of related models sold by any of its major customers could have a material adverse effect on the Company.

Dependence on Key Personnel

   The success of the Company depends in large part upon the abilities and continued service of its executive officers and other key employees. There can be no assurance that the Company will be able to retain the services of such officers and employees.

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

   The Company's ability to compete in such a competitive environment will be dependent upon, among other things, its ability to make major capital expenditures over the next several years in order to service existing business, enter new markets and remain competitive in certain markets. The Company had capital expenditures of approximately $16.6 million in 2000 and forecasts capital spending to be approximately $6.5 million in 2001. Through 2003 (inclusive of 2000), the Company expects to spend approximately $37 million in capital expenditures. There can be no assurance that there will be sufficient internally generated cash or available acceptable external financing available to make the necessary capital expenditures for a sufficient period of time.

Intellectual Property

   The Company from time to time applies for patents with respect to patentable developments. However, no patent or group of patents held by the Company is, in the opinion of management, of material importance to the Company's business as a whole.

Employees

   At September 30, 2000, Harvard had approximately 2,400 employees, down slightly from the September 30, 1999 headcount. Approximately 62% of Harvard's employees as of September 30, 2000 were covered by collective bargaining agreements negotiated with 9 locals of 6 unions (collectively, the "Unions"). These contracts expire at various times through the year 2005. During fiscal 2000, the Company successfully negotiated new labor agreements at the Pottstown and St. Louis plants and the Harvard Transportation, Inc. subsidiary. The following table outlines the labor agreement expiration dates at each of Harvard's plants.


Plant
-----                                          Union          Date of Expiration
                                         ------------------   ------------------
Albion ..............................    UAW                        3/22/02
Jackson .............................    UAW                        7/17/02
St. Louis ...........................    IAM                        5/01/03
Spencerville ........................    UAW                        4/30/02
Bryan ...............................    Paper-Workers              6/01/03
Dundalk/Canada ......................    USWA                       6/27/02
Arnold ..............................    Painters                   3/13/04
Transportation ......................    Teamsters                  3/31/05
Pottstown ...........................    Master + Local UAW         1/31/05


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

Sources and Availability of Raw Materials

   The raw materials required by the Company are obtained from regular commercial sources of supply and, in most cases, from multiple sources. Under normal conditions, there is no difficulty in obtaining adequate raw material requirements at competitive prices, and no shortages have been experienced by the Company. Major raw materials purchased by Harvard include aluminum, energy, steel, and paint. The Company considers its major raw material suppliers to include: Hayes-Albion: Consumer's Energy, Jackson Iron and Metal and Allied Chucker; and Trim Trends: Chrysler and General Motors. These suppliers furnish energy and steel to such subsidiaries. Pottstown is not dependent on any individual supplier. Its principal raw material is aluminum, which is purchased from multiple suppliers. Captive aluminum processing operations enable Pottstown to purchase less costly scrap aluminum and non- certified aluminum ingot and to refine the metal to the required certified specifications. Harvard's purchase orders with its OEM customers provide for price adjustments related to changes in the cost of certain materials.

   The Company's top ten suppliers in 2000 were:


Supplier                            Dollars/Year
--------                           (Approximate)
                                   (In thousands)      Product           Harvard Division
                                   --------------   ------------    ---------------------------
Chrysler.......................       $14,100       Steel Coil      Trim Trends Div.
Jackson Iron & Metal...........       $ 7,000       Steel Scrap     Hayes-Albion
Consumer Energy................       $ 6,800       Gas/Electric    Hayes-Albion
General Motors.................       $ 6,200       Steel Coil      Trim Trends
Allied Chucker.................       $ 6,100       Machining       Hayes-Albion
Service Aluminum...............       $ 5,600       Aluminum        Hayes-Albion and Pottstown
                                                                     Precision Casting
Stanton Moss, Inc..............       $ 5,000       Aluminum        Pottstown Precision Casting
Commercial Alloys Corp.........       $ 4,700       Aluminum        Pottstown Precision Casting
Steel Technologies.............       $ 4,700       Steel Coil      Trim Trends
Maksteel Service Centre........       $ 3,500       Steel Coil      Trim Trends


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

   In the fourth (4th) quarter of calendar 2000, the domestic auto industry experienced a significant decline in sales. The OEM's project lower sales for calendar 2001 when compared with calendar 2000.

ITEM 2. PROPERTIES

Facilities

   The Company maintains its principal executive offices in leased space in Lebanon, New Jersey. The principal properties of the Company include its production facilities, all of which are owned by the Company and its subsidiaries, except for the real property in Farmington Hills, Michigan. The Company also leases certain warehouse and distribution facilities and regional sales offices that are not included among the Company's principal properties. None of the leases is material to the Company's business as a whole, or provides any unique advantage. Capacity at any plant depends, among other things, on the product mix, the processes and equipment used and tooling. While capacity varies periodically as a result of customer demand, the Company currently estimates that its automotive business plants generally operate between 60% and 100% of capacity on a five-day per week basis.

   The following table sets forth certain information with respect to the Company's principal properties:


              Subsidiary or
                 Division                                                                         Square
               ------------                        Location              Type of Facility          Feet
                                             --------------------    -------------------------   -------
Harvard Industries .......................   Farmington Hills, MI    Administrative offices (3)   40,000
Hayes-Albion .............................   Albion, MI              Mfg. plant                  458,300
Hayes-Albion .............................   Bridgeton, MO           Mfg. plant                  128,300
Hayes-Albion .............................   Jackson, MI             Mfg. plant                  218,600
Hayes-Albion .............................   Rock Valley, IA         Mfg. plant                   86,000
Trim Trends Div. .........................   Deckerville, MI         Mfg. plant                   74,900
Trim Trends Div. .........................   Snover, MI              Mfg. plant (1)(2)            75,500
Trim Trends, Canada ......................   Dundalk, ON, Canada     Mfg. plant                   80,000
Trim Trends Div. .........................   Bryan, OH               Mfg. plant                  141,500
Trim Trends Div. .........................   Spencerville, OH        Mfg. plant                  159,000
Pottstown Precision Castings .............   Pottstown, PA           Mfg. Plant (1)              470,000
Harvard Industries .......................   Arnold, MO              Mfg. plant                   31,400
Harvard Industries .......................   Salem, SC               Mfg. plant (1)(2)            51,000

---------------
(1) Facility is currently for sale.
(2) Idle.
(3) Leased space.

ITEM 3. LEGAL PROCEEDINGS

   In June 1995, a group of former employees of the Company's subsidiary, Harman Automotive-Puerto Rico, Inc., commenced an action against the Company and individual members of management in the Superior Court of the Commonwealth of Puerto Rico seeking approximately $48 million in monetary damages and unearned wages relating to the closure by the Company of the Vega Alta, Puerto Rico plant previously operated by such subsidiary. Claims made by the plaintiffs in such action include the following allegations: (i) such employees were discriminated against on the basis of national origin in violation of the laws of Puerto Rico in connection with the plant closure and that, as a result thereof, the Company is alleged to be obligated to pay unearned wages until reinstatement occurs, or in lieu thereof, damages, including damages for mental pain and anguish; (ii) during the years of service, plaintiffs were provided with a one-half hour unpaid meal break, which is alleged to violate the laws of Puerto Rico, providing for a one-hour unpaid meal break and demand to be paid damages and penalties and request seniority which they claim was suspended without jurisdiction; and (iii) plaintiffs were paid pursuant to a severance formula that was not in accordance with the laws of Puerto Rico, which payments were conditioned upon the plaintiffs executing releases in favor of the Company, and that, as a result thereof, they allege that they were discharged without just cause and are entitled to a statutory severance formula. Obligations of the Company in respect to litigation arising out of activities prior to the petition date, if allowed by the Court, are payable in common stock of the Company and have been discharged in accordance with the Plan of Reorganization. Any recovery is payable in common stock of the Company.

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

   On June 23, 1999, John C. Gilbert, Eugene Appling, Robert A. LaClair, John
E. Malkulan, Christiane J. Myers, Kenneth McKnight, Thomas F. Klejta, and Fern
M. Yerger, on behalf of themselves and a class of persons similarly situated, filed an action against the Companies in the United States District Court for the

Northern District of Ohio seeking a declaration that the termination of insurance benefits violates ERISA and the Labor Management Relations Act ("LMRA") and seeking unspecified damages resulting from the anticipated termination of benefits. The Companies filed a motion to transfer the Ohio action to Pennsylvania because the Pennsylvania action was the first filed action and is the more convenient forum for the resolution of the issues. The United States District Court for the Eastern District of Pennsylvania dismissed the Pennsylvania action finding that the United States District Court for the Northern District of Ohio ("Ohio Court") was a more appropriate venue. The motion by the Companies to dismiss the Ohio action was denied. On March 6, 2000, the Ohio Court granted summary judgment to the plaintiffs on the issue of liability. All claims for monetary damages have been denied by the Ohio Court and the parties have each filed their respective proposals for the final order for injunctive relief and await the Court's decision. Based on information currently available, management of the Company believes, after consultation with legal counsel, that the result of such claims and litigation will not have a material adverse effect on the financial position or results of operations of the Company.

   The Company is a party to various claims and routine litigation arising in the normal course of its business. Based on information currently available, management of the Company believes, after consultation with legal counsel, that the result of such claims and litigation, will not have a material adverse effect on the financial position or results of operations of the Company.

Environmental Matters

   Some of the Company's operating units use and produce substances regulated under various local, state, federal and international laws governing the protection of the environment. It is the Company's policy to comply with these laws. The Company records a liability for environmental remediation and associated costs when such costs are deemed to be probable and the amount of the costs can be reasonably estimated. Presently, environmental expenditures do not have a material adverse effect on the results of the Company's operations, financial position, capital expenditures or competitive position. While it is possible that new information, or future developments, may require the Company to reassess its potential exposure to all pending environmental matters, including those described in the footnotes to the Company's consolidated financial statements, management believes that, based upon all currently available information, the resolution of all such pending environmental matters will not have a material adverse effect on the Company's operating results, financial position, capital expenditures or competitive position.

State Agency Claims

   West Jackson Groundwater Contamination: The Hayes-Albion facility in Jackson, Michigan is located within a regional area of groundwater contamination designated as the West Jackson Groundwater Contamination Site ("the Site"). The Michigan Department of Environmental Quality (MDEQ) has identified Hayes-Albion Corporation as a responsible party under the Natural Resources and Environmental Protection Act (NREPA), commonly known as Part 201. In that regard, the State has filed a complaint against Hayes-Albion seeking judgement against Hayes-Albion to conduct a further investigation of its property, to remediate the Site, and to reimburse the State for its oversight costs.

   Although, Hayes-Albion may be found responsible for past activities causing a release, or threat of a release, of certain contaminants, Hayes-Albion has completed several investigations on its property since 1989 to assist in defining the nature and sources of the chlorinated solvent contamination at the Site. Hayes-Albion believes that these investigations establish that contaminants are migrating onto its property from a hydraulically upgradient source(s). As such, the Company intends to vigorously defend itself in the State's action.

   The MDEQ filed a claim in the Company's Chapter 11 cases seeking recovery of its past and future response costs. On October 15, 1998, the Bankruptcy Court issued an order expunging MDEQ's claim because it was filed after the bar date.

   Management believes that, based upon all currently available information, the resolution of all such pending state agency claims will not have a material adverse effect on the Company's operating results, financial position, capital expenditures or competitive position.

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

   Upon consummation of the Plan of Reorganization on November 24, 1998, the Old Common Stock was canceled and Harvard was authorized to issue its new Common Stock to certain creditors of pre-reorganized Harvard. The Company's Common Stock is traded on the over-the-counter bulletin board of NASDAQ under the symbol "HAVA."

   The table below sets forth the high and low bid quotations for the Company's Old Common Stock from October 1, 1998 through November 24, 1998, and the high and low market prices for the Company's New Common Stock from November 25, 1998 through September 30, 2000. The bid prices, which were obtained from NASDAQ Trading and Market Services, represent prices between dealers without adjustment for retail mark-ups, mark-downs or commissions and may not represent actual transactions. The New Common Stock prices are market quotations.


                          COMMON STOCK PRICE RANGE(1)

    Fiscal Year End                                                  High      Low
    ---------------                                                  ----      ---
    September 30, 2000:
    First Quarter ...............................................    $9.094   $6.562
    Second Quarter ..............................................    $8.312   $4.875
    Third Quarter ...............................................    $6.125   $3.312
    Fourth Quarter ..............................................    $4.25    $2.00

    September 30, 1999:
    First Quarter
      October 1--November 24, 1998 ("Old Stock").................    $0.75    $0.00
      November 25--December 31, 1998 ("New Stock")...............    $8.00    $7.25
    Second Quarter ("New Stock") ................................    $8.00    $6.875
    Third Quarter ("New Stock") .................................    $9.375   $7.00
    Fourth Quarter ("New Stock") ................................    $9.312   $6.00

---------------
(1) Reflects prices on the NASDAQ National Market after November 24, 1998, through September 14, 2000 and on the Over the Counter Bulletin Board of NASDAQ before November 24, 1998 and after September 14, 2000.

   On June 7, 2001, the closing price for the Company's New Common Stock was $0.80. There were approximately 1,670 holders of record as of the same date.

   The Company has paid no cash dividends on its New Common Stock since issuing the first shares on November 24, 1998 and does not expect to pay cash dividends on its New Common Stock for the foreseeable future. Moreover, the Company is restricted under the terms of the current revolving credit facility, from paying cash dividends on its New Common Stock. The Company was restricted under the terms of its borrowings, including its debt instruments from paying cash dividends on its Old Common Stock.

   The Company's Common Stock was delisted from the NASDAQ National Market, effective at the opening of business on September 14, 2000, because it had not met the minimum share bid price of $5.00 per share. The Company's Common Stock is currently traded on the Over-The-Counter Bulletin Board of NASDAQ.

ITEM 6. SELECTED FINANCIAL DATA

   The following table presents selected consolidated historical financial data for the Company as of the dates and for the fiscal periods indicated. The selected financial data for each of the periods ended September 30, 1996 through September 30, 2000, has been derived from the Consolidated Financial Statements of the Company for the applicable periods. From May 8, 1997 through November 23, 1998, the Company was operating under Chapter 11, which afforded the Company protection from the claims of its creditors and caused the Company to incur certain bankruptcy-related expenses including legal fees, financial advisory fees, investment banking fees and independent auditor fees. As a result of the fact that the Company has emerged from Chapter 11 and the prospective effect of Fresh Start Reporting, the Company does not believe that its historical results of operations are necessarily indicative of its results of operations as an ongoing entity following its emergence on November 24, 1998 from Bankruptcy Reorganization. Accordingly, the results of operations for the ten months ended September 30, 1999 have been segregated by a black line from pre-confirmation periods. The following information should be read in conjunction with and is qualified by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained in this Form 10-K.


                                                                   10 Months        2 Months
               ($ in thousands)                    Year Ended        Ended           Ended
               Except for share                  September 30,    September 30,   November 29,         Year Ended September 30,
              and per share data                     2000             1999            1998          1998        1997         1996
              -------------------                -------------    -------------   ------------    --------    ---------   ---------
Statement of Operations data:
Sales ........................................      $330,908        $406,081        $  89,050     $690,076    $ 810,769   $ 824,837
Cost of sales ................................       297,280         364,747           79,628      656,243      797,774     776,141
                                                    --------        --------        ---------     --------    ---------   ---------
Gross Profit .................................        33,628          41,334            9,422       33,833       12,995      48,696
Selling, general and administrative expenses .        26,445          34,189            5,151       66,546       45,822      42,858
Impairment and restructuring charges(2) ......         2,509          (2,405)              --       10,842      288,545          --
Cost of certain acquisition opportunity(8) ...         5,300              --               --           --           --          --
(Gain) Loss on sale of operations(3) .........       (10,225)         25,654               --      (28,673)          --          --
Amortization of intangibles ..................        42,616          52,320              264        1,584        8,448      15,312
Interest expense(1) ..........................         1,170           9,878            1,636       14,231       36,659      47,004
Other (income) expense, net(4) ...............         1,437           1,905              (34)       3,980        5,530       1,538
                                                    --------        --------        ---------     --------    ---------   ---------
Loss from continuing operations before
  reorganization items, income taxes and
  extraordinary item..........................       (35,624)        (80,207)           2,405      (34,677)    (372,009)    (58,016)
Reorganization items .........................            --              --           50,384       14,920       16,216          --
                                                    --------        --------        ---------     --------    ---------   ---------
Loss from continuing operations before income
  taxes and extraordinary item................       (35,624)        (80,207)         (47,979)     (49,597)    (388,225)    (58,016)
Provision for income taxes ...................         1,696             542              584        6,207        1,204       3,196
Loss from discontinued operations, net of
  tax(5)......................................            --              --               --           --           --       7,500
                                                    --------        --------        ---------     --------    ---------   ---------
Income (loss) before extraordinary item ......       (37,320)        (80,749)         (48,563)     (55,804)    (389,429)    (68,712)
Extraordinary item(7) ........................            --           9,701         (206,363)          --           --          --
                                                    --------        --------        ---------     --------    ---------   ---------
Net income (loss) ............................      $(37,320)       $(90,450)       $ 157,800     $(55,804)   $(389,429)  $ (68,712)
                                                    ========        ========        =========     ========    =========   =========
PIK preferred dividends and accretion(6) .....      $     --        $     --        $      --     $     --    $  10,142   $  14,844
                                                    --------        --------        ---------     --------    ---------   ---------
Net Income (loss) attributable to common
  stockholders................................      $(37,320)       $(90,450)       $ 157,800     $(55,804)   $(399,571)  $(83,556)
                                                    ========        ========        =========     ========    =========   =========



(Footnotes appear on the following page.)


                                                               Ten Months      Two Months
             ($ in thousands                   Year Ended         Ended           Ended
             except for share                September 30,    September 30,   November 29,           Year Ended September 30,
           and per share data)                    2000            1999            1998           1998          1997         1996
           -------------------               -------------    -------------   ------------    ----------    ----------   ----------
Share Data:
Basic and Diluted Earnings Per Share
Loss from continuing operations ..........     $    (3.77)     $    (8.98)     $    (6.91)    $    (7.94)   $   (56.91)  $   (10.87)
Loss from discontinued operations ........             --              --              --             --            --        (1.07)
Extraordinary Item .......................             --           (1.08)          29.37             --            --           --
                                               ----------      ----------      ----------     ----------    ----------   ----------
Net Income (loss) per share ..............     $    (3.77)     $   (10.06)     $    22.46     $    (7.94)   $   (56.91)  $   (11.94)
                                               ==========      ==========      ==========     ==========    ==========   ==========
Weighted average number of shares and
  equivalents.............................      9,905,720       8,994,900       7,026,437      7,026,437     7,020,692    6,999,279
Financial ratios and other data:
Depreciation and amortization ............     $   51,640      $   65,808      $    3,979     $   27,904    $   60,186   $   65,658
Cash flows (used in) provided by
  continuing operations...................        (13,952)          4,327         (17,543)        23,526        11,045       (3,133)
Capital expenditures .....................         16,657          13,074           2,856         24,887        36,572       40,578
Cash flows (used in) provided by
  investing activities....................         (4,467)        100,787          (2,856)         3,564       (34,156)     (43,001)
Cash flows (used in) providing by
  financing activities....................           (716)        (88,288)         13,789        (24,678)       31,216       27,316
Balance sheet data:
Working capital (deficiency) .............     $  (12,758)     $  (10,304)     $  (19,993)    $  (90,024)   $    2,096   $   (7,158)
Total assets .............................        277,423         337,153              --        250,981       307,494      617,705
Liabilities subject to compromise ........             --              --              --        385,665       397,319           --
DIP Credit Facilities, including current
  portion.................................             --              --              --         39,161        87,471           --
Long-term debt, including current portion           4,599              --              --         25,000        14,087      360,603
PIK preferred stock ......................             --              --              --        124,637       124,637      114,495
Shareholders' equity (deficiency) ........         42,068          85,075              --       (609,230)     (547,128)    (145,724)

---------------
(1) Interest expense does not include interest after May 7, 1997 amounting to $35,618 and $13,605 for the years ended September 30, 1998 and 1997 respectively of the Old Senior Notes as all such interest was included as a liability subject to compromise. See Note 1 to the Consolidated Financial Statements.

(2) During 1997, the Company recorded charges for impairment of long-lived assets of the Doehler-Jarvis Entities and at two other plants. During 1998, the Company recorded charges for impairment of long-lived assets of its Tiffin, Ohio facility and for certain assets relating to a platform that ended earlier than anticipated. During the ten-month period ended September 30, 1999, the Company recorded restructuring charges related to the shut-down of the Ripley, Tennessee facility and reversed previously recorded restructuring charges related to Harman Automotive, Harvard Interiors Furniture Division, the Tampa corporate office and the Toledo, Ohio facility. During 2000, the Company reordered a charge for impairment of long-lived assets of its Pottstown Precision Castings facility. See Note 14 to the Consolidated Financial Statements. No tax benefit is currently available for any of these charges.

(3) In November of 1997, the Company sold Kingston-Warren's Material Handling division resulting in a gain on sale of $11,354. During 1998, there was a gain on sale of $17,319 as a result of the sale of the land, building and certain other assets of the Harvard Interiors' St. Louis, Missouri facility and the transfer of certain assets at the Doehler-Jarvis Toledo, Ohio facility and related lease obligations to a third party and the sale of substantially all of the assets and the assignment of certain liabilities of the Doehler-Jarvis Greeneville Facility. During the ten month period ended September 30, 1999, the Company recorded a loss of $25,654 as a result of the sale of the land, building, and certain other assets of the Toledo, Ohio and Tiffin, Ohio facilities and substantially all of the assets and the assignment of certain liabilities of the Kingston-Warren Subsidiary. During the year ended September 30, 2000, the Company sold its Ripley, Tennessee, Farmington Hills, Michigan, and Bolivar, Tennessee facilities and recorded post-closing adjustments relating to the sale of Kingston-Warren in fiscal 1999 for an aggregate gain of $10,225 (See Note 3 to the Consolidated Financial Statements).

(4) For 1997, other (income) expense, net includes approximately $2,200 related to joint venture losses.

(5) The Company, in the first quarter of fiscal 1994, decided to discontinue its then specialty fastener segment ("ESNA") and therefore applied the accounting guidelines for discontinued operations. In 1996, the Company recorded a $7,500 charge to discontinued operations representing the write-down of the ESNA facility and continuing carrying costs.

(6) PIK Preferred dividends after May 7, 1997 do not include $19,010 and $6,749 of accrued dividends for the years ended September 30, 1998 and 1997, respectively.

(7) The two-month period ended November 29, 1998 includes an extraordinary gain of $206,363 from the forgiveness of debt upon emergence from Chapter 11. The ten-month period ended September 30, 1999 includes an extraordinary loss of $9,701 resulting from the early extinguishment of debt.

(8) During 2000, the Company entered into a Letter of Intent to acquire Breed Technologies, Inc. and its subsidiaries ("Breed"). Direct and incremental costs associated with this proposed transaction, which would have been considered as a cost of acquisition upon the successful closing of the transaction, have been expensed in fiscal 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS OF DOLLARS)

Financial Condition and Results of Operations

   Effective November 24, 1998, the Company emerged from Chapter 11 bankruptcy proceedings and implemented "Fresh Start Reporting" as of November 29, 1998 (its normal interim closing date). Accordingly, all assets and liabilities were restated to reflect their respective fair values. The consolidated financial statements after that date are those of a new reporting entity and are not comparable to the Pre-Confirmation periods. However, for purposes of this discussion, the ten months ended September 30, 1999 (Post-Confirmation) were combined with the two months ended November 29, 1998 (Pre-Confirmation) and were compared to both the twelve months ended September 30, 1998 and 2000. Differences between periods due to "Fresh Start Reporting" adjustments are explained when necessary.

2000 Compared to 1999

   The following table is included solely for use in comparative analysis of the results of operations, and to complement management's discussion and analysis. Certain reclasses have been made to present the results on a comparable basis.


                                                   September 30,   September 30,
                                                       2000             1999
                                                   -------------   -------------
Sales .........................................      $330,908        $ 495,131
Cost of Sales .................................       297,280          444,375
                                                     --------        ---------
   Gross profit................................        33,628           50,756
Selling, General & Administrative Expenses ....        26,445           39,340
                                                     --------        ---------
Operating Income(a) ...........................         7,183           11,416
Cost of Certain Acquisition Opportunity .......         5,300               --
Amortization of Intangibles ...................        42,616           52,584
Impairment / Restructuring Charges ............         2,509           (2,405)
Interest Expense ..............................         1,170           11,514
(Gain) Loss on Sale of Operations .............       (10,225)          25,654
Other Expense, Net ............................         1,437            1,871
                                                     --------        ---------
Loss before Income Taxes, Reorganization
 Items and Extraordinary Items ................       (35,624)         (77,802)
Reorganization Items ..........................            --           50,384
Provision for Taxes ...........................         1,696            1,126
Extraordinary Items ...........................            --         (196,662)
                                                     --------        ---------
Net Income (Loss) .............................      $(37,320)       $  67,350
                                                     ========        =========

---------------
(a) Includes Depreciation expense of $8,784 and $16,153 for 2000 and 1999, respectively.

2000 Compared to 1999

   Sales. Consolidated sales decreased $164,223 from $495,131 to $330,908, or 33.2%. Aggregate sales for the Operations designated for sale or wind down decreased approximately $165,017, as the Company's divestiture program, as contemplated under the Company's Plan of Reorganization, is substantially complete. The remaining operations sales increased $794 from $330,114 to $330,908 as continued strong demand for auto and light truck was partially offset by lower military systems sales volume.

   Gross Profit. The consolidated gross profit expressed as a percentage of sales decreased from 10.3% to 10.2% or $17,128. The gross profit for Operations designated for sale or wind-down decreased $12,183, as the Company's divestiture program, as contemplated under the Company's Plan of Reorganization, is substantially complete. The gross profit from the remaining operations decreased $4,945 due primarily to a two-day strike and lower manufacturing efficiencies due to unscheduled machine downtime at the Pottstown facility, start-up costs relating to a new product line at the Rock Valley, Iowa facility and lower military systems sales volume partially offset by strong auto and light truck demand and management's focus on higher margin business.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $39,340 to $26,445 due to the divestiture of the Kingston-Warren subsidiary in September 1999, reduced staffing and spending levels as a result of the reorganization program implemented by management.

   Cost of Certain Acquisition Opportunity. During the period ended September 30, 2000, the Company incurred direct and incremental costs of approximately $5,300 associated with the proposed acquisition of Breed. These costs consisted primarily of fees paid to outside legal and accounting advisors for due diligence and certain bank fees which would have been considered as a cost of the acquisition upon the successful closing of the transaction. Since the target company announced an alternative plan, the Company did not pursue the acquisition further and all costs associated with this opportunity have been expensed.

   Amortization of Intangibles. Amortization of intangibles decreased from $52,584 to $42,616 as a result of the write-off in 1999 of a portion of the reorganization asset relating to the sale of Kingston-Warren.

   Impairment/Restructuring Charges. During the period ended September 30, 2000, the Company, due to rising material costs and severe price competition, recorded an impairment charge of $2,509 to write-down the carrying value of certain long-lived assets of the Pottstown, Pennsylvania facility to their estimated net realizable value. During 1999, the Company recorded restructuring charges of $1,200 for the shutdown of its Ripley, Tennessee facility, which included $1,000 for severance and $200 for facility-related costs. In addition, during 1999 the Company has reversed to income previously provided restructuring reserves of $3,605 relating to the divestiture program as contemplated under the Company's Plan of Reorganization, primarily as a result of lower severance and related costs for the Tampa office, Harman Automotive and the Harvard Interiors Furniture Division ($2,300) and lower facility shut-down costs at Toledo ($1,200) due to the sale of that facility.

   Interest Expense. Interest expense decreased from $11,514 to $1,170 due to lower borrowing levels as a result of the sale of Kingston-Warren on September 30, 1999 and the related retirement of all outstanding borrowings under the $115,000 senior credit facility and the repurchase of the $25,000 14 1/2% senior secured notes.

   (Gain) Loss on Sale of Operation. During the period ended September 30, 2000, the Company recorded a gain on the sale of the building and certain machinery and equipment of the Ripley, Tennessee facility of $1,109, a gain on the sale of the Farmington Hills, Michigan land and building of $1,149, a gain on the sale of the Bolivar, Tennessee land and building of $362 and a reduction to the loss on the sale of Kingston-Warren, recorded in September 1999, of $7,605 which represents post-closing adjustments and the favorable resolution of uncertainties (gain contingencies). During the period ended September 1999, the Company sold substantially all the assets and assigned certain liabilities of its Kingston-Warren subsidiary resulting in a loss on sale of approximately $27,938 and sold the land building and certain other assets of the Toledo facility for a gain of approximately $2,284.

   Reorganization Items. During 1999, the Company recognized, as part of "Fresh Start Reporting" charges that aggregated $50,431 for adjustments to reflect all assets and liabilities at their respective fair values.

   Provision for Income Taxes. The tax provision, primarily foreign, increased from $1,126 to $1,696 as a result of increased profitability of the Canadian subsidiary.

   Extraordinary Items. In November 1998, the Company recorded an extraordinary gain of $206,363 as a result of the forgiveness of debt that results from the reorganization of the Company in accordance with "Fresh Start Reporting". In September 1999 the Company recorded an extraordinary loss of $9,701 as a result of the early extinguishment of the $25,000 14 1/2% senior secured notes and the $115,000 senior credit facility.

   Net Income (Loss). The net income decreased from $67,350 to ($37,320) for the reasons described above.

1999 Compared to 1998

   The following table is included solely for use in comparative analysis of the results of operations and to complement management's discussion and analysis. Certain reclasses have been made to present the results on a comparable basis.


                                                   September 30,   September 30,
                                                       1999             1998
                                                   -------------   -------------
Sales .........................................      $ 495,131        $690,076
Cost of Sales .................................        444,375         656,243
                                                     ---------        --------
   Gross profit................................         50,756          33,833
Selling, General & Administrative Expenses ....         39,340          66,546
                                                     ---------        --------
Operating Income (Loss) (a) ...................         11,416         (32,713)
Amortization of Intangibles ...................         52,584           1,584
Impairment/Restructuring Charges ..............         (2,405)         10,842
Interest Expense ..............................         11,514          14,231
(Gain) Loss on Sale of Operations .............         25,654         (28,673)
Other Expense, Net ............................          1,871           3,980
                                                     ---------        --------
Loss before Income Taxes, Reorganization Items
  and Extraordinary Items......................        (77,802)        (34,677)
Reorganization Items ..........................         50,384          14,920
Provision for Taxes ...........................          1,126           6,207
Extraordinary Items ...........................       (196,662)             --
                                                     ---------        --------
Net Income (Loss) .............................      $  67,350        $(55,804)
                                                     =========        ========

---------------
(a) Includes Depreciation expense of $16,153 and $24,209 for 1999 and 1998, respectively.

   Sales. Consolidated sales decreased $194,945 from $690,076 to $495,131, or 28.2%. Aggregate sales for the Operations designated for sale or wind down decreased approximately $206,637 from $371,654 to $165,017 as the Company's divestiture program as contemplated under the Company's Plan of Reorganization nears completion and lower sales at Kingston-Warren due to the transition from old to new platforms. The remaining operations sales increased $11,692 from $318,422 to $330,114 as auto and light truck demand remained strong.

   Gross Profit. The consolidated gross profit expressed as a percentage of sales increased from 4.9% to 10.3%, or $16,923. The gross profit for Operations designated for sale or wind-down decreased from $20,481 to $12,181. After adjusting 1999 results for $4,513 of operating losses charged to loss contract reserves established in the fourth quarter of fiscal 1998, reported gross profit in 1999 for operations designated for sale or wind-down would have been $7,668. Gross profit decreased approximately $12,813 primarily due to one-time tooling profits of approximately $1,900 in 1998 that did not recur in 1999, significantly lower volume in 1999 as a result of the Company's divestiture program, accelerated depreciation on long-lived assets at its

Ripley, Tennessee facility and higher launch costs during the transition from old to new platforms at Kingston-Warren. The gross profit from the remaining operations increased $25,223 due to lower depreciation expense as a result of the reorganization ($9,100), improved operating efficiencies, strong auto and light truck demand and management's focus on higher margin business.

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

   Impairment/Restructuring Charges. During 1999, the Company recorded restructuring charges of $1,200 for the shutdown of its Ripley, Tennessee facility. In addition, the Company has reversed to income previously provided restructuring accruals of $3,605 relating to the divestiture program as contemplated under the Company's Plan of Reorganization, primarily as a result of lower severance and related costs for the Tampa office, Harman Automotive and the Harvard Interiors Furniture Division ($2,300) and lower facility shut- down costs at Toledo ($1,200) due to the sale of that facility. During 1998 the company recorded $5,000 in restructuring charges for shutdown and relocation costs relating to the move of the corporate headquarters from Tampa, Florida to Lebanon, New Jersey and a $5,842 charge for the impairment write-off of certain property, plant and equipment.

   (Gain) loss on Sale of Operation. In 1999 the Company sold substantially all the assets and assigned certain liabilities of it's Kingston-Warren subsidiary resulting in a loss on sale of approximately $27,938 and sold the land, building and certain other assets of the Toledo facility for a gain of approximately $2,284. In 1998 the Company recorded a gain on the sale of the Material Handling division of Kingston-Warren of $11,354, a gain on the sale of the land, building and certain other assets of the Harvard Interiors' St. Louis facility of $1,217, a gain of $13,999 on the transfer of certain assets at the Toledo facility and their related lease obligations to a third party and a gain on the sale of certain assets and the assignment of certain liabilities of the Doehler-Jarvis Greeneville subsidiary of $2,103.

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

   Extraordinary Items. In November 1998, the Company recorded an extraordinary gain of $206,363 as a result of the forgiveness of debt that resulted from the reorganization of the Company in accordance with "Fresh Start Reporting." In September 1999, the Company recorded an extraordinary loss of $9,701 as a result of the early extinguishment of the $25,000 14 1/2% Senior Secured Notes and the $115,000 Senior Credit Facility.

   Net Income (Loss). The net income increased from $(55,804) to $67,350 for the reasons described above.

Liquidity and Capital Resources

   On a pro-forma basis, the cash flow (usage) for the two months ended November 29, 1998 (pre-confirmation) and the ten months ended September 30, 1999 (post-confirmation) have been combined for purposes of comparison to the year ended September 30, 2000.

   For the year ended September 30, 2000, the Company had net cash used in operations of $13,952 compared to net cash used in operations of $13,216 for the twelve months ended September 30, 1999. The change was due to a non- recurring substantial increase in accounts payable in the prior year which resulted from the Company's emergence from bankruptcy, a major customer rescinding favorable payment terms, which were granted when the Company was in Chapter 11 proceedings and the loss of favorable cash flow from operations divested in the prior year. These amounts were partially offset by lower interest payments as a result of the sale of Kingston-Warren on September 30, 1999 and the related retirement of all outstanding borrowings and the repurchase of the Senior Secured Notes and a decrease in financing, legal and professional fees and other payments related to the Company's emergence from Chapter 11 proceedings on November 24, 1998.

   The Company sold substantially all the assets of it's Kingston-Warren subsidiary on September 30, 1999 for gross proceeds of $115,000 and used part of those proceeds to prepay the 14 1/2% Senior Secured Notes and all remaining obligations under the $115,000 Senior Secured Credit facility on such date. Subsequently, the Company put in place a new $50,000 revolving credit facility with GECC. The Company had $4,599 outstanding under the facility in addition to $7,114 letters of credit and had borrowing availability of approximately $38,800 as of September 30, 2000.

   The Company failed to meet certain financial covenants at September 30, 2000 and, as a result, on January 1, 2001 the revolving credit facility was converted to an asset-based loan by GECC, effectively reducing borrowing availability by approximately $15,000. The credit agreement with GECC was amended on May 10, 2001, which, among other things, increased the borrowing capacity to a maximum of $45,000.

   Effective May 31, 2001, the Company entered into two new credit facilities. These include a loan and letter of credit facility that provides for an asset-based revolving credit facility of up to $45,000 and senior secured term loans aggregating to $20,000. The other facility was a $10,000 junior secured term loan. (see Note 11). The proceeds from these facilities were used to pay off the GECC facility in its entirety. Management believes, based upon the results to date and the projected results for the remainder of fiscal 2001, that funds available under the new credit facilities and other available sources will be sufficient to meet its cash requirements through October 1, 2001.

   Capital Expenditures. Capital expenditures for property, plant and equipment during 2000 and 1999 were $16,657 and $15,930, respectively, (including capital spending for Kingston-Warren of $5,755 for 1999) principally for machinery and equipment required in the ordinary course of operating the Company's business and the expansion of the Company's Rock Valley, Iowa facility. The Company is currently projecting to spend approximately $6,500 principally for machinery and equipment in 2001. The projected capital expenditures are required for new business and on-going cost saving programs necessary to maintain competitive position, and the balance for normal replacement. The actual timing of capital expenditures for new business may be impacted by customer delays and acceleration of program launches and the Company's continual review of priority of the timing of capital expenditures.

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

Recent Accounting Pronouncements

   Derivative Transactions. In June 1999, the Financial Accounting Standards Board agreed to defer for one year the effective date for Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which is now required to be adopted in years beginning after June 15, 2000. SFAS No. 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS No. 133 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

ITEM 7A. MARKET RISK DISCLOSURE

   The Company may be subject to market risk with respect to its credit facilities and foreign currency earnings. At June 4, 2001, the Company has approximately $31,400 of debt outstanding, subject to interest rate risk. The Company's revolving credit agreement carries interest rates at prime rate plus 1.75% and its term loans carry interest rates ranging from prime plus 1.75% to prime plus 11.00%. As the prime rate increases, the Company would incur higher relative interest expense on any outstanding debt and similarly a decrease in the prime rate would reduce relative interest expense. Trim Trends Canada, Ltd., the Company's Canadian subsidiary, conducts its transactions in Canadian currency. During 2000 and 1999, Trim Trends Canada, Ltd.'s sales represented 6.7% and 5%, respectively, of the Company's net sales and as a result the impact of market risk on foreign currency transactions is not considered material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   See Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                    PART III


   The Company has incorporated by reference certain responses to the items of this Part III pursuant to Rule 12b-23 under the Exchange Act and General Instructions G(3) to Form 10-K. The Company's definitive proxy statement for the annual meeting of stockholders scheduled for July 17, 2001 ("Proxy Statement") was filed on January 29, 2001.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of Registrant

   Roger G. Pollazzi. Chairman of the Board and Chief Executive Officer since November 24, 1998. Roger G. Pollazzi was elected Chief Operating Officer of the Company in November 1997 and has been Chairman of the Board and Chief Executive Officer since November 24, 1998. He was associated with Concord Investment Partners, an investment firm headquartered in Concord, Massachusetts, from 1996 to October 1997. From 1992 to 1996, Mr. Pollazzi was Chief Executive Officer and Chairman of The Pullman Company ("Pullman"), an automotive parts manufacturer.

   Term of Office: 1 year
   Age: 64

   Jon R. Bauer. Director since December 1998. Jon R. Bauer is a Managing Partner of Contrarian Capital Management, L.L.C., an investment management firm founded in May 1995 and located in Greenwich, Connecticut. He was a Managing Director of the Horizon Series of Partnerships from 1986 to 1995.

   Term of Office: 2 years
   Age: 44

   Thomas R. Cochill.(1) Director since November 24, 1998. Thomas R. Cochill is a founding partner and serves as CEO of Ingenium, LLC, a crisis and transition management consulting firm. He served as the President, Chief Executive Officer and Chairman of the Board of Webcraft Technologies, Inc. ("Webcraft") from 1992 to 1997. Webcraft specializes in printing of direct mail products, specialized government forms, complex commercial print formats and fragrance samplers. Webcraft emerged from Chapter 11 in 1994. He serves as a member of the Board of Directors of American Rice, Inc., a leading international supplier of rice products; Axiohm Transaction Solutions, Inc., a leading supplier of point-of-service transaction printing systems; Golden Books Family Entertainment, Inc., a marketer of children's and family-related media and entertainment products; and Goss Graphic Systems, Inc., a manufacturer of printing presses and related equipment worldwide. From 1981 to 1992, Mr. Cochill was the President, member of the Board of Directors, and member of the Executive Committee as well as a minority partner of The Lehigh Press, Inc., a private printing company. Mr. Cochill also served as a Group Business Manager for the Dow Chemical Company from 1969 to 1972.

   Term of Office: 2 years
   Age: 61

   Raymond Garfield, Jr.(2) Director since November 24, 1998. Raymond Garfield, Jr. has been the President of Garfield Corporation, a national real estate finance and development firm, specializing in design-build/finance projects.
In 1992, Mr. Garfield became Chairman and Chief Executive Officer of Vista Properties, Inc., a public national development firm formerly known as Lomas Realty USA. Mr. Garfield guided a restructuring which resulted in Vista's merger with Centex Corporation in 1996. From 1988 to 1992, Mr. Garfield served as a Senior Managing Director of Cushman & Wakefield, responsible for all financial services for the Western U.S. Mr. Garfield has also served as a Vice President of Salomon Brothers from 1984 to 1988 and Senior Vice President and National Sales Manager for Merrill Lynch Commercial Real Estate from 1980 to 1984. He is a graduate of the U.S. Naval Academy and is a former naval aviator.

   Term of Office: 2 years
   Age: 56

---------------
(1) Resigned from the Board of Directors effective May 23, 2001.
(2) Resigned from the Board of Directors effective May 30, 2001.

   Donald P. Hilty.(3) Director since November 24, 1998. Donald P. Hilty is a business consultant. From 1980 to 1994, Mr. Hilty served as the Chief Economist of the Chrysler Corporation. Also at Chrysler, he held marketing, finance and research positions during twelve years in Geneva, London and Paris. He was a Senior Fellow at the Economic Strategic Institute from 1994 to 1996. Mr. Hilty holds a BA degree from Wheaton College, an MBA from the University of Colorado and a Doctor of Business Administration from the Indiana University Graduate School of Business.

   Term of Office: 2 years
   Age: 71

   Andrew P. Hines.(3) Director since January 2000. Mr. Hines retired as the Executive Vice President, Chief Financial Officer and a Director of Outboard Marine Corporation in February 2000, positions he held since 1997. Prior to joining the Outboard Marine Corporation, Mr. Hines held the position of Senior Vice President and Chief Financial Officer for Woolworth Corporation since 1994. During 1993, Mr. Hines was a consultant to Pentland PLC, England. From 1989 to 1992, Mr. Hines held the position of Executive Vice President and Chief Financial Officer with Adidas USA. Prior to that, Mr. Hines held various senior financial positions with RJR Nabisco, Inc. from 1976 to 1989.

   Term of Office: 1 year
   Age: 61

   George A. Poole, Jr. Director since November 24, 1998. George A. Poole, Jr. has been a private investor for more than five (5) years and is currently a member of the Board of Directors of Anacomp, Inc., a provider of multiple media data management solutions which emerged from Chapter 11 in 1996. In addition to serving on the Board of Anacomp, Inc. since June 1996, Mr. Poole has served on the Board of Directors of U.S. Home Corp., a home building company since it emerged from Chapter 11 in June 1993 until sold to Lenar in April 2000. Mr. Poole also served on the Board of Directors of Bibb Company until it was sold in October 1998 and has served on the Board of Directors of Bucyrus International, Inc. and Spreckles Industries.

   Term of Office: 2 years
   Age: 69

   James P. Shanahan, Jr. Director since November 24, 1998. James P. Shanahan, Jr. has been the Executive Vice President, General Counsel and a member of the Board of Directors of Pacholder Associates, Inc. since 1986. He also serves on the Board of Directors of LaBarge, Inc., a manufacturer of electronic components headquartered in St. Louis, MO.

   Term of Office: 2 years
   Age: 39

   Richard W. Vieser. Director since December 1998. Richard W. Vieser retired from active employment in 1989. He was Chairman, Chief Executive Officer and President of Lear Siegler, Inc. (a diversified manufacturing company) from 1987 to 1989. He was Chairman of the Board and Chief Executive Officer of FL Industries, Inc. and FL Aerospace (Formerly Midland-Ross Corporation) (also a diversified manufacturing company) from 1985 and 1986 to 1989 respectively. He is a former President and Chief Operating Officer of McGraw-Edison Co. Currently Mr. Vieser is the Chairman of Varian Medical Systems and serves as a director of International Wire, Sybron International Corporation and Viasystems Group, Inc.

   Term of Office: 2 years
   Age: 74

---------------
(3) Will not stand for re-election at Registrant's next annual meeting.

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

   Term of Office: 1 year
   Age: 58

   J. Vincent Toscano. Executive Vice President of Strategic Planning/ Acquisition and Divestitures since November 17, 1997. Prior to joining the Company, he was associated with Concord Investment Partners, an investment firm headquartered in Concord, Massachusetts, from 1996 to October 1997. From 1993 to 1996, he was Vice President Operations, at Pullman. From 1992 until 1993, Mr. Toscano was Chief Financial Officer of Pullman.

   Term of Office: 1 year
   Age: 52

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

   Term of Office: 1 year
   Age: 60

   Kevin L. B. Price. Vice President, Controller and Treasurer since November 17, 1997. Kevin L. B. Price joined the Company on November 17, 1997 and is currently Vice President, Controller and Treasurer. Prior to joining the Company, he was Vice President--Controller of Pullman, from 1994 until 1997. Prior to that time, Mr. Price was the Assistant Controller of Pullman.

   Term of Office: 1 year
   Age: 45

   John J. Brock. Vice President, Tax since November 17, 1997. John J. Brock joined the Company on November 17, 1997 and is currently Vice President, Tax. Prior to joining the Company, he was Vice President--Tax at Pullman from 1994 through 1997. From 1990 to 1994, Mr. Brock was Vice President--Taxation with Fiat Automotive (USA).

   Term of Office: 1 year
   Age: 55

   Robert J. Clark. Vice President, Human Resources since January 15, 1998. Robert J. Clark joined the Company on January 15, 1998 and is currently Vice President, Human Resources. Prior to joining the Company, he was Vice President Benefits and Compensation with Polygram Holding, Inc. from August 1992 until January 1998.

   Term of Office: 1 year
   Age: 46

   Douglas D. Rossman. Vice President, Purchasing since December 1996. Douglas
D. Rossman has been a Vice President of the Company since December 1996. Previously, he was Purchasing Manager of Federal Mogul Corp., an automobile parts manufacturer, for more than eight years.

   Term of Office: 1 year
   Age: 49

   David A. White. Vice President, General Counsel and Secretary since January, 2001. For the past five years, Mr. White served as Deputy General Counsel and Assistant Secretary and Assistant General Counsel. Prior to joining the Company's subsidiary, Doehler-Jarvis, Inc. in 1993, Mr. White was a tax manager for Weber & Co. and Ernst and Young.

   Term of Office: 1 year
   Age: 46

   All other information required by this item 10 is incorporated by reference from the Company's definitive proxy statement for the annual meeting of stockholders scheduled for March 14, 2001 was filed with the Securities and Exchange Commission pursuant to Reg. 14A on January 29, 2001.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   None.

                                  EXHIBIT INDEX

      Exhibit
      Number                         Description

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

   2.3       Form of Common Stock Certificate of the Company.

   2.4 Indenture (including the Form of 14 1/2% Senior Secured Note due September 1, 2003), dated as of November 24, 1998 between the Company, the Subsidiary Guarantors and Norwest Minnesota Bank, National Association, as Trustee.

   3.1(a)    Certificate of Incorporation of the Company.

   3.1(b)    Certificate of Merger of the Company.

   3.2       By-laws of the Company.

   4.1 Securities Purchase Agreement dated as of May 31, 2001 by and among the Company and Hilco Finance LLC.

   4.2 Warrant Agreement, dated as of November 24, 1998, between the Company and State Street Bank and Trust Company, as Warrant Agent.

   10.1 Settlement Agreement dated as of October 15, 1998, by and among the Company, certain of its subsidiaries and the PBGC.

   10.2 Registration Rights Agreement, dated as of November 24, 1998, between the Company and the signatories listed therein.

   10.3 Registration Rights Agreement, dated as of November 23, 1998, between the Company and Lehman Brothers Inc., as Initial Purchaser.

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

   10.7 Harvard Industries, Inc. Nonqualified ERISA Excess Benefit Plan (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (File No. 33-96376)).

   10.8 Harvard Industries, Inc. Nonqualified Additional Credited Service Plan (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (File No. 33-96376)).

   10.9      Harvard Industries, Inc. 1998 Stock Incentive Plan.

   10.10 Amendment No. 1 to Credit Agreement, dated May 10, 2001, between the Company, its subsidiaries and General Electric Capital Corporation.

   10.11 Financing Agreement, dated May 31, 2001, between the Company, its subsidiaries and The CIT Group/Business Credit, Inc., as administrative agent and lender, Citicorp USA Inc., as syndication agent and lender, and Citibank NA, as issuing bank and each lender from time to time that became a party thereto.

   10.12 Financing Agreement, dated May 31, 2001, between the Company, its subsidiaries and Hilco Capital LP, as lender.

   10.13 Lien Intercreditor Agreement, dated May 31, 2001, between The CIT Group/Business Credit, Inc., as administrative agent and collateral agent for the working capital lenders, and Hilco Capital LP, as term loan lender.

   10.14 Grant of Security Interest in Intellectual Property, dated May 31, 2001, between the Company, certain subsidiaries of the Company and Hilco Capital LP.

   10.15 Grant of Security Interest in Intellectual Property, dated May 31, 2001 between the Company, certain subsidiaries of the Company and the CIT Group/Business Credit, Inc., as Administrative Agent under the Financing Agreement referred to in Item 10.11 for the benefit of the Lenders, the Issuing Bank and Agents referred to therein.

   10.16 Pledge Agreement dated May 31, 2001 by the Company and certain of its subsidiaries in favor of the CIT/Group/Business Credit, Inc.

   10.17 Pledge Agreement dated May 31, 2001 by the Company and certain of its subsidiaries in favor of Hilco Capital LP.

   21        List of subsidiaries of the Company.

   24        Powers of Attorney (contained in the signature pages hereto).

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Harvard Industries, Inc.:

   We have audited the accompanying consolidated balance sheets of Harvard Industries, Inc. (a Delaware corporation) and subsidiaries (the "Company") as of September 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for the year ended September 30, 2000, the ten month period ended September 30, 1999 (post-confirmation), the two month period ended November 29, 1998, and the year ended September 30, 1998 (pre-confirmation). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harvard Industries, Inc. and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for the year ended September 30, 2000, the ten month period ended September 30, 1999 (post-confirmation), the two month period ended November 29, 1998, and the year ended September 30, 1998 (pre-confirmation) in conformity with accounting principles generally accepted in the United States.

   As discussed in Note 1 to the Consolidated Financial Statements, the Company emerged from bankruptcy on November 24, 1998. The effects resulting from the adoption of fresh start reporting and the forgiveness of debt were reflected in the statement of operations for the two months ended November 29, 1998. Accordingly, the consolidated financial statements for periods subsequent to the Company's emergence from bankruptcy are not comparable to the consolidated financial statements presented for prior periods.


                                                            ARTHUR ANDERSEN LLP

Roseland, New Jersey
June 4, 2001

                            HARVARD INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 2000 and 1999
                  (In thousands of dollars, except share data)



                                         September 30, 2000   September 30, 1999
                                         ------------------   ------------------
ASSETS
 Current assets:
   Cash and cash equivalents.........        $   2,705             $ 21,840
   Accounts receivable, net of
    allowance of $1,810 in 2000 and
    $2,383 in 1999 ..................           32,742               35,324
   Inventories.......................           20,494               18,107
   Prepaid expenses and other current
    assets ..........................            4,760                6,453
                                             ---------             --------
    Total current assets ............           60,701               81,724
  Property, plant and equipment, net.           75,477               72,358
  Intangible assets, net.............          134,965              177,581
  Other assets, net..................            6,280                5,490
                                             ---------             --------
  Total Assets.......................        $ 277,423             $337,153
                                             =========             ========
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
   Short Term Borrowings.............        $   4,599             $     --
   Accounts payable..................           32,738               28,489
   Accrued expenses..................           35,147               57,654
   Income taxes payable..............              975                5,885
                                             ---------             --------
    Total current liabilities .......           73,459               92,028
 Postretirement benefits other than
  pensions...........................          100,966               96,734
 Other ..............................           60,930               63,316
                                             ---------             --------
    Total liabilities. ..............          235,355              252,078
  Commitments and contingencies......               --                   --
Shareholders' equity:
  Common Stock, $.01 par value;
   50,000,000 shares authorized;
   10,234,222 shares issued and
   outstanding at September 30, 1999
   and 10,942,927 shares issued at
   September 30, 2000................              109                  102
  Additional paid-in capital.........          174,891              174,898
  Accumulated deficit................         (127,770)             (90,450)
  Cost of shares of common stock in
   treasury (813,006 shares at
   September 30, 2000)...............           (5,315)                  --
  Accumulated other comprehensive
   income............................              153                  525
                                             ---------             --------
   Shareholders' Equity..............           42,068               85,075
Total Liabilities and Shareholders'
  Equity.............................        $ 277,423             $337,153
                                             =========             ========


The accompanying Notes to Consolidated Financial Statements are an integral part of these Balance Sheets.

                            HARVARD INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     for the Year Ended September 30, 2000,
                    the Ten Months Ended September 30, 1999,
                   the Two Months Ended November 29, 1998 and
                        the Year Ended September 30, 1998
           (in thousands of dollars, except share and per share data)



                                                                                                      Debtor-in-Possession
                                                                                             --------------------------------------
                                                     Year Ended         Ten Months Ended     Two Months Ended        Year Ended
                                                 September 30, 2000    September 30, 1999    November 29, 1998   September 30, 1998
                                                 ------------------    ------------------    -----------------   ------------------
Net Sales ....................................       $  330,908            $  406,081           $   89,050           $  690,076
                                                     ----------            ----------           ----------           ----------
Costs and expenses:
 Cost of sales ...............................          297,280               364,747               79,628              656,243
 Selling, general and administrative .........           26,445                34,189                5,151               66,546
 Cost of certain acquisition opportunity .....            5,300                    --                   --                   --
 Amortization of intangibles .................           42,616                52,320                  264                1,584
 Impairment of long-lived assets and
   restructuring costs........................            2,509                (2,405)                  --               10,842
 Interest expense (contractual interest of
   $49,849 in 1998)                                       1,170                 9,878                1,636               14,231
 (Gain) Loss on sale of operations ...........          (10,225)               25,654                   --              (28,673)
 Other (income) expense, net .................            1,437                 1,905                  (34)               3,980
                                                     ----------            ----------           ----------           ----------
   Total costs and expenses                             366,532               486,288               86,645              724,753
                                                     ----------            ----------           ----------           ----------
Income (Loss) from operations before
   reorganization items extraordinary items
   and income taxes...........................          (35,624)              (80,207)               2,405              (34,677)
Reorganization items .........................               --                    --               50,384               14,920
                                                     ----------            ----------           ----------           ----------
Loss from operations before income taxes and
   extraordinary items........................          (35,624)              (80,207)             (47,979)             (49,597)
Provision for income taxes ...................            1,696                   542                  584                6,207
                                                     ----------            ----------           ----------           ----------
Loss from operations before extraordinary
   items......................................          (37,320)              (80,749)             (48,563)             (55,804)
Extraordinary (Gain) Loss  ...................               --                 9,701             (206,363)                  --
                                                     ----------            ----------           ----------           ----------
   Net income (loss)..........................          (37,320)              (90,450)             157,800              (55,804)
                                                     ==========            ==========           ==========           ==========
PIK preferred dividends and accretion
   (contractual amount of $3,219 for the two
   months ended November 29, 1998 and $19,010
   for the year ended September 30, 1998).....               --                    --                   --                   --
                                                     ==========            ==========           ==========           ==========
   Net income (loss) attributable
    to common shareholders....................       $  (37,320)           $  (90,450)          $  157,800           $  (55,804)
                                                     ==========            ==========           ==========           ==========
Basic and Diluted Earnings (Loss) per share:
 Loss from operations per share ..............       $    (3.77)           $    (8.98)          $    (6.91)          $    (7.94)
 Extraordinary Gain (Loss) per share .........               --                 (1.08)               29.37                   --
                                                     ----------            ----------           ----------           ----------
 Net income (loss) per share .................       $    (3.77)           $   (10.06)          $    22.46           $    (7.94)
                                                     ==========            ==========           ==========           ==========
 Weighted average number of common and common
   equivalent shares outstanding..............        9,905,720             8,994,900            7,026,437            7,026,437
                                                     ==========            ==========           ==========           ==========


The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                            HARVARD INDUSTRIES, INC.
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                     for the Year Ended September 30, 2000,
                    the Ten Months Ended September 30, 1999,
                   the Two Months Ended November 29, 1998 and
                        the Year Ended September 30, 1998
           (in thousands of dollars, except share and per share data)



                                                                            Accumulated
                                                                               Other
                                    Common Stock           Additional      Comprehensive    Accumulated    Treasury   Comprehensive
                               No. of shres   Amounts    Paid-in Capital   Income (Loss)      Deficit       Stock     Income (Loss)
                               ------------   -------    ---------------   -------------    -----------    --------   -------------
Balance September 30, 1997...    7,026,437     $  70        $ 32,134          $ (5,595)      $(573,737)
Net loss--1998...............           --        --              --                --         (55,804)                  $(55,804)
Minimum pension liability....           --        --              --            (5,237)             --                     (5,237)
Foreign currency adjustment..           --        --              --            (1,061)             --                     (1,061)
                                                                                                                         --------
Comprehensive Income (Loss)..                                                                                             (62,102)
                                ----------     -----        --------          --------       ---------                   ========
Balance September 30, 1998...    7,026,437        70          32,134           (11,893)       (629,541)
                                ==========     =====        ========          ========       =========
Income from operations before
  reorganization items and
  extraordinary items for
  the two-month period ended
  November 29, 1998..........           --        --              --                --           1,868                      1,868
Foreign currency adjustment..           --        --              --              (172)             --                       (172)
                                                                                                                         --------
Comprehensive Income (Loss)..                                                                                               1,696
                                                                                                                         ========
Fresh-start adjustments......   (7,026,437)      (70)        (32,134)           12,065         421,310
Reorganization adjustments
  and extraordinary items....    8,240,295        82         174,918                --         206,363
                                ----------     -----        --------          --------       ---------
Balance November 29, 1998....    8,240,295        82         174,918                --              --
                                ==========     =====        ========          ========       =========
Net loss--Ten-month period
  ended September 30, 1999...           --        --              --                --         (90,450)                   (90,450)
Foreign currency adjustment..           --        --              --               525              --                        525
                                                                                                                         --------
Comprehensive Income (Loss)..                                                                                             (89,925)
                                                                                                                         ========
Additional shares issued in
  connection with the Plan
  of Reorganization..........    1,993,927        20             (20)                -               -
                                ----------     -----        --------          --------       ---------
Balance September 30, 1999...   10,234,222       102         174,898               525         (90,450)
                                ==========     =====        ========          ========       =========
Net Loss--Year Ended
  September 30, 2000.........           --        --              --                --         (37,320)                   (37,320)
Foreign currency adjustment..           --        --              --              (372)             --                       (372)
                                                                                                                         --------
Comprehensive (Loss).........                                                                                            $(37,692)
                                                                                                                         ========
Additional shares issued in
  connection with the Plan
  of Reorganization..........      708,705         7              (7)               --              --
 Acquisition of Treasury
  Stock......................     (813,006)       --              --                --              --      (5,315)
                                ==========     =====        ========          ========       =========     =======
Balance September 30, 2000...   10,129,921     $ 109        $174,891          $    153       $(127,770)    $(5,315)
                                ==========     =====        ========          ========       =========     =======


The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                            HARVARD INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     for the Year Ended September 30, 2000,
                    the Ten Months Ended September 30, 1999,
                   the Two Months Ended November 29, 1998 and
                        the Year Ended September 30, 1998
                           (in thousands of dollars)



                                                                                                      Debtor-in-Possession
                                                                                             --------------------------------------
                                                     Year Ended         Ten Months Ended     Two Months Ended        Year Ended
                                                 September 30, 2000    September 30, 1999    November 29, 1998   September 30, 1998
                                                 ------------------    ------------------    -----------------   ------------------
Cash flows related to operating activities:
 Income (loss) from continuing operations
   before reorganization items................        $(37,320)             $(80,749)            $  1,821              (40,884)
 Add back (deduct) items not affecting cash
   and cash equivalents:
   Depreciation...............................           8,784                12,650                3,503               24,209
   Amortization...............................          42,856                53,158                  476                3,695
   Impairment of long-lived assets and
   restructuring charges......................           2,509                (2,405)                  --               10,842
   (Gain) Loss on sale of operations..........         (10,225)               28,472                   --              (28,673)
   (Gain) Loss on disposition of property,
   plant and equipment and property held for
   sale.......................................           1,311                   124                   --                1,030
   Curtailment (gain) loss....................              --                (2,818)                  --                4,390
 Changes in operating assets and liabilities
   of continuing operations, net of effects
   from acquisitions and reorganization items:
   Accounts receivable........................           2,374                22,532              (15,077)              10,673
   Inventories................................          (2,575)                2,616               (1,168)              21,862
   Other current assets.......................             583                   920                  402                1,460
   Accounts payable...........................           4,249                (9,656)              21,676               (6,658)
   Accrued expenses and income taxes payable..         (23,082)               (5,056)             (23,745)              18,567
   Postretirement benefits....................           4,232                  (701)                  --                1,386
   Other noncurrent...........................          (7,648)              (10,139)              (1,413)              10,683
                                                      --------              --------             --------             --------
 Net cash provided by (used in) operations
   before reorganization items................         (13,952)                8,948              (13,525)              32,582
 Net cash used in reorganization items .......              --                (4,621)              (4,018)              (9,056)
                                                      --------              --------             --------             --------
 Net cash provided by (used in) operations ...         (13,952)                4,327              (17,543)              23,526
                                                      --------              --------             --------             --------
Cash flows related to investing activities:
 Acquisition of property, plant and equipment          (16,657)              (13,074)              (2,856)             (24,887)
 Cash flows related to discontinued
   operations.................................              --                    --                   --                  557
 Proceeds from sales of operations ...........          11,975               113,837                   --               27,822
 Proceeds from disposition of property, plant
   and equipment..............................             215                    24                   --                   72
                                                      --------              --------             --------             --------
 Net cash provided by (used in) investing
   activities.................................          (4,467)              100,787               (2,856)               3,564
                                                      --------              --------             --------             --------
Cash flows related to financing activities:
 Net borrowings (and repayments) under credit
   agreement..................................           4,599                11,247               81,425                   --
 Net borrowings (and repayments) under DIP
   financing agreement........................              --                    --                1,062              (45,810)
 Net borrowings under Unsecured Creditors
   Term Loan..................................              --                    --                   --               25,000
 Retirement of DIP Financing Agreement .......              --                    --              (40,360)                  --
 Retirement of Creditors Unsecured Term Loan .              --                    --              (25,000)                  --
 Retirement of Financing/Credit Agreement ....              --               (92,672)                  --                   --
 Penalty Paid on Early Retirement of Debt ....              --                (6,386)                  --                   --
 Repayments of long-term debt ................              --                    --                   --                  (88)
 Deferred financing costs ....................              --                  (477)              (3,338)              (3,725)
 Payment of EPA settlements ..................              --                    --                   --                  (55)
 Repurchase of Common Stock ..................          (5,315)                   --                   --                   --
                                                      --------              --------             --------             --------
 Net cash provided by (used in) financing
   activities.................................            (716)              (88,288)              13,789              (24,678)
Net increase (decrease) in cash and cash
   equivalents................................         (19,135)               16,826               (6,610)               2,412
Beginning of period ..........................          21,840                 5,014               11,624                9,212
                                                      --------              --------             --------             --------
End of period ................................        $  2,705              $ 21,840             $  5,014             $ 11,624
                                                      ========              ========             ========             ========
Supplemental disclosure of cash flow information:
 Interest paid ...............................        $    229              $  9,225             $  1,870             $ 14,039
 Income taxes paid ...........................        $  3,695              $  2,199             $    228             $    776
                                                      ========              ========             ========             ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these Statements.

                            HARVARD INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (In thousands of dollars, except per share and per share data)

1.   Basis of Presentation and Emergence from Bankruptcy

   Harvard Industries, Inc., previously a Florida corporation, reorganized as a Delaware corporation on November 24, 1998, and its subsidiaries (the "Company") are primarily engaged in the business of designing, engineering and manufacturing components for OEMs producing cars and light trucks. The Company's principal customers are Ford, General Motors, Caterpillar and Chrysler.

   The Company operates primarily in one business segment: the automotive accessories business. The Company produces a wide range of products, including: aluminum castings; cast, fabricated, machined and decorated metal products; and metal stamped and roll form products. Ford, General Motors, Caterpillar and Chrysler accounted for 32%, 27%, 9% and 8%, respectively, of the consolidated sales in 2000; 25%, 48%, 6% and 9%, respectively, in full fiscal year 1999, and 34%, 39%, 3% and 10%, respectively, in 1998.

   The consolidated financial statements included herein have been prepared assuming that the Company will continue as a going concern. The Company suffered a loss from operations for the year ended September 30, 2000 and unaudited results of operations subsequent to that date indicate such losses have continued. In addition, at September 30, 2000 the Company has a working capital deficit of $(12,758) and an accumulated deficit of $(127,770) and was in violation of certain loan covenants that gave the Company's lender the potential right to accelerate the due date of their loans, which are scheduled to expire September 30, 2001. As discussed more fully in Note 11, the lender and the Company have amended such agreements with respect to such defaults which resulted in, among other revisions, a $5,000 decrease in the Company's available credit facility but did not accelerate the due date. In addition, effective May 31, 2001, the Company refinanced its outstanding revolving credit facility with a $75,000 credit facility including a revolving credit facility and senior secured and junior secured term loans. Management believes, based upon the results to date and the projected results for the remainder of fiscal 2001, that funds available under the new credit facilities and other available sources will be sufficient to meets its cash requirements through October 1, 2001.

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

   On November 24, 1998 (the "Effective Date"), the Company emerged from Chapter 11 reorganization under the United States Bankruptcy Code. On the Effective Date, pursuant to the Company's First Amended Modified Consolidated Plan under Chapter 11 of the Bankruptcy Code ("Plan of Reorganization"), substantially all pre-petition unsecured debt of pre-reorganization Harvard was converted into equity of post-reorganization Harvard in the form of common stock (the "New Common Stock"). Each one hundred dollars ($100) of pre- petition debt allowed as a claim by the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") is entitled to receive 2.6667 shares of new Common Stock. Under the terms of the Plan of Reorganization, holders of Harvard's Pay-In-Kind Exchangeable Preferred ("PIK Preferred Stock") and holders of Harvard's then existing common stock (the "Old Common Stock") have each received warrants ("Warrants") to acquire, in the aggregate, approximately 5% of the New Common Stock, with holders of PIK Preferred Stock each receiving their pro rata share of 66.67% of the Warrants and holders of the Old Common Stock each receiving their pro rata share of 33.33% of the Warrants. On the Effective Date, the Old Common Stock and PIK Preferred Stock were canceled in their entirety. The Company also issued $25 million of 14 1/ 2% Senior Secured Notes and entered into a $115 million Senior Credit Facility to finance ongoing operations and repaid all obligations under its two year Post-Petition Loan and Security Agreement ("DIP financing") and the $25,000 term loan agreement dated as of January 16, 1998. (See Note 10).

                            HARVARD INDUSTRIES, INC.

         (In thousands of dollars, except per share and per share data)

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

   The reorganization value of the Company was determined by management, with assistance from Chanin Kirkland Messina LLC, independent financial professionals. The methodology employed involved estimation of enterprise value (i.e., the market value of the Company's debt and stockholders' equity which was determined to be $275,000), taking into account a discounted cash flow analysis (Enterprise Value). The discounted cash flow analysis was based on five-year cash flow projections prepared by management. The reorganization value of the Company was determined to be $552,428 as of November 29, 1998.

   The reorganization value of the Company was allocated to specific asset categories as follows:

     Current assets ......................................................   $110,250
     Property, plant and equipment .......................................    121,516
     Other noncurrent assets .............................................      5,761
     Reorganization value in excess of amounts allocable to identifiable
     assets ..............................................................    314,901
                                                                             --------
                                                                             $552,428
                                                                             ========


   Current assets were recorded at their historical carrying values. Property, plant and equipment were recorded at their appraised value as determined by an independent appraisal performed by Norman Levy Associates, Inc., independent appraiser, based on "orderly liquidation value," which assumes that the assets would be used for the purpose for which they were designed and constructed. Property held for sale was valued at net realizable value. Other noncurrent assets were stated at historical carrying values which approximates fair value. The portion of the reorganization value which cannot be attributed to specific tangible or identifiable intangible assets of the reorganized Company is reported as "Reorganization value in excess of amounts allocable to identifiable assets (Reorganization Value). "This intangible asset is being amortized using the straight-line method over 5 years.

   The Company selected a useful life of 5 years based on the Company's previous experience, methodologies employed by independent financial experts and the Company's turnaround business strategy.

                            HARVARD INDUSTRIES, INC.

         (In thousands of dollars, except per share and per share data)

1.   Basis of Presentation and Emergence from Bankruptcy--(Continued)

   The effect of the Plan on the Company's consolidated balance sheet as of November 29, 1998 was as follows:


                                                                     Adjustments to Record Effects of the Plan
                                                        --------------------------------------------------------------------
                                                        Pre-Confirmation                                   Post-Confirmation
                                                        ----------------                                   -----------------
                                                          Consolidated     Reorganization    Fresh Start      Consolidated
                                                         Balance Sheet       Adjustments     Adjustments     Balance Sheet
                                                        ----------------   --------------    -----------   -----------------
Current Assets......................................       $ 103,518          $       -       $   6,732         $110,250
Property, plant and equipment, net..................         121,820                  -            (304)         121,516
Intangible assets, net..............................           2,569                  -          (2,569)               -
Other assets, net...................................          24,121                  -         (18,360)           5,761
Reorganization value in excess of amounts allocable
  to identifiable assets............................               -                  -         314,901          314,901
                                                           ---------          ---------       ---------         --------
                                                           $ 252,028          $       -       $ 300,400         $552,428
                                                           =========          =========       =========         ========
Current Liabilities.................................         193,216                  -         (70,398)         122,818
Liabilities subject to compromise...................         385,665           (381,363)         (4,302)               -
Long-term debt......................................               -                  -          81,425           81,425
Postretirement benefits other than pension..........          95,515                  -             (49)          95,466
Other...............................................          60,529                  -          17,190           77,719
14 1/4% PIK exchangeable preferred stock............         124,637                  -        (124,637)               -
Common Stock........................................              70                 82             (70)              82
Additional paid-in capital..........................          32,134            174,918         (32,134)         174,918
Additional minimum pension liability................          (8,902)                 -           8,902                -
Foreign currency translation adjustments............          (3,163)                 -           3,163                -
Accumulated deficit.................................        (627,673)           206,363         421,310                -
                                                           ---------          ---------       ---------         --------
                                                           $ 252,028          $       -       $ 300,400         $552,428
                                                           =========          =========       =========         ========


   Reorganization adjustments reflect the conversion of both the 12% Notes and the 11 1/8% Notes and the related accrued interest as of May 7, 1997 and other prepetition trade payables into new common stock resulting in an extraordinary gain of $206,363. Fresh start adjustments reflect the adjustments to state assets and liabilities at their respective fair values which resulted in a net fair value adjustment of $50,431, which adjustment, net of interest income of $47, has been shown as a reorganization item. All of the reorganization and fresh start adjustments were reflected in the consolidated statement of operations for the two months ended November 29, 1998.

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

                            HARVARD INDUSTRIES, INC.

         (In thousands of dollars, except per share and per share data)

1.   Basis of Presentation and Emergence from Bankruptcy--(Continued)



                                                                     Pro Forma Adjustments
                                                        -----------------------------------------------
                                                          Twelve Months
                                                              Ended           Pro Forma
                                                        September 30, 1999   Adjustments    As Adjusted
                                                        ------------------   -----------    -----------
Net Sales                                                   $ 495,131         $       -     $   495,131
Cost of Sales.......................................          444,375            (1,666)        442,709
                                                            ---------         ---------     -----------
Gross Profit........................................           50,756             1,666          52,422
Selling, General and Administrative Expenses........           39,340                 -          39,340
                                                            ---------         ---------     -----------
Operating Income....................................           11,416             1,666          13,082
Other (Income) Expenses
 Interest expense ..................................           11,514              (160)         11,354
 Other--net ........................................           25,120                --          25,120
 Amortization of reorganization asset ..............           52,584            10,200          62,784
                                                            ---------         ---------     -----------
    Total other (income) expense....................           89,218            10,040          99,258
                                                            ---------         ---------     -----------
Loss before income taxes, reorganization items and
  extraordinary items...............................          (77,802)           (8,374)        (86,176)
Reorganization Items................................           50,384           (50,384)              -
Provision for income taxes..........................            1,126                 -           1,126
Extraordinary Item..................................         (196,662)          206,363           9,701
                                                            ---------         ---------     -----------
Net income (loss)...................................        $  67,350         $(164,353)    $   (97,003)
                                                            =========         =========     ===========
Basic and diluted loss per share....................                                        $     (9.48)
                                                                                            ===========
Weighted average number of common and common
  equivalent shares outstanding.....................                                        $10,234,222
                                                                                            ===========


   Reorganization expenses included in the consolidated statements of operations are comprised of the following:


                                          For the Two-Month
                                            Period Ended          Year Ended
                                          November 29, 1998   September 30, 1998
                                          -----------------   ------------------
Professional fees ....................         $     -              $15,350
Fresh Start adjustments to state
  assets and liabilities at their
  respective fair values..............          50,431                    -
Interest income on cash resulting
  from Chapter 11 proceedings.........             (47)                (430)
                                               -------              -------
    Total ............................         $50,384              $14,920
                                               =======              =======


2.   Summary of Significant Accounting Policies

   Use of Estimates. The preparation of financial statemnts in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Investments of 50% or less in companies and/or joint ventures are accounted for under the equity method. All material intercompany transactions and balances have been eliminated in consolidation.

                            HARVARD INDUSTRIES, INC.

         (In thousands of dollars, except per share and per share data)

2.   Summary of Significant Accounting Policies--(Continued)

   Cash and Cash Equivalents. The Company considers all investments in highly liquid bank certificates of deposit to be cash equivalents. Cash equivalents include only investments with purchased maturities of three months or less.

   Trade Receivables. A substantial portion of the Company's trade receivables is concentrated with the three largest U.S. automotive companies. The Company does not require collateral or other security to support credit sales. Ford, General Motors and Chrysler accounted for 35%, 21% and 10%, respectively, of consolidated trade receivables at September 30, 2000, and 19%, 26% and 18%, respectively, at September 30, 1999.

   Inventories. Inventories are stated at the lower of cost or aggregate market. Cost is determined using the first-in, first-out (FIFO) method.

   Pre-Production Costs Related to Long-Term Supply Agreements. The Company incurs pre-production tooling costs related to the products that it supplies to its customers under long-term supply agreements. The Company capitalizes these costs into inventory as they are reimbursable from the customer pursuant to contractual agreements. The Company has capitalized $2,132 and $1,447 as of September 30, 1999 and 2000 respectively. In addition, the Company incurs pre-production engineering and research and development costs relating to products that it supplies to its customers under long-term supply agreements. The Company expenses these costs as incurred.

   Property, Plant and Equipment. All property, plant and equipment owned at November 29, 1998 were restated to reflect fair value in accordance with "Fresh Start Reporting". Additions after November 29, 1998 are recorded at cost. Depreciation and amortization, which includes the amortization of machinery and equipment under capital leases, is calculated using the straight-line method at rates to depreciate assets over their estimated useful lives or remaining term of leases. The rates used are as follows: buildings and building improvements, 2.5% to 20.0%; and machinery, equipment and furniture and fixtures, 5.0% to 33.3%. Replacements and betterments are capitalized. Major scheduled furnace maintenance and die replacement programs are accrued based on units of production; all other maintenance and repairs are expensed as incurred. Upon sale or retirement of property, plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any resultant gain or loss is recognized. See Note 14 for impairment of certain property, plant and equipment.

   Intangible Assets. Intangible assets consist of reorganization value in excess of amounts allocable to identifiable assets. Reorganization value in excess of amounts allocated to identifiable assets established as of November 29, 1998 is being amortized using the straight-line method over 5 years.

   Long-Lived Assets. The Company assesses the recoverability of its long- lived assets by determining whether the amortization of each such asset over its remaining life can be recovered through projected undiscounted future cash flows. The amount of impairment, if any, is measured based on projected discounted future cash flows using a discount rate reflecting the Company's average cost of funds. (See Note 14.) The Company evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the reorganization value or render such assets not recoverable. To determine if reorganization value is recoverable, the Company compares the net carrying amounts to undiscounted projected cash flows. If the reorganization value asset is not recoverable, the Company would record an impairment based on the differences between the net carrying amount and fair value.

   Debt Issuance Costs. The Company amortizes its deferred debt issuance costs over the term of the related debt.

   Revenue Recognition. Revenues are recognized as products are shipped to customers and title passes.

                            HARVARD INDUSTRIES, INC.

         (In thousands of dollars, except per share and per share data)

2.   Summary of Significant Accounting Policies--(Continued)

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

   Derivative Transactions. SFAS No. 133, "Accounting For Derivative Instruments And Hedging Activities" ("SFAS No. 133"), requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Since the Company has no open derivative contracts, SFAS No. 133 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

   Reclassifications. Certain amounts in the 1999 and 1998 Consolidated Financial Statements and Notes to Consolidated Financial Statements have been reclassified to conform to the 2000 presentation.

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

   In June 1998, the Company sold its Elastic Stop Nut ("ESNA") land and building located in Union, New Jersey for $1,900 resulting in no material gain or loss. In September 1998, the Company sold substantially all of the assets of Doehler-Jarvis Greeneville, Inc. for $10,907 of gross proceeds which resulted in a gain on sale of approximately $2,100.

                            HARVARD INDUSTRIES, INC.

         (In thousands of dollars, except per share and per share data)

3.   Disposition of Businesses--(Continued)

   Production ceased in 1998 at the Company's Doehler-Jarvis Toledo, Inc. subsidiary. During 1998, General Motors and Ford defrayed certain expenses of the shut down and in return obtained certain assets, which were written off when the Company recorded the impairment charge in 1997 (See Note 14), and assumed the related lease obligation. As a result of the lease assumption during 1998, the Company recorded a gain on sale of approximately $14,000. This gain is recorded within "Gain on sale of operations." The land, building and certain machinery and equipment were sold between March 1999 and July 1999 for gross proceeds of approximately $3,000. These transactions resulted in a gain on sale of approximately $2,200.

   In September 1998, the Company sold, at auction, certain assets of Harman for approximately $2,000 resulting in no material gain or loss.

   In January, 1999, the Company sold the land, building and certain other assets of its Tiffin, Ohio facility for gross proceeds of approximately $1,500. The Company recognized no material gain or loss on the sale. In August, 1999, the Company closed its Ripley, Tennessee facility and recorded a restructuring charge of $1,200 for severance ($1,000) and facility shutdown costs ($200). In addition, the Company recorded additional depreciation expense of $3,822 through the August shutdown date to adjust the carrying value of the Ripley long-lived assets to their estimated net realizable value. In September 1999, the Company sold substantially all the assets and certain assigned liabilities of its Kingston-Warren subsidiary to a subsidiary of Hutchinson S.A. for gross proceeds of $115,000. This transaction resulted in a loss on sale of approximately $27,900. (See Note 4 below)

   On December 21, 1999, the Company sold the land and building and certain machinery and equipment of the Ripley, Tennessee facility of its Hayes-Albion subsidiary for approximately $2,325 in cash. The Company recognized a gain of $1,109 on this transaction.

   On December 28, 1999, the Company sold its Farmington Hills, Michigan facility for gross proceeds of $5,500 in cash and entered into a sale leaseback agreement with the buyer. The lease has been accounted for as an operating lease, with a term of eight years. The Company recognized a gain of $1,149 on this transaction and deferred $2,028 of gain to be amortized as a reduction of rent expense.

   During the year ended September 30, 2000, the Company received $6,750 in cash relating to the sale of Kingston-Warren for post-closing adjustments and the favorable resolution of uncertainties (gain contingencies). A gain of $7,605 was recorded as a component of gain on sale of operations as an adjustment to the loss on the sale of Kingston-Warren, recorded in fiscal 1999, and a receivable of $855 was recorded in other receivables for amounts due the Company in fiscal 2001.

   Condensed unaudited operating data of operations that have been or are designated for sale or wind-down (the Tiffin, Ohio and Ripley, Tennessee facilities of the Hayes-Albion subsidiary and Kingston-Warren) are as follows:


                                    Ten Months Ended     Two Months Ended        Year Ended
                                   September 30, 1999   November 29, 1998    September 30, 1998
                                   ------------------   -----------------    ------------------
                                                           (unaudited)
Net Sales......................         $131,523             $33,494              $371,654
Gross Profit...................         $  9,281             $ 2,900              $ 20,481



4.    Sale of Kingston-Warren

   On September 30, 1999, the Company sold substantially all the assets and assigned certain liabilities of its Kingston-Warren subsidiary to a subsidiary of Hutchinson S.A. for gross proceeds of approximately $117,000 subject to certain adjustments. The transaction resulted in loss of approximately $20,300, which included the write-off of $85,000 of the reorganization value intangible asset and after taking into account adjustments to the loss recorded in the year ended September 30, 2000.

                            HARVARD INDUSTRIES, INC.

         (In thousands of dollars, except per share and per share data)

4.    Sale of Kingston-Warren--(Continued)

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


                                                                                     Pro Forma Adjustments
                                                                                     ---------------------
                                                                      Twelve                      Sale of
                                                                   Months Ended                  Kingston-
                                                                  Sept. 30, 1999    Emergence      Warren      As Adjusted
                                                                  --------------    ---------   -----------    -----------
                                                                                                (unaudited)
Net Sales .....................................................      $ 495,131      $      --    $(136,676)    $   358,455
Cost of Sales .................................................        444,375         (1,666)    (119,503)        323,206
                                                                     ---------      ---------    ---------     -----------
Gross Profit ..................................................         50,756          1,666      (17,173)         35,249
Selling, General and Administrative Expenses ..................         39,340             --       (8,327)         31,013
                                                                     ---------      ---------    ---------     -----------
Operating Income (Loss) .......................................         11,416          1,666       (8,846)          4,236
Other (Income) Expenses
  Interest expense.............................................         11,514           (160)     (11,354)             --
  Other--net...................................................         25,120             --      (28,062)         (2,942)
  Amortization of reorganization asset.........................         52,584         10,200      (17,132)         45,652
                                                                     ---------      ---------    ---------     -----------
   Total other (income) expense ...............................         89,218         10,040      (56,548)         42,710
Income (loss) before income taxes, reorganization items and
  extraordinary items..........................................        (77,802)        (8,374)      47,702         (38,474)
Reorganization Items ..........................................         50,384        (50,384)          --              --
Provision for income taxes ....................................          1,126             --           --           1,126
Extraordinary Items ...........................................       (196,662)       206,363       (9,701)             --
                                                                     ---------      ---------    ---------     -----------
Net income (loss) .............................................      $  67,350      $(164,353)   $  57,403     $   (39,600)
                                                                     =========      =========    =========     ===========
Basic and diluted loss per share ..............................                                                $     (3.87)
                                                                                                               ===========
Weighted average number of common and common equivalent shares
  outstanding..................................................                                                 10,234,222
                                                                                                               ===========

5.    Accounts Receivable Allowance

   Accounts receivable allowance activity consists of the following:


                                                         2000       1999      1998
                                                        -------   -------    -------
Balance at beginning of period......................    $ 2,383   $ 1,675    $ 2,589
Charges to costs and expenses.......................      2,501     4,308      4,905
Other...............................................         --      (393)        --
Deductions..........................................     (3,074)   (3,207)    (5,819)
                                                        -------   -------    -------
Balance at end of period............................    $ 1,810   $ 2,383    $ 1,675
                                                        =======   =======    =======


   Charges to cost and expenses in 1999 includes a provision of $1,000 for unauthorized customer deductions taken by two major customers. Approximately $800 of this provision was recovered from the customers in 2000 and is reflected as a reduction to charges to costs and expenses in 2000. Charges to other in 1999 represent a reduction in the allowance as a result of the sale of the Kingston-Warren subsidiary.

                            HARVARD INDUSTRIES, INC.

         (In thousands of dollars, except per share and per share data)

6.    Inventories

   Inventories at September 30 consist of the following:


                                                                      2000      1999
                                                                    -------    -------
      Finished goods ............................................   $ 7,748    $ 5,005
      Work-in-process ...........................................     2,819      2,918
      Tooling ...................................................     1,447      2,132
      Raw materials .............................................     8,480      8,052
                                                                    -------    -------
      Total Inventories .........................................   $20,494    $18,107
                                                                    =======    =======


7.    Property, Plant and Equipment

   Property, plant and equipment at September 30 consist of the following:


                                                                     2000       1999
                                                                   --------    -------
      Land .....................................................   $  1,299    $ 1,504
      Buildings and improvements ...............................     16,063     23,091
      Machinery and equipment ..................................     64,990     52,698
      Furniture and fixtures ...................................         19        149
      Construction in progress .................................     10,131      4,362
                                                                   --------    -------
         Total..................................................     92,502     81,804
      Less accumulated depreciation ............................    (17,025)    (9,446)
                                                                   --------    -------
      Property, Plant and Equipment, Net .......................   $ 75,477    $72,358
                                                                   ========    =======


Depreciation expense amounted to $8,784, $12,650, $3,503, and $24,209, for the year ended September 30, 2000, the ten-month period ended September 30, 1999, the two-month period ended November 29, 1998, and the year ended September 30, 1998, respectively. (See Note 14 regarding the impairment of property, plant and equipment.)

8.    Intangible Assets

   Intangible assets at September 30 consist of the following:



                                                                    2000        1999
                                                                  --------    --------
      Reorganization value ....................................   $212,873    $212,873
      Less accumulated amortization ...........................    (77,908)    (35,292)
                                                                  --------    --------
         Intangible assets, net................................   $134,965    $177,581
                                                                  ========    ========


   Amortization expense related to reorganization value was $42,616, $52,320, $264, and $1,584 for the year ended September 30, 2000, the ten-month period ended September 30, 1999, the two-month period ended November 29, 1998, and the year ended September 30, 1998, respectively.

                            HARVARD INDUSTRIES, INC.

         (In thousands of dollars, except per share and per share data)

9.    Other Assets

   Other assets at September 30 consist of the following:

                                                        Amortization
                                                           Period       2000      1999
                                                        ------------   ------    ------
Deferred financing costs............................     Two Years     $  237    $  477
Pension Asset.......................................        N/A         5,641     4,475
Other...............................................        N/A           402       538
                                                                       ------    ------
   Other Assets, Net................................                   $6,280    $5,490
                                                                       ======    ======


Amortization expense related to deferred financing costs was $240, $838, $212, and $1,262, for the year ended September 30, 2000, the ten months ended September 30, 1999, the two months ended November 29, 1998, and the year ended September 30, 1998, respectively. Amortization expense related to deferred tooling amounted to $849 in 1998. In the two-month period ended November 29, 1998, the Company wrote-off deferred financing costs of $1,222 as part of Fresh Start reporting and in the ten-month period ended September 30, 1999 recorded an extraordinary loss of $3,315 for the write-off of deferred financing costs in connection with the early extinguishment of debt.

10.  DIP Financing and Creditors Subordinated Term Loan
   On May 8, 1997, the Company and certain of the Company's subsidiaries obtained DIP financing to enable it to continue operations during the Chapter 11 proceedings. The DIP financing provided for $65,000 of Term Loans and $110,000 of Revolving Credit Loans which included a $25,000 sub-limit of credit facility principally for standby letters of credit. The Term Loans provided for quarterly payments of $3,250, beginning November 30, 1997 through February 28,1999, with a final installment of $45,500 due on May 8, 1999. As collateral, the Debtors pledged substantially all of the assets of the Debtors.

   The Company entered into a Term Loan Agreement dated as of January 16, 1998 for a $25,000 post-petition term loan facility which was subordinated to the security interests under the existing DIP loans. The loan was payable on the earlier of May 8, 1999 or the date the existing DIP loan is terminated. The net proceeds of $22,500 from the loan were used to reduce the current balance of the revolver portion of the DIP loans. As discussed in Note 1, both of these financing facilities were repaid upon emergence from bankruptcy on November 24, 1998.

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

   The Company entered into Amendment Nos. 3 and 4 to the Post-Petition Loan and Security Agreement, dated April 30, 1998 and June 23, 1998, respectively, extending to May 31, 1998 and June 30, 1998, respectively, the date upon which an agreement with Ford regarding the wind-down of the Toledo facility

                            HARVARD INDUSTRIES, INC.

         (In thousands of dollars, except per share and per share data)

10.  DIP Financing and Creditors Subordinated Term Loan--(Continued)

was required to be approved by the Court. An agreement with Ford was signed on May 18, 1998 and approved by the Court on June 22, 1998. (See Note 3).

11.  Long Term Debt and Credit Agreements
   On November 24, 1998, the Company issued $25,000 of 14 1/2% Senior Secured Notes (the "Notes") due September 1, 2003. The Notes were issued pursuant to an indenture by and among the Company and Guarantors, which are subsidiaries of the Company, and Norwest Bank Minnesota, National Association, as Trustee. In addition to the stated coupon interest rate the Notes had a Cash Flow Participation Interest provision which entitled the holder to additional interest computed as a percentage of consolidated cash flow as set forth in the indenture, which additional interest can be no less than $1,000 for any 12 month period. The Notes were subject to restrictive covenants for Consolidated Leverage Ratio and Consolidated Interest Coverage Ratio as defined. The Notes were repurchased on September 30, 1999 with a portion of the proceeds of the sale of the assets of Kingston-Warren (See Note 4).

   On November 24, 1998, the Company entered into a $115,000 senior credit facility ("the Facility") that provided for up to $50,000 in term loan borrowings and up to $65,000 of revolving credit borrowings. The term loan had an interest rate equal to the base rate (prime rate) plus 2.250% or the EURODOLLAR base rate (Eurodollar loan rate) plus 3.500% and had 16 quarterly installment payments of principal in the amount of $250 which commenced on January 3, 1999 with the balance of the loan due on September 30, 2002. The revolver has an interest rate of the base rate plus 2.125% or the Eurodollar base rate plus 3.375%. The revolving credit facility terminates on November 24, 2001. The Facility is subject to restrictive covenants for Consolidated Leverage Ratio, Consolidated Interest Coverage Ratio and Fixed Charge Ratio, as defined. The Facility was repaid on September 30, 1999 with a portion of the proceeds of the sale of the assets of Kingston-Warren (See Note 4). Penalties paid as a result of the prepayments of the Facility and the Notes along with the writeoff of financing fees incurred as part of the emergence from bankruptcy resulted in an extraordinary loss of approximately $9,701 for early extinguishment of debt.

   On September 30, 1999, the Company put in place a new $50,000 revolving credit facility with GECC. The Facility is secured by substantially all of the assets of the Company. The interest rate is base rate (prime rate) plus 1.25% or LIBOR plus 2.50% (interest rate at September 30, 2000 was 10.75%). Effective March 2000, the interest rate will be adjusted (up or down) prospectively based upon the Company's achievement of consolidated financial performance targets. The facility commitment terminates on September 30, 2001. As of September 30, 2000, $4,599 was drawn down on the facility and $7,114 of letters of credit were outstanding. In addition, the Company, through its wholly-owned Canadian subsidiary, has a $2,000 Canadian dollar overdraft facility. As of September 30, 1999 and 2000, no amount was drawn on this facility.

   For the period ended September 30, 2000 the Company failed to meet certain financial covenants. This resulted in the $50,000 revolving credit facility being converted to an asset-based facility by GECC effective January 1, 2001, which reduced borrowing availability by approximately $15,000. On May 10, 2001, the credit agreement with GECC was amended; which, among other things, increased the borrowing capacity to a maximum of $45,000.

   Effective May 31, 2001, the Company entered into two new credit facilities. One facility provides for senior secured asset-based borrowings of up to $45,000 under a revolving credit facility and $20,000 of senior secured term loan borrowings. The other facility provides for a junior secured term loan of $10,000. The revolving credit facility has a term of three (3) years and has an interest rate equal to the base rate (prime rate) plus 1.75%. The $10,000 Senior Secured Term Loan A has a term of two (2) years and an interest rate equal to the base rate plus 1.75%. Monthly installment payments of principal of approximately $208 are to be made in the fourth through sixth months following the closing date and monthly principal payments of approximately $521 are to be made in the seventh through the twenty-third months following the closing date with the balance of the loan due on the twenty-fourth month following the closing date. The $10,000 Senior

                            HARVARD INDUSTRIES, INC.

         (In thousands of dollars, except per share and per share data)

11.  Long Term Debt and Credit Agreements--(Continued)

Secured Term Loan B has a term of three (3) years and has an interest rate equal to the base rate plus 2.50%. Monthly installment payments of principal of approximately $417 are to be made in the twenty-fifth through the thirty- fifth months following the closing date with the balance of the loan due on the thirty-sixth month following the closing date. The $10,000 Junior Secured Term Loan has a term of three (3) years and has an interest rate equal to the base rate plus 7.00% but not less than 15.00% and Payment in Kind ("PIK") interest equal to 4% of the outstanding loan balance per annum. The loan is payable in full on the third (3) anniversary of the closing date. The proceeds of these facilities were used to repay the GECC credit facility in its entirety. In addition, Hilco and the Company entered into a Security Purchase Agreement which gave Hilco the continuing right to acquire up to 5% of the outstanding common stock of the Company, on a fully-diluted basis, for a price of $0.01 per share and the right to purchase additional shares at the lesser of $0.85 per share or the sale price in a subsequent issuance, if additional shares of the Company are issued, in order to maintain a 5% ownership interest in the Company. On June 4, 2001, Hilco acquired 500,966 shares of stock for par value. This agreement also gives Hilco the right to put back its shares of stock to the Company and receive market value for the stock if certain conditions are met.

12.  Accrued Expenses
   Accrued expenses at September 30 are summarized as follows:

                                                                      2000      1999
                                                                    -------    -------
      Interest ..................................................   $   197    $    --
      Salaries and wages ........................................     9,566      9,806
      Pension liabilities (see Note 22) .........................     4,201      2,353
      Workers' compensation and medical .........................     6,169     10,015
      Costs related to shutdown/divested operations .............     1,337      6,886
      Tooling and maintenance costs .............................       270      4,433
      Environmental .............................................       500      1,750
      Post-retirement benefits ..................................     7,000      7,000
      Reorganization costs                                               --      1,682
      Restructuring costs (see Note 14)                                  --        625
      Other .....................................................     5,907     13,104
                                                                    -------    -------
         Total...................................................   $35,147    $57,654
                                                                    =======    =======


13.  Other Liabilities

   Other liabilities at September 30 are summarized as follows:


                                                                      2000      1999
                                                                    -------    -------
      Pension liabilities (see Note 22) .........................   $16,921    $24,849
      Workers' compensation .....................................    19,349     19,349
      Environmental .............................................     4,436      5,250
      Deferred taxes ............................................    10,940      8,543
      Other .....................................................     9,284      5,325
                                                                    -------    -------
         Total...................................................   $60,930    $63,316
                                                                    =======    =======

                            HARVARD INDUSTRIES, INC.

         (In thousands of dollars, except per share and per share data)

14.  Impairment of Long-Lived Assets and Restructuring Charges

   In 2000, 1999 and 1998 the Company recorded the following charges (credits):


                                               Year Ended     Ten Months Ended   Two Months Ended     Year Ended
                                             September 30,     September 30,       November 29,      September 30,
                                                  2000              1999               1998              1998
                                             -------------    ----------------   ----------------    -------------
Impairment of long-lived assets ..........       $2,509           $    --              $ --             $ 5,842
Severance payments related to facilities
  scheduled for closing...................           --            (1,405)               --               2,500
Restructuring charges ....................           --            (1,000)               --               2,500
                                                 ------           -------              ----             -------
   Total .................................       $2,509           $(2,405)             $ --             $10,842
                                                 ======           =======              ====             =======


   During the year ended September 30, 2000, the Company recorded an impairment charge of $2,509 to write down the carrying value of certain long-lived assets of the Pottstown, Pennsylvania facility to their estimated net realizable value, in accordance with the accounting policy for long-lived assets discussed in Note
2. The carrying value of these assets was established as part of fresh-start accounting for the Company as of its November 29, 1998 emergence date in addition to asset acquisitions made after that date.

   During the ten-month period ended September 30, 1999, the Company recorded a $1,200 restructuring charge representing shut-down costs for the Ripley, Tennessee facility, which included $1,000 for severance and $200 for facility-related costs. In addition, during this period the Company reversed previously provided restructuring reserves in the amount of $3,605, primarily as a result of lower severance and related costs for the Tampa office, Harman Automotive and the Harvard Interiors Furniture Division ($2,300) and lower facility- related costs at the Toledo, Ohio facility ($1,200) due to the sale of that facility and all other of ($105).

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

   In March 1998, the Company announced its intention to sell or wind-down its Tiffin operations and recorded a charge of $3,042 for the impairment of long lived assets. In addition, it recorded a charge of $2,800 for the impairment of certain long-lived assets relating to a platform that will end sooner than planned.

   In fiscal 1998, the new management of the Company decided to dispose of the Doehler-Jarvis Greenville and Toledo facilities (see Note 3 related to dispositions) and to continue to operate the Doehler-Jarvis Pottstown Plant. Depreciation expense would have been $2.7 million higher in the year ended September 30, 2000 and $3.2 million greater in each of the twelve-month periods ended September 30, 1999 and 1998 for the Pottstown facility if the assets had not been written down as impaired in fiscal 1997.

   See Note 3 for information relating to the sales of the above operations.

15.  Cost of Certain Acquisition Opportunity

   On June 12, 2000, the Company entered into a letter of intent to fund a plan of reorganization for, and to acquire Breed Technologies, Inc. and its subsidiaries in a transaction to be accounted for as a purchase business combination. This business had estimated annual revenues of over $1.3 billion and represented a business opportunity which was aligned with the Company's strategy in the OEM component and systems supplier business. Direct and incremental costs associated with the proposed combination, primarily consisting of fees paid to outside legal and accounting advisors for due diligence and certain bank fees were incurred by

                            HARVARD INDUSTRIES, INC.

         (In thousands of dollars, except per share and per share data)

15.  Cost of Certain Acquisition Opportunity--(Continued)

the Company and would have been considered as a cost of the acquisition upon the successful closing of the transaction. The potential seller announced an alternative plan of reorganization and the Company did not pursue the acquisition further. Accordingly, all costs associated with this opportunity have been expensed in the accompanying 2000 consolidated financial statements and included in "costs of certain acquisition opportunity".

16.  Other Expense, Net
   Other (income) expense, net includes the following:


                                               Year Ended     Ten Months Ended   Two Months Ended     Year Ended
                                             September 30,     September 30,       November 29,      September 30,
                                                  2000              1999               1998              1998
                                             -------------    ----------------   ----------------    -------------
(Gain) Loss on disposal of PP&E ..........       $1,311            $  124              $ --             $1,030
Interest income ..........................         (482)             (282)               (2)               (37)
Other, net ...............................          608             2,063               (32)             2,987
                                                 ------            ------              ----             ------
   Total .................................       $1,437            $1,905              $(34)            $3,980
                                                 ======            ======              ====             ======


17.  Income Taxes

   Provision for income tax expense consists of the following:


                                               Year Ended     Ten Months Ended   Two Months Ended     Year Ended
                                             September 30,     September 30,       November 29,      September 30,
                                                  2000              1999               1998              1998
                                             -------------    ----------------   ----------------    -------------
Domestic .................................       $   --            $(344)              $344             $5,722
Foreign ..................................        1,696              886                240                485
                                                 ------            -----               ----             ------
Income tax provision .....................       $1,696            $ 542               $584             $6,207
                                                 ======            =====               ====             ======


   Deferred income taxes result from temporary differences in the recognition of revenue and expense for tax and financial statement purposes. The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at September 30, 2000 and 1999 are as follows:

   Deferred tax assets:


                                                            September 30
                                                          2000         1999
                                                        ---------   ---------
Net operating loss carry forwards...................    $  70,229   $ 124,118
Pension and post-retirement benefits obligations....       44,773      45,901
Reorganization items capitalizable for tax purposes.        4,094       4,094
Reserves and accruals not yet recognized for tax
  purposes..........................................       94,239     102,304
                                                        ---------   ---------
 Total .............................................      213,335     276,417
 Less valuation allowance ..........................     (159,483)   (221,108)
                                                        ---------   ---------
Total deferred tax assets                               $  53,852   $  55,309
                                                        =========   =========


   The Company believes it will more likely than not be able to realize its net deferred tax assets of $53,852 by offsetting it against deferred tax liabilities related to existing temporary differences that would reverse in the carry forward period. The Company has established a valuation allowance for certain of its gross deferred tax assets which exceed such deferred tax liabilities.

   The change in the net operating loss carryforwards and the valuation allowance in 2000 primarily represents discharge of indebtedness income realized as a result of the reorganization plan.

                            HARVARD INDUSTRIES, INC.

         (In thousands of dollars, except per share and per share data)

17.  Income Taxes--(Continued)

   Deferred tax liabilities:


                                                                 September 30
                                                                2000       1999
                                                               -------   -------
Depreciation ..............................................    $62,709   $61,845
Other .....................................................      2,083     2,007
                                                               -------   -------
Total deferred tax liabilities ............................    $64,792   $63,852
                                                               =======   =======


   The net deferred tax liabilities of $10,940 and $8,543 are included in other liabilities in the consolidated balance sheets at September 30, 2000 and 1999, respectively.

   The following reconciles the statutory federal income tax expense (benefit), computed at the applicable federal tax rate, to the effective income tax expense:


                                                     Year Ended         Ten Months Ended     Two Months Ended        Year Ended
                                                 September 30, 2000    September 30, 1999    November 29, 1998   September 30, 1998
                                                 ------------------    ------------------    -----------------   ------------------
Tax benefit at statutory rate ................        $(12,064)             $(31,665)            $(16,511)            $(16,863)
State income taxes, net of federal benefit ...             792                 2,093                  419                1,529
Permanent differences arising in connection
  with businesses acquired or reorganization..          14,558                17,963                   35                1,241
Earnings of foreign subsidiaries subject to a
  different tax...............................             247                   132                   36                  134
U.S. Federal Minimum Tax .....................              --                    --                   --                  500
Amount for which no tax benefit is recognized           (1,837)               12,019               16,605               19,666
                                                      --------              --------             --------             --------
 Actual tax expense from continuing
  operations..................................        $  1,696              $    542             $    584             $  6,207
                                                      ========              ========             ========             ========

   At September 30, 2000, the Company had available net operating loss carryforwards and general business tax credits of approximately $206,500 for Federal income tax purposes. These carryforwards expire in the years 2004 through 2010. Of this total, approximately $150,500 is subject to current limitation under Section 382 of the Tax Code and approximately $27,700 is subject to the "SRLY" limitations of the Income Tax Regulations.

                            HARVARD INDUSTRIES, INC.

         (In thousands of dollars, except per share and per share data)

18.  Earnings Per Share

   Basic and diluted earnings per share were calculated as follows:


                                                                                                      Debtor-in-Possession
   (in thousands except                              Year Ended         Ten Months Ended     Two Months Ended        Year Ended
  share and per share data)                      September 30, 2000    September 30, 1999    November 29, 1998   September 30, 1998
  ---------------------------                    ------------------    ------------------    -----------------   ------------------
Income before extraordinary items ............       $  (37,320)           $  (80,749)          $  (48,563)          $  (55,804)
Extraordinary items ..........................               --                (9,701)             206,363                   --
                                                     ----------            ----------           ----------           ----------
Net Income (Loss)                                    $  (37,320)           $  (90,450)          $  157,800           $  (55,804)
                                                     ==========            ==========           ==========           ==========
Weighted average number of shares outstanding
 Basic and diluted ...........................        9,905,720             8,994,900            7,026,437            7,026,437
                                                     ==========            ==========           ==========           ==========
Earnings per share
  (basic and diluted)
 Loss before extraordinary
   items......................................       $    (3.77)           $    (8.98)          $    (6.91)          $    (7.94)
 Extraordinary items .........................       $       --            $    (1.08)          $    29.37           $       --
                                                     ----------            ----------           ----------           ----------
 Net Income (Loss) ...........................       $    (3.77)           $   (10.06)          $    22.46           $    (7.94)
                                                     ==========            ==========           ==========           ==========

   Although on December 15, 2000, 10,129,921 of the Company's 50,000,000 authorized shares were outstanding, net of 813,006 shares of treasury stock, the Company's Chapter 11 Plan of Reorganization requires it to issue additional shares to certain claimants in the Bankruptcy case. The exact number of shares to be issued is presently unknown, as certain claims are unliquidated and others are disputed as to amount or validity. However, management estimates that approximately 500,000 additional shares will be issued in the process of resolving claims. The issuance of additional shares will not involve additional consideration, and therefore no accounting recognition other than the impact on outstanding share and per share amounts is expected.

   The Company's Plan of Reorganization also provides for holders of its Old Common Stock and PIK Preferred Stock to receive in the aggregate approximately 633,000 warrants, expiring November 23, 2003, permitting the purchase of new common shares at an exercise price of $41.67 per share.

   Seven members of the Company's Board of Directors have each been granted options for 20,000 shares which vest over five (5) years. A total of 120,000 options was issued as one director declined the grant. Seven members were granted 3,000 shares each on April 4, 2000 which vest immediately. A total of 141,000 shares have been issued to directors.

   An incentive plan has been authorized by the Board of Directors providing for a grant of options to certain members of senior management. As of September 30, 2000, 1,845,000 shares have been awarded under this plan.

   All of the above options and warrants have been excluded from the computation of earnings per share as their effect would have been antidilutive. On October 5, 1999, the Company used part of the proceeds of the sale of the assets of its Kingston-Warren subsidiary to purchase 762,000 shares of its common stock in a private transaction at an aggregate cost of approximately $4,999. The Company repurchased an additional 51,006 shares during the year ended September 30, 2000 at an aggregate cost of $316.

19.  Comprehensive Income

   Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which was adopted as of October 1, 1998, establishes a standard for reporting and displaying comprehensive income and its components within the financial statements. Comprehensive income includes charges and

                            HARVARD INDUSTRIES, INC.

         (In thousands of dollars, except per share and per share data)

19.  Comprehensive Income--(Continued)

credits to equity that are not the result of transactions with shareholders. Comprehensive income is composed of two subsets-net income and other comprehensive income. Included in other comprehensive income for the Company are cumulative translation adjustments and minimum pension liability adjustments. These adjustments are disclosed within the Consolidated Statement of Shareholders' Equity (Deficiency). As of September 30, accumulated other comprehensive income/(loss), as reflected in the consolidated statement of shareholders' equity, was comprised of the following:


                                                        2000    1999      1998
                                                        -----   ----    ---------
Minimum pension liability adjustments...............    $  --   $ --    $  (8,902)
Cumulative translation adjustments..................     (372)   525       (2,991)
                                                        -----   ----    ---------
                                                        $(372)  $525    $ (11,893)
                                                        =====   ====    =========


   The amounts reflected at September 30, 1998 were eliminated as of November 29, 1998 as part of Fresh Start Reporting.

20.  Commitments and Contingent Liabilities

Environmental Matters

   The Company's operations are subject to extensive and rapidly changing Federal and State environmental regulations governing waste water discharges and solid and hazardous waste management activities. As of September 30, 2000, and in accordance with the Company's policies and based on consultation with legal counsel, the Company has provided environmental related accruals of approximately $4,900.

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

   On June 11, 1999, Doehler-Jarvis, Inc. and Harvard Industries, Inc. (the "Companies") filed a declaratory judgment action in the United States District Court for the Eastern District of Pennsylvania seeking a declaration that the termination of certain insurance benefits, including health insurance benefits, to individuals on the seniority list when they retired from active or inactive employee status at Doehler-Jarvis

                            HARVARD INDUSTRIES, INC.

         (In thousands of dollars, except per share and per share data)

20.  Commitments and Contingent Liabilities--(Continued)

facilities in Pottstown, Pennsylvania or Toledo, Ohio after July 16, 1999, and/or their eligible surviving spouses and/or eligible dependents does not violate the Employee Retirement Income Security Act ("ERISA") or any other law, applicable collective bargaining agreement, or contract. Thomas E. Kopystecki was named as the representative of the proposed class of defendants.

   On June 23, 1999, John C. Gilbert, Eugene Appling, Robert A. LaClair, John E. Malkulan, Christiane J. Myers, Kenneth McKnight, Thomas F. Klejta, and Fern M. Yerger, on behalf of themselves and a class of persons similarly situated filed an action against the Companies in the United States District Court for the Northern District of Ohio seeking a declaration that the termination of insurance benefits violates ERISA and the Labor Management Relations Act ("LMRA") and seeking unspecified damages resulting from the anticipated termination of benefits. The Companies filed a motion to transfer the Ohio action to Pennsylvania because the Pennsylvania action was the first filed action and is the more convenient forum for the resolution of the issues. The United States District Court for the Eastern District of Pennsylvania dismissed the Pennsylvania action finding that the United States District Court for the Northern District of Ohio ("Ohio Court") was a more appropriate venue. The motion by the Companies to dismiss the Ohio action was denied. On March 6, 2000, the Ohio Court granted summary judgement to the plaintiffs on the issue of liability. All claims for monetary damages have been denied. The parties have each filed their respective proposals for injunctive relief and await the court's decision. Based on information currently available, management of the Company believes, after consultation with legal counsel, that the result of such claims and litigation will not have a material adverse effect on the financial position or results of operations of the Company.

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

21.  Leases

   Rent expense under operating leases, consisted of the following:


                                       Year Ended        Ten Months Ended     Two Months Ended        Year Ended
                                   September 30, 2000   September 30, 1999    November 29, 1998   September 30, 1998
                                   ------------------   ------------------    -----------------   ------------------
Rent Expense...................          $3,395               $4,052                $710                $4,354

   The following is a schedule of future annual minimum rental payments, principally for machinery and equipment required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of September 30, 2000.

                           Year Ending
                           September 30          Amount
                           ------------          ------
                               2001              $2,626

                               2002              $2,246

                               2003              $1,561

                               2004              $1,368

                               2005              $1,223


22.  Retirement Plans
   The Company sponsors various defined benefit pension and savings (principally 401(k)) plans covering substantially all employees. Expense under these plans amounted to $1,514 in 2000, $833 in 1999 (including a curtailment gain of $2,818) and $10,248 in 1998 (including a curtailment loss of $7,182). The Company annually contributes to the pension plans amounts that are actuarially determined to provide the plans with sufficient assets to meet future benefit payment requirements. The Company contributes to the savings plans amounts that are directly related to employee contributions.

                            HARVARD INDUSTRIES, INC.

         (In thousands of dollars, except per share and per share data)

22.  Retirement Plans--(Continued)

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

   In addition, the Company participates in several multi-employer pension plans for the benefit of certain union members. The Company's contributions to these plans amounted to $500 in 2000, $450 in 1999, and $349 in 1998. Under the Multi-Employer Pension Plan Amendments Act of 1980, if the Company were to withdraw from these plans or if the plans were to be terminated, the Company would be liable for a portion of any unfunded plan benefits that might exist. Information with respect to the amount of this potential liability is not readily available.

   Pension expense for all of the Company's defined benefit pension plans consisted of the following:

                                                     Year Ended         Ten Months Ended     Two Months Ended        Year Ended
                                                 September 30, 2000    September 30, 1999    November 29, 1998   September 30, 1998
                                                 ------------------    ------------------    -----------------   ------------------
Service cost .................................        $  2,671              $  3,343              $   497             $  2,988
Interest cost ................................          11,902                 9,846                1,608                9,584
Expected return on plan assets ...............         (13,759)              (11,250)              (2,063)             (23,265)
Net amortization and deferral ................            (317)                   --                   --               12,806
Curtailment (gain) loss ......................              --                (2,818)                  --                7,182
                                                      --------              --------              -------             --------
Net periodic pension cost (income) ...........        $    497              $   (879)             $    42             $  9,295
                                                      ========              ========              =======             ========

   Effective March 1, 2000, the company adopted an amendment to a defined benefit pension plan, which provides for increased benefits for certain collectively bargained employee groups.

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


                                                                September 30,
                                                               2000       1999
                                                             --------   --------
Change in benefit obligation:
 Benefit obligation at beginning of year ................    $153,864   $162,771
 Service cost ...........................................       2,671      3,840
 Interest cost ..........................................      11,902     11,454
 Actuarial (gain) .......................................      (1,775)   (18,034)
 Benefits paid ..........................................     (11,447)   (11,469)
 Business combinations ..................................          --      8,120
 Plan amendments ........................................         724         --
 Curtailments                                                      --     (2,818)
                                                             --------   --------
 Benefit obligation at end of year ......................    $155,939   $153,864
                                                             ========   ========
Change in plan assets:
 Fair value of plan assets at beginning of year .........    $146,573   $144,784
 Actual return on plan assets ...........................       8,431     10,801
 Employer contributions .................................       7,704      5,651
 Business combinations ..................................          --     (3,194)
 Benefits paid ..........................................     (11,447)   (11,469)
                                                             --------   --------
 Fair value of plan assets at end of year ...............    $151,261   $146,573
                                                             ========   ========

                            HARVARD INDUSTRIES, INC.

         (In thousands of dollars, except per share and per share data)

22.  Retirement Plans--(Continued)



                                                                September 30,
                                                               2000       1999
                                                             --------   --------
Reconciliation of funded status:
 Funded status ..........................................    $ (4,678)  $ (7,291)
 Unrecognized prior service cost ........................         724         --
 Unrecognized actuarial (gain) ..........................     (14,848)   (17,614)
 Contributions after measurement date ...................       3,321      2,178
                                                             --------   --------
 Net amount recognized ..................................    $(15,481)  $(22,727)
                                                             ========   ========
Amounts recognized in Consolidated Balance Sheets:
 Prepaid benefit cost ...................................    $  5,641   $  4,475
 Accrued benefit cost ...................................     (21,122)   (27,202)
                                                             --------   --------
Net amount recognized ...................................    $(15,481)  $(22,727)
                                                             ========   ========


   In determining the projected benefit obligation, the assumed discount rate was 8.25% and 8.0% for 2000 and 1999, respectively. The expected long-term rate of return on assets, used in determining net periodic pension cost (income), was 9.5% for 2000 and 1999.

   The Company entered into a Settlement Agreement (the "Settlement Agreement"), dated as of July 26, 1994, with the Pension Benefit Guaranty Corporation (the "PBGC") pursuant to which the Company agreed to make contributions to certain of its underfunded pension plans. These contributions were in addition to the minimum statutory funding requirements with respect to such plans. Pursuant to the Settlement Agreement, the Company made additional contributions to its underfunded pension plans in an amount aggregating $6,000 on August 2, 1994 and $1,500 quarterly thereafter through September 30, 1997. The Settlement Agreement, among other things, includes a covenant restricting the Company's ability to redeem the PIK Preferred Stock and a covenant not to create or suffer to exiszzt a lien upon any of its assets to secure both the 12% and 11 1/8% Senior Notes unless contemporaneously therewith effective provision is made to equally and ratably secure the Company's potential "unfunded benefit liabilities" (as defined in Section 4001(a)(18) of the Employee Retirement Income Security Act). Subsequent to September 30, 1998, the settlement agreement was terminated and the PBGC and the Company entered into a new agreement. In order to secure minimum funding contributions required for the Doehler-Jarvis Plan and underfunding of the Doehler-Jarvis Plan, Harvard provided the PBGC, for the benefit of the Doehler-Jarvis Plan and PBGC, with a pledge of new common stock of Reorganized Harvard ("New Common Stock"), in an amount equal to what the PBGC would have received as an unsecured general creditor of Harvard having an allowed Class 5 Claim (as such term is defined in the Plan of Reorganization) of $18,700, less the amount of all contributions made after April 15, 1998 but prior to the Effective Date. The number of shares of New Common Stock received by the PBGC is 399,156. In July 2000, the Company and the PBGC entered into an amendment to the new agreement, whereby the PBGC would release shares of the pledged stock after the Company meets certain defined contribution thresholds. In October 2000, the PBGC released 260,000 shares.

   In January 1999, the Company adopted a Supplemental Employee Retirement Plan ("SERP"), the provisions of which were effective January 1, 1998. Such plan was subsequently amended in July 1999. In connection with such amendment in 1999 the Company reversed approximately $5,500 of previously provided charges associated with such SERP.

23.  Post-Retirement Benefits Other Than Pensions

   Certain of the Company's subsidiaries provide post-retirement health care and life insurance benefits for all salaried and for hourly retirees of certain of its plants. The obligation, as of September 30, 2000 and 1999 was determined by utilizing a discount rate of 8.25% and 8.0% respectively, and a graded medical trend rate projected at annual rates ranging ratably from 4.5% and 3.5% in 2000, and 6.5% and 3.5% in 1999, to 3.5%

                            HARVARD INDUSTRIES, INC.

         (In thousands of dollars, except per share and per share data)

23.  Post-Retirement Benefits Other Than Pensions--(Continued)

by the year 2001 and remain level thereafter. Since the Company does not fund post-retirement benefit plans, there are no plan assets.

   The net periodic post-retirement benefit cost included the following components:


                                                                          Ten Months      Two Months
                                                         Year Ended         Ended           Ended         Year Ended
                                                        September 30,   September 30,    November 29,   September 30,
                                                            2000             1999            1998            1998
                                                        -------------   -------------    ------------   -------------
Service cost........................................       $  848           $  784           $157          $ 1,100
Interest on accumulated post-retirement benefit
  obligation........................................        7,049            5,797            827            5,827
Net amortization and deferral.......................         (520)             (11)            --           (1,337)
Curtailment gains                                              --             (415)            --           (2,792)
                                                           ------           ------           ----          -------
Net periodic post-retirement benefit cost...........       $7,377           $6,155           $984          $ 2,798
                                                           ======           ======           ====          =======


   During 1999, the Company recorded a curtailment gain to reflect the curtailment of medical benefits due to the sale of its Kingston-Warren business. The gain was recorded as a component of the loss on disposal. During 1998, the Company recorded a curtailment gain to reflect the curtailment of medical benefits at one plant of Doehler-Jarvis, which was recorded as a reduction in cost of sales. Effective March 2000, the Company amended the medical plan for employees and retirees at Pottstown Precision Casting, providing for increased employee cost-sharing provisions.

                            HARVARD INDUSTRIES, INC.

         (In thousands of dollars, except per share and per share data)

23.  Post-Retirement Benefits Other Than Pensions--(Continued)

   The following table sets forth reconciliations of the beginning and ending balances of the post-retirement benefit obligation, funded status and amounts recognized in the Consolidated Balance Sheets related to post-retirement medical and life insurance benefits:


                                                               September 30,
                                                             2000         1999
                                                           ---------   ---------
Change in benefit obligation:
 Benefit obligation at beginning of year ..............    $  92,759   $  92,290
 Service cost .........................................          848         941
 Interest cost ........................................        7,049       6,624
 Actuarial (gain) .....................................       (1,420)    (10,986)
 Business combinations                                            --      11,502
 Benefits paid ........................................       (7,956)     (7,197)
 Plan Amendments ......................................       (3,227)         --
 Curtailments                                                     --        (415)
                                                           ---------   ---------
 Benefit obligation at end of year ....................    $  88,053   $  92,759
                                                           =========   =========
Change in plan assets:
 Fair value of plan assets at beginning of year            $      --   $      --
 Employer contributions ...............................        7,956       7,197
 Benefits paid ........................................       (7,956)     (7,197)
                                                           ---------   ---------
 Fair value of plan assets at end of year .............    $      --   $      --
                                                           =========   =========
Reconciliation of funded status:
 Funded status ........................................    $ (88,053)  $ (92,759)
 Unrecognized prior service cost ......................       (2,521)         --
 Unrecognized actuarial (gain) ........................      (17,392)    (10,975)
                                                           ---------   ---------
 Net amount recognized ................................    $(107,966)  $(103,734)
                                                           =========   =========
 Less amounts included in accrued expenses                 $  (7,000)  $  (7,000)
                                                           ---------   ---------
 Noncurrent post-retirement benefit obligations            $(100,966)  $ (96,734)
                                                           =========   =========


   The effect of a 1% annual increase in the assumed cost trend rates discussed above would increase the accumulated post-retirement obligation at September 30, 2000 and September 30, 1999 respectively by approximately $11,022 and $11,611, and would increase the aggregate of the service and interest cost components by approximately $1,092 and $910.

   The effect of a 1% annual decrease in the assumed cost trend rates discussed above would decrease the accumulated post-retirement obligation at September 30, 2000 and September 30, 1999 respectively, by approximately $10,691 and $11,263 and would decrease the aggregate of the service and interest cost components by approximately $1,059 and $882.

24.  Preferred Stock

   On March 24, 1999, the Board of Directors declared a dividend of one preferred share purchase right ("Right") on each outstanding share of the Company's common stock, par value $0.01 per share (the "Common Shares"), payable to stockholders of record on April 5, 1999 (the "Record Date"). Each Right, when exercisable, entitles the holder thereof to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share (the "Preferred Shares"), of the Company at an exercise price of $30 per one one-hundredth of a Preferred Share (the "Purchase Price"), subject to adjustment. The terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between the Company and State Street Bank and Trust Company, a Massachusetts trust company, as Rights Agent.

                            HARVARD INDUSTRIES, INC.

         (In thousands of dollars, except per share and per share data)

24.  Preferred Stock--(Continued)

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

25.  Stock Options

   On December 9, 1998, the Board of Directors approved a Stock Incentive Plan (the "Plan") (regarding stock option awards), which provides for up to 2,229,102 shares of the Company's Common Stock to be granted to members of the Board of Directors and key employees. Options under the plan were granted at the fair market value on the date of grants and have an exercise period of ten years. Options under the Director's plan vest 100% at the date of grant while options under the key employee's plan become exercisable at 33 1/3% per year.

   The Company's Plan of Reorganization also provides for holders of its Old Common Stock and PIK Preferred Stock to receive in the aggregate approximately 633,000 warrants, expiring November 23, 2003, permitting the purchase of new common shares at an exercise price of $41.67 per share.

   Seven members of the Company's Board of Directors have each been granted 20,000 options which vest over five (5) years. A total of 120,000 options was issued as one director declined the grant. In addition, on April 4, 2000, seven directors were granted 3,000 shares of stock each, an aggregate of 21,000 shares of stock, which vest immediately.

   The above options, warrants and shares to be issued have been excluded from the computation of earnings per share as their effect would be antidilutive.

   The Company has elected the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and applies APB Opinion No. 25 and related interpretations in accounting for the Plan. If the Company had elected to recognize compensation cost based on the fair value of awards under the Plan at grant dates, the Company's pro forma net loss for the year ended September 30, 2000 would have been ($37,944), and pro forma loss per share would have been ($3.83). The fair value of the Company's stock options used to compute pro forma net income and earnings per share is the estimated present value at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate 5.7%; expected life of 5 years; expected votality of 48.4%; and dividend yield of 0%.

   A summary of the Company's stock option activity under the Plan is as follows:


                                                                                                    Exercise
                                                                                                   Price Range
                                                        Key Employees   Directors      Total        Per Share
                                                        -------------   ---------    ---------   --------------
Granted 1999........................................      1,845,000      120,000     1,965,000   $6.10 to $7.50
Exercised...........................................             --           --            --          0
Cancelled...........................................             --           --            --          0
                                                          ---------      -------     ---------
Balance 9/30/99.....................................      1,845,000      120,000     1,965,000   $6.10 to $7.50
                                                          =========      =======     =========
Granted 2000                                                     --           --            --          0
Exercised...........................................             --           --            --          0
Cancelled...........................................             --           --            --          0
Balance 9/30/00.....................................      1,845,000      120,000     1,965,000    6.10 to 7.50
                                                          =========      =======     =========
Exercisable at September 30, 2000...................      1,230,000       90,000     1,320,000    6.10 to 7.50
                                                          =========      =======     =========

                            HARVARD INDUSTRIES, INC.

         (In thousands of dollars, except per share and per share data)

25.  Stock Options--(Continued)

   The following table summarizes the status of stock for options outstanding and exercisable under the Plan at September 30, 2000:


                                  Options Outstanding               Options Exerciseable
                        ---------------------------------------    ---------------------
      Range of                       Wtd. Avg.                                 Wtd. Avg.
      Exercise                       exercise       Wtd. Avg.                   exercise
       Prices             Shares       price     remaining life     Shares       price
       ------           ---------    ---------   --------------    ---------   ---------
        $7.50           1,645,000      $7.50         8 years       1,645,000     $7.50
        $6.10             320,000      $6.10         7 years         213,312     $6.10
                        ---------      -----                       ---------
   Total                1,965,000      $7.27         8 years       1,858,312     $7.27
                        =========      =====                       =========


   On November 24, 1998, the Company's plan of reorganization became effective and all stock options authorized, granted or exercised were cancelled along with the Old Common Stock.

26.  Fair Value of Financial Instruments

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

   Cash and Cash Equivalents, Accounts Receivable, Accounts Payable, and Short-Term Borrowings. The carrying value amount approximates fair value because of the short maturity of these instruments.

   The estimated fair value of the Company's financial instruments are as follows:


                                               September 30, 2000       September 30, 1999
                                              ---------------------    ---------------------
                                             Carrying                 Carrying
                                              Amount     Fair Value    Amount     Fair Value
                                             --------    ----------   --------    ----------
Cash and cash equivalents ................    $ 2,705     $ 2,705      $21,840     $21,840
Accounts receivable ......................    $32,742     $32,742      $35,324     $35,324
Accounts payable .........................    $32,738     $32,738      $28,489     $28,489
Short-term borrowings ....................    $ 4,599     $ 4,599           --          --


27.  Quarterly Financial Data (Unaudited)

              (IN thousands of dollars, except per share amounts)


Fiscal 2000
Quarters Ended                                                        December 31    March 31    June 30    September 30
--------------                                                        -----------    --------   --------    ------------
Net Sales .........................................................     $83,624      $90,053    $ 86,355      $ 70,876
Gross Profit ......................................................       9,691       10,538       7,755         5,644
Net loss ..........................................................      (1,946)      (7,266)    (10,030)(d)   (18,078)(c)
                                                                        =======      =======    ========      ========
Earnings (loss) per share of Common Stock (Basic and Diluted)(a)
Net loss                                                                $ (0.20)     $ (0.73)   $  (1.01)     $  (1.80)
                                                                        =======      =======    ========      ========

                            HARVARD INDUSTRIES, INC.

         (In thousands of dollars, except per share and per share data)

27.  Quarterly Financial Data (Unaudited)--(Continued)



                                                                 Two
Fiscal 1999                                                     Months       One Month
Fiscal 1999                                                      Ended         Ended
Quarters Ended                                                November 29   December 31    March 31    June 30    September 30
--------------                                                -----------   -----------    --------   --------    ------------
Net sales.................................................     $ 89,050       $40,166      $128,727   $129,908      $107,280
Gross profit (loss).......................................        9,422         4,532        15,057     12,981         8,764
Net loss before extraordinary item........................      (48,563)       (4,997)      (14,117)   (14,613)      (47,022)
Extraordinary item........................................      206,363            --            --         --        (9,701)
                                                               --------       -------      --------   --------      --------
Net income (loss).........................................     $157,800       $(4,997)     $(14,117)  $(14,613)     $(56,723)(b)
                                                               ========       =======      ========   ========      ========
Earnings per share of Common Stock (Basic and Diluted)(a)
Net loss before extraordinary item........................     $  (6.91)      $ (0.61)     $  (1.71)  $  (1.62)     $  (4.70)
Extraordinary item........................................        29.37            --            --         --         (0.97)
                                                               --------       -------      --------   --------      --------
Net income (loss).........................................     $  22.46       $ (0.61)     $  (1.71)  $  (1.62)     $  (5.67)
                                                               ========       =======      ========   ========      ========

---------------
(a) Year-to-date earnings per share do not equal the sum of the quarterly earnings per share.
(b) Includes extraordinary loss on early extinguishment of debt and loss on sale of Kingston-Warren.
(c) Includes cost of certain acquisition opportunity ($4,100) and impairment of certain long-lived assets ($2,509).
(d) Includes cost of certain acquisition opportunity of ($1,200).

28.  Subsequent Events

   On October 30, 2000, the Company announced its intention to close its Pottstown Precision Castings, Inc. plant operating in Pottstown, Pennsylvania during 2001 if it is unable to sell it. Despite the cooperation of its union, the United Auto Workers, and substantial investments in management and the physical plant, severe price competition in the aluminum die casting industry prevented the operation from establishing a profitable business. For the year ended September 30, 2000, Pottstown had customer sales of approximately $63.7 million with an operating loss of approximately $3.5 million, including an impairment charge of approximately $2.5 million. Severance and related costs for 64 salaried and 327 hourly employees of approximately $3.5 million and facility related costs of approximately $1 million was recognized during the first quarter of fiscal year 2001. A closure agreement has been signed with the major customer and all operating activities will be completed by September 30, 2001.

   On November 30, 2000, the Company implemented a reduction in force of 31 salaried employees to adjust operations staffing levels to the current business volume. A restructuring charge relating to severance and related costs of $2.0 million will be recorded in the first quarter of fiscal year 2001.

   On May 1, 2001, the Company announced its intention to close the Jackson, Michigan facility and move substantially all the production to its Bryan, Ohio facility. The shutdown plan will affect approximately 69 hourly and 16 salaried employees.

   Effective May 31, 2001, the Company entered into two new credit facilities. One facility provides for senior secured asset-based borrowings of up to $45,000 and $20,000 of senior secured term loan borrowings. The other facility provides for a junior secured term loan of $10,000 (see Note 11). The proceeds from these facilities were used to repay the GECC credit facility in its entirety.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: June 20, 2001                    HARVARD INDUSTRIES, INC.


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

           Signature                                      Title                                   Date
           ---------                                      -----                                   ----

     /s/ Roger G. Pollazzi         Chairman of the Board, Chief Executive                      June 20, 2001
------------------------------     Officer and Director (Principal Executive Officer)
       ROGER G. POLLAZZI


    /s/ Theodore W. Vogtman        Executive Vice President and Chief                          June 20, 2001
------------------------------     Financial Officer (Principal Financial Officer)
      THEODORE W. VOGTMAN


     /s/ Kevin L. B. Price         Vice President, Controller and Treasurer                    June 20, 2001
------------------------------
        KEVIN L. B. PRICE


        /s/ Jon R. Bauer           Director                                                    June 20, 2001
------------------------------
          JON R. BAUER


                                   Director                                                    June 20, 2001
------------------------------
        DONALD P. HILTY


    /s/ George A. Poole, Jr.       Director                                                    June 20, 2001
------------------------------
      GEORGE A. POOLE, JR.


     /s/ James P. Shanahan         Director                                                    June 20, 2001
------------------------------
       JAMES P. SHANAHAN


     /s/ Richard W. Vieser         Director                                                    June 20, 2001
------------------------------
       RICHARD W. VIESER


                                    Director                                                   June 20, 2001
------------------------------
        ANDREW P. HINES
