Form 10-Q
period 2000-12-31
HARVARD INDUSTRIES INC
filed 2001-06-21
CIK 46012

          As filed with the Securities and Exchange Commission on June 21, 2001
===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------
                                   FORM 10-Q
                                ----------------

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000
                                       OR

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                    For the transition period from   to

                                ----------------
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

                                 (908) 437-4100
               Registrant's telephone number, including area code

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

   Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of Registrant's Common Stock, as of June 4, 2001, was 10,019,883.
===============================================================================

                            HARVARD INDUSTRIES, INC.
                                     INDEX



                                                                                                   Page
                                                                                                   ----
PART I. Financial Information:
   Item 1. Financial Statements:
       Consolidated Balance Sheets
       September 30, 2000 (Audited) and December 31, 2000 (Unaudited) .........................      3
       Consolidated Statements of Operations (Unaudited)
       Three Months Ended December 31, 2000....................................................      4
       Three Months Ended December 31, 1999....................................................      4
       Consolidated Statements of Cash Flows (Unaudited)
       Three Months Ended December 31, 2000....................................................      5
       Three Months Ended December 31, 1999....................................................      5
   Notes to Consolidated Financial Statements--(Unaudited).....................................      6
   Item 2. Management's Discussion and Analysis of Financial Condition and Results of
           Operations..........................................................................     11
PART II. Other Information: ...................................................................
   Item 1. Legal Proceedings...................................................................     14
   Item 2. Changes in Securities...............................................................     14
   Item 3. Defaults Upon Senior Securities.....................................................     14
   Item 4. Submission of Matters to a Vote of Securities Holders...............................     14
   Item 5. Other Information...................................................................     14
   Item 6. Exhibits and Reports on Form 8-K....................................................     14
   Signatures..................................................................................     15

                            HARVARD INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 2000 AND DECEMBER 31, 2000

                           (in thousands of dollars)



                                                    September 30,   December 31,
                                                        2000            2000
                                                      ---------       ---------
                                                                     (Unaudited)
                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.....................      $   2,705       $   1,172
  Accounts receivable, net......................         32,742          26,425
  Inventories...................................         20,494          23,053
  Prepaid expenses and other current assets.....          4,760           5,244
                                                      ---------       ---------
    Total current assets .......................         60,701          55,894
  Property, plant and equipment, net............         75,477          74,648
  Intangible assets, net........................        134,965         124,312
  Other assets, net.............................          6,280           6,362
                                                      ---------       ---------
    Total assets ...............................      $ 277,423       $ 261,216
                                                      =========       =========
        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings.........................      $   4,599       $  18,460
  Accounts payable..............................         32,738          22,056
  Accrued expenses..............................         35,147          38,389
  Income taxes payable..........................            975             629
                                                      ---------       ---------
    Total current liabilities ..................         73,459          79,534
  Postretirement benefits other than pensions...        100,966         101,009
  Other.........................................         60,930          60,301
                                                      ---------       ---------
    Total liabilities ..........................        235,355         240,844
                                                      =========       =========
COMMITMENTS AND CONTINGENCIES ..................             --              --
SHAREHOLDERS' EQUITY:
  Common stock $.01 par value; 50,000,000 shares
   authorized; 10,942,927 shares issued at
   September 30, 2000 and 10,543,821 shares
   issued at December 31, 2000..................            109             109
  Additional paid-in capital....................        174,891         174,891
  Accumulated deficit...........................       (127,770)       (149,248)
  Cost of shares of common stock in treasury
   (813,006 shares at  September 30, 2000 and
   1,072,955 shares at December 31, 2000).......         (5,315)         (5,315)
Accumulated other comprehensive income .........            153             (65)
                                                      ---------       ---------
    Total shareholders' equity .................         42,068          20,372
                                                      ---------       ---------
    Total liabilities and shareholders' equity .      $ 277,423       $ 261,216
                                                      =========       =========


          See accompanying notes to consolidated financial statements.

                            HARVARD INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      THREE MONTHS ENDED DECEMBER 31, 1999
                    AND THREE MONTHS ENDED DECEMBER 31, 2000
                                  (UNAUDITED)

           (in thousands of dollars, except share and per share data)



                                                     Three Months   Three Months
                                                        Ended           Ended
                                                     December 31,   December 31,
                                                         1999           2000
                                                      ----------     ----------
Sales ...........................................     $   83,624     $   62,286
Cost of sales ...................................         73,933         65,203
                                                      ----------     ----------
    Gross profit (loss) .........................          9,691         (2,917)
Selling, general and administrative expense .....          7,174          6,176
Amortization of intangible assets ...............         10,500         10,653
Interest expense ................................            238            636
(Gain) on sale of operations ....................         (6,808)            --
Other (income) expense, net .....................            148            858
                                                      ----------     ----------
Loss before income taxes ........................         (1,561)       (21,240)
Provision for income taxes ......................            385            238
                                                      ----------     ----------
    Net (loss) ..................................     $   (1,946)    $  (21,478)
                                                      ==========     ==========
Basic and diluted earnings per share
    Net (loss) per share ........................     $    (0.20)    $    (2.16)
                                                      ==========     ==========
Weighted average number of common shares
  outstanding....................................      9,651,122      9,929,339
                                                      ==========     ==========


          See accompanying notes to consolidated financial statements.

                            HARVARD INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      THREE MONTHS ENDED DECEMBER 31, 1999
                    AND THREE MONTHS ENDED DECEMBER 31, 2000
                                  (UNAUDITED)

                           (in thousands of dollars)


                                                     Three Months   Three Months
                                                        Ended           Ended
                                                     December 31,   December 31,
                                                         1999           2000
                                                       --------       --------
CASH FLOWS RELATED TO OPERATING ACTIVITIES:
  Loss from operations...........................      $ (1,946)      $(21,478)
  Add back (deduct) items not affecting cash and
   cash equivalents--
   Depreciation..................................         2,059          2,305
   Amortization..................................        10,560         10,707
   (Gain) on sale of operations..................        (6,808)            --
   (Gain) loss on disposition of property, plant
    and equipment ...............................           (11)           451
  Changes in operating assets and liabilities
   Accounts receivable...........................        (1,650)         6,346
   Inventories...................................           991         (3,087)
   Other current assets..........................        (1,150)          (484)
   Accounts payable..............................        (2,058)       (10,682)
   Accrued expenses and income taxes payable.....       (10,081)         2,896
   Other noncurrent..............................          (782)          (765)
                                                       --------       --------
    Net cash provided by (used in) operations ...      $(10,876)      $(13,791)
                                                       --------       --------
CASH FLOWS RELATED TO INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment...        (3,822)        (1,603)
  Net proceeds from sale of operations...........         4,964             --
                                                       --------       --------
    Net cash provided by (used in) investing
      activities.................................         1,142        (1,603)
                                                       --------       --------
    CASH FLOWS RELATED TO FINANCING ACTIVITIES:
    Net borrowings (repayments) under financing/
      credit agreements..........................            --         13,861
    Purchase of treasury stock ..................        (4,999)            --
                                                       --------       --------
    Net cash (used in) provided by financing
      activities.................................        (4,999)        13,861
                                                       --------       --------
    Net increase (decrease) in cash and cash
      equivalents................................       (14,733)        (1,533)
    CASH AND CASH EQUIVALENTS, beginning of
      period.....................................        21,840          2,705
                                                       --------       --------
    CASH AND CASH EQUIVALENTS, end of period ....      $  7,107       $  1,172
                                                       ========       ========
    SUPPLEMENTAL DISCLOSURE OF CASH FLOW
      INFORMATION:
    Interest paid ...............................      $      3       $    393
    Income taxes paid ...........................      $  1,348       $    636
                                                       ========       ========


          See accompanying notes to consolidated financial statements.

                            HARVARD INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (in thousands of dollars, except share and per share data)

(1) Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. The balance sheet at September 30, 2000 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2000.

   The consolidated financial statements herein have been prepared assuming that the Company will continue as a going concern. The Company suffered a loss from operations for the three months ended December 31, 2000 and subsequent to that date such losses have continued. In addition, at December 31, 2000 the Company has a working capital deficit of $(23,162) and an accumulated deficit of $(149,248), and was in violation of certain loan covenants that gave the Company's lender the potential right to accelerate the due date of their loans, which are scheduled to expire September 30, 2001. As discussed more fully in Note 4, the lender and the Company have amended such agreements with respect to such defaults which resulted in, among other revisions, a $5,000 decrease in the Company's available credit facility but did not accelerate the due date. In addition, effective May 31, 2001, the Company refinanced its outstanding revolving credit facility with a $75,000 credit facility including a revolving credit facility and senior secured and junior secured term loans. Management believes, based upon the results to date and the projected results for the remainder of 2001, that funds available under the new credit facilities and other available sources will be sufficient to meet its cash requirements in the next twelve months.

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

(1) Basis of Presentation -- (Continued)

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

(2) Disposition of Businesses
   Condensed operating data of operations disposed or being disposed of are as follows-

                                                 Three Months Ended   Three Months Ended
                                                 December 31, 1999     December 31, 2000
                                                      -------              --------
             Sales...........................         $16,670              $ 12,388
             Gross profit....................             983               (5,918)


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

   On October 30, 2000, the Company announced its intention to close its Pottstown Precision Castings, Inc. plant operating in Pottstown, Pennsylvania during 2001. Despite the cooperation of its union, the United Auto Workers, and substantial investments in management and the physical plant, severe price competition in the aluminum die casting industry prevented the operation from establishing a profitable business. Severance and related costs for 64 salaried and 327 hourly employees of approximately $3,500 and facility related costs of approximately $1,000 were recognized as a component of cost of sales during the period ended December 31, 2000. As of December 31, 2000, facility related payments of approximately $20 have been made. Cash payments relating to the shutdown are anticipated to be completed by March 2002. A closure supply agreement has been signed with the major customer and the facility should cease operations by September 2001.

   On November 8, 2000, the Company sold the plastic fan product line of its Hayes-Albion Jackson, Michigan facility for gross proceeds of $175 in cash and a future earnout of a maximum of $900 based on future revenues of the product line. The Company recorded a loss of $443 on this transaction based on cash proceeds received and will record gains on the future earnout as realized.

(3) Inventories
   Inventories consist of the following:

                                                            September 30,   December 31,
                                                                2000            2000
                                                               -------         -------
                                                                             (Unaudited)
             Finished goods.............................       $ 7,748         $11,485
             Work-in-process............................         3,029           2,308
             Tooling....................................         1,447             797
             Raw materials..............................         8,270           8,463
                                                               -------         -------
             Total inventories..........................       $20,494         $23,053
                                                               =======         =======

                            HARVARD INDUSTRIES, INC.

           (in thousands of dollars, except share and per share data)

(4) Long-Term Debt and Credit Agreements

   On September 30, 1999, the Company put in place a new $50,000 revolving credit facility with General Electric Capital Corporation ("GECC"). The Facility is secured by substantially all of the assets of the Company. The interest rate is base rate (prime rate) plus 1.25% or LIBOR plus 2.50% (interest rate at June 30, 2000 was 10.75%). Effective March 31, 2000, and at the end of each ensuing quarter the interest rate may be adjusted (up or down) prospectively based upon the Company's achievement of consolidated financial performance targets. The facility commitment terminates on September 30, 2001. The Company had $17,815 and $4,599 outstanding under the facility, in addition to $6,314 and $7,114 of letters of credit outstanding as of December 31, 2000 and September 30, 2000 respectively. In addition, the Company, through its wholly-owned Canadian subsidiary, has a $3,000 Canadian dollar overdraft facility and had $645 U.S. dollar equivalent outstanding on December 31, 2000.

   For the period ended September 30, 2000, the Company failed to meet certain financial covenants. This resulted in the $50,000 revolving credit facility being converted to an asset-based facility by GECC effective January 1, 2001, which reduced borrowing availability by approximately $15,000. On May 10, 2001, the credit agreement with GECC was amended, which, among other things, increased the borrowing capacity to a maximum of $45,000.

   Effective May 31, 2001, the Company entered into two new credit facilities. One facility, with the CIT Group/Business Credit, Inc., Citicorp USA Inc. ("CIT/Citicorp"), provides for senior secured asset-based borrowings of up to $45,000 under a revolving credit facility and $20,000 of Senior Secured Term Loan borrowings. The other facility, with Hilco Capital LP ("Hilco"), provides for a Junior Secured Term Loan of $10,000. The revolving credit facility has a term of three (3) years and has an interest rate equal to the base rate (prime rate) plus 1.75%. The $10,000 Senior Secured Term Loan A has a term of two (2) years and an interest rate equal to the base rate plus 1.75%. Monthly installment payments of principal of approximately $208 are to be made in the fourth through sixth months following the closing date and monthly principal payments of approximately $521 are to be made in the seventh through the twenty-third months following the closing date with the balance of the loan due on the twenty-fourth month following the closing date. The $10,000 Senior Secured Term Loan B has a term of three (3) years and has an interest rate equal to the base rate plus 2.50%. Monthly installment payments of principal of approximately $417 are to be made in the twenty-fifth through the thirty-fifth months following the closing date with the balance of the loan due on the thirty-sixth month following the closing date. The $10,000 Junior Secured Term Loan has a term of three (3) years and has an interest rate equal to the base rate plus 7.00% but not less than 15.00% and PIK interest equal to 4% of the outstanding loan balance per annum. The loan is payable in full on the third (3) anniversary of the closing date. The proceeds of these facilities were used to repay the GECC credit facility in its entirety.

   In addition, Hilco and the Company entered into a security purchase agreement which gave Hilco the continuing right to acquire up to 5% of the outstanding common stock of the Company, on a fully diluted basis for a price of $0.01 per share and the right to purchase additional shares, at the lesser of $0.85 per share or the sale price in a subsequent share issuance, if additional shares of the Company are issued, in order to maintain a 5% ownership interest in the Company. On June 4, 2001, Hilco acquired 500,966 shares of the Company's stock for par value.

                            HARVARD INDUSTRIES, INC.

           (in thousands of dollars, except share and per share data)

(5) Restructuring Charges

   On November 30, 2000, the Company implemented a reduction in force of 31 salaried employees to adjust operations staffing levels to the current business volume. A restructuring charge relating to severance and related costs of $2,000 was recorded as a component of selling, general and administrative expense during the period ended December 31, 2000. As of December 31, 2000, related payments of approximately $68 have been made and the program should be completed by December 2001.

(6) Earnings Per Common Share

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

   Although on June 4, 2001, 10,019,883 of the Company's 50,000,000 authorized shares were outstanding, net of 1,072,955 shares of treasury stock, the Company's Chapter 11 Plan of Reorganization, which became effective on November 24, 1998, requires it to issue additional shares to certain claimants in the Bankruptcy case. The exact number of shares to be issued is presently unknown, as certain claims are unliquidated and others are disputed as to amount or validity. However, management estimates that approximately 500,000 additional shares will be issued in the process of resolving claims. The issuance of additional shares will not involve additional consideration, and therefore no accounting recognition other than the impact on outstanding share and per share amounts is expected.

   The Company's Plan of Reorganization also provides for holders of its Old Common Stock and PIK Preferred Stock to receive in the aggregate approximately 633,000 warrants, expiring November 23, 2003, permitting the purchase of new common shares at an exercise price of $41.67 per share.

   Seven members of the Company's Board of Directors have each been granted 20,000 shares which vest over five (5) years. A total of 120,000 shares were issued as one director declined the grant. Seven members were granted 3,000 shares each on April 4, 2000, which vest immediately. A total of 141,000 shares were issued to directors.

   An incentive plan has been authorized by the Board of Directors providing for a grant of options to certain members of senior management. As of December 31, 2000, 1,845,000 shares have been awarded under this plan.

   All of the above options and warrants have been excluded from the compilation of earnings per share as their effect would be antidilutive.

   On October 5, 1999, the Company used part of the proceeds of the sale of the assets of its Kingston-Warren subsidiary to purchase 762,000 shares of its common stock in a private transaction at an aggregate cost of approximately $4,999. The Company repurchased an additional 51,006 shares during the year ended September 30, 2000 at an aggregate cost of $316.

   The Company's Chapter 11 Plan of Reorganization ("Plan") incorporated an agreement with the Pension Benefit Guarantee Corporation ("PBGC"), requiring the Company to issue New Shares to the PBGC as security for Harvard's obligation to make required payments to its qualified defined benefit retirement plans. No monetary consideration was received by the Company in exchange for the issuance of the shares. The agreement provided that the PBGC would surrender all or part of the shares if Harvard paid the required amounts in a timely fashion for a period specified in the agreement. In May of 2000, the PBGC agreed, by

                            HARVARD INDUSTRIES, INC.

           (in thousands of dollars, except share and per share data)

(6) Earnings Per Common Share -- (Continued)

amendment to the agreement, to surrender approximately 660,000 shares to the Company. Of the surrendered shares, 399,106 were cancelled and 259,949 were retained by the Company as treasury shares.

(7) Comprehensive Income

                                           Three Months Ended    Three Months Ended
                                            December 31, 1999    December 31, 2000
                                                 -------             ---------
       Net loss ........................         $(1,946)            $ (21,478)
       Other comprehensive income:
       Foreign currency translation
         adjustment.....................              95                  (218)
                                                 -------             ---------
       Comprehensive income (loss) .....         $(1,851)            $(21,696)
                                                 =======             =========


(8) Subsequent Events

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

   Effective May 31, 2001, the Company entered into two new credit facilities. These include a loan and letter of credit facility with CIT/Citicorp that provides for a Senior Secured asset-based revolving credit facilitiy of up to $45,000 and Senior Secured Term Loans aggregating to $20,000 and a Junior Secured Term Loan of $10,000 with Hilco (see Note 4). The proceeds from these facilities were used to pay off the GECC facility in its entirety.

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

Results of Operations

   In the fourth (4th) quarter of calendar 2000, the North American automotive industry experienced a significant decline in sales and as a result the OEMs have significantly reduced production schedules during the fourth (4th) quarter of calendar 2000 and the first (1st) quarter of calendar 2001 to reduce their inventory levels. The current industry forecast, per JD Power and Associates, of North American production for cars and light trucks in calendar 2001 is approximately 16 million units, down from approximately 17.3 million units in calendar 2000, and the industry expects to recover from this inventory correction in the second half of calendar 2001.

 Three months ended December 31, 2000 compared to the three months ended December 31, 1999

   The following table is included solely for use in comparative analysis of results of operations, and to complement management's discussion and analysis. Certain reclasses have been made to present the results on a comparable basis.

                                                       Three Months Ended
                                             December 31, 1999    December 31, 2000
                                             -----------------    -----------------
   Sales .................................        $ 83,624            $  62,286
   Cost of sales .........................          73,933               60,703
                                                  --------            ---------
   Gross profit ..........................           9,691                1,583
   Selling, general and administrative
    expenses .............................           7,174                4,176
                                                  --------            ---------
   Operating income (a) ..................           2,517               (2,593)
   Interest expense ......................             238                  636
   Amortization of intangible assets .....          10,500               10,653
   Restructuring charges (income)  .......              --                6,500
   (Gain) Loss on sale of operations .....          (6,808)                 443
   Other (income) expense, net ...........             148                  415
                                                  --------            ---------
   (Loss) before income taxes ............          (1,561)             (21,240)
   Provision for income taxes ............             385                  238
                                                  --------            ---------
   Net (loss) ............................        $ (1,946)           $(21,478)
                                                  ========            =========

---------------
    (a) Includes depreciation expense of $2,059 and $2,305 for the periods ended December 31, 1999 and 2000 respectively.

   Sales. Consolidated sales decreased $21,338 from $83,624 to $62,286 or 25.5%. The sales decrease is due to the overall slowdown in North American car and light truck demand.

   Gross Profit. The consolidated gross margin, expressed as a percentage of sales, decreased from 11.6% to 2.5%. The gross profit decrease of $8,108 was due to significantly lower car and light truck volume and the resulting additional operational inefficiencies due to reduced capacity utilization.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $7,174 to $4,176 primarily due to staff reduction and cost containment measures as a result of lower than anticipated business volume.

   Interest Expense. Interest expense increased from $238 to $636 due to increased borrowing resulting from the overall slowdown in car and light truck demand.

   Restructuring Charges. During the period ended December 31, 2000 the Company recorded a restructuring charge of $4,500 for the shut-down of its Pottstown, Pennsylvania facility and $2,000 for severance and related costs for a reduction in force in salaried support staff.

   (Gain) Loss on Sale of Operations. During the period ended December 31, 1999 the Company recorded a gain on the sale of the Ripley, Tennessee land and building of $1,109, a gain on the sale leaseback of the Farmington Hills, Michigan facility of $1,149 and a gain of $4,550 for post-closing adjustments relating to the sale of the Kingston-Warren subsidiary on September 30, 1999. During the period ended December 31, 2000 the Company recorded a loss on the sale of the plastic fan product line of $443.

   Net loss. Net (loss) increased from $(1,946) to $(21,478) for the reasons described above.

Liquidity and Capital Resources

   For the three months ended December 31, 2000, the Company had cash (used by) operations of $(13,791) compared to cash (used by) operations of $(10,876) for the three months ended December 31, 1999. The decrease was primarily due to reduced earnings due to lower volume and inventory build to meet customer requirements.

   The Company had $17,815 outstanding under its GECC facility in addition to $6,314 of letters of credit and had borrowing availability of approximately $25,800 as of December 31, 2000. In addition, the Company, through its wholly-owned Canadian subsidiary, had $645 U.S. dollar equivalent outstanding on a $3,000 Canadian dollar overdraft facility with Canadian Imperial Bank of Commerce ("CIBC"). The Company failed to meet certain financial covenants at September 30, 2000 and, as a result, on January 1, 2001 the revolving credit faciltiy was converted to an asset-based loan by GECC, effectively reducing borrowing availability by approximately $15,000. The credit agreement with GECC was amended on May 10, 2001, which, among other things, increased the borrowing capacity to a maximum of $45,000.

   Effective May 31, 2001, the Company entered into two new credit facilities. These include a loan and letter of credit facility with CIT/Citicorp that provides for a Senior Secured asset-based revolving credit facility for up to $45,000 and Senior Secured Term Loan borrowings of $20,000 and a Junior Secured Term Loan of $10,000 with Hilco (see Note 4). The proceeds from these facilities were used to pay off the GECC facility in its entirety. Management believes, based upon the results to date and the projected results for the remainder of 2001, that funds available under the new credit facilities and other available sources will be sufficient to meet its cash requirements in the next twelve months.

   Capital Expenditures. Capital expenditures for property, plant and equipment for the three month period ended December 31, 2000 were $1,603, principally for machinery and equipment required in the ordinary course of business. The Company is currently projecting to spend approximately $6,500 for machinery and equipment in 2001. The projected capital expenditures are required for new business and on-going cost savings programs necessary to maintain the Company's competitive position, and the balance is for normal replacement. The actual timing of capital expenditures for new business may be impacted by customer delays and acceleration of program launches and the Company's continual review of the priority of the timing of capital expenditures.

Quantitative and Qualitative Disclosure about Market Risk

   Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that are required to be disclosed.

                                    PART II
                               OTHER INFORMATION


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

Item 2. Changes in Securities
   None

Item 3. Defaults Upon Senior Securities
   None

Item 4. Submission of Matters to a Vote of Security Holders
   None

Item 5. Other Information

   On May 1, 2001, the Company announced its intention to close the Jackson, Michigan facility and move substantially all the production to its Bryan, Ohio facility. The shutdown plan will affect approximately 69 hourly and 16 salaried employees.

   The Company failed to meet certain financial covenants at September 30, 2000 and, as a result, on January 1, 2001, the revolving credit facility was converted to an asset-based loan by GECC, effectively reducing borrowing availability by approximately $15,000. The credit agreement with GECC was amended on May 10, 2001, which, among other things, increased the borrowing capacity to a maximum of $45,000.

   Effective May 31, 2001, the Company entered into two new credit facilities. These include a loan and letter of credit facility with CIT/Citicorp that provides for a Senior Secured asset-based revolving credit facilitiy of up to $45,000 and Senior Secured Term Loans aggregating to $20,000 and a Junior Secured Term Loan of $10,000 with Hilco (see Note 4). The proceeds from these facilities were used to pay off the GECC facility in its entirety.

   (a) Exhibits

   None

   (b) Reports on Form 8-K:

   None

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 20, 2001                      HARVARD INDUSTRIES, INC.


                                         By:
                                            ------------------------------------
                                         Roger G. Pollazzi
                                         Chairman of the Board
                                         Chief Executive Officer and Director

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature                                               Title
                ---------                                               -----
                                             Executive Vice President and Chief
 -----------------------------------------   Financial Officer (Principal Financial Officer)
           Theodore W. Vogtman


                                             Vice President, Controller and Treasurer
 -----------------------------------------   (Principal Accounting Officer)
            Kevin L. B. Price
