Form 10-Q
period 2001-03-31
HARVARD INDUSTRIES INC
filed 2001-06-21
CIK 46012

         As filed with the Securities and Exchange Commission on June    , 2001
===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-Q

                                ----------------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                   For the quarterly period ended March 31, 2001

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

                            HARVARD INDUSTRIES, INC.
                                     INDEX


                                                                                                   Page
                                                                                                   ----
PART I. Financial Information:
   Item 1. Financial Statements:
       Consolidated Balance Sheets ............................................................      3
       September 30, 2000 (Audited) and March 31, 2001 (Unaudited) ............................      3
       Consolidated Statements of Operations (Unaudited) ......................................      4
       Three Months Ended March 31, 2001 ......................................................      5
       Six Months Ended March 31, 2001 ........................................................      4
       Three Months Ended March 31, 2000 ......................................................      5
       Six Months Ended March 31, 2000 ........................................................      4
       Consolidated Statements of Cash Flows (Unaudited) ......................................      6
       Six Months Ended March 31, 2001 ........................................................      6
       Six Months Ended March 31, 2000 ........................................................      6
   Notes to Consolidated Financial Statements-(Unaudited)......................................      7
   Item 2. Management's Discussion and Analysis of Financial Condition and Results
   of Operations...............................................................................     12
PART II. Other Information: ...................................................................     16
   Item 1. Legal Proceedings...................................................................     16
   Item 2. Changes in Securities...............................................................     16
   Item 3. Defaults Upon Senior Securities.....................................................     16
   Item 4. Submission of Matters to a Vote of Securities Holders...............................     16
   Item 5. Other Information...................................................................     16
   Item 6. Exhibits and Reports on Form 8-K....................................................
   Signatures..................................................................................     17

                            HARVARD INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                     SEPTEMBER 30, 2000 AND MARCH 31, 2001

                           (in thousands of dollars)



                                                     September 30,    March 31,
                                                         2000            2001
                                                     -------------   -----------
                                                                     (Unaudited)
                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents......................      $   2,705      $   3,671
  Accounts receivable, net.......................         32,742         34,030
  Inventories....................................         20,494         20,436
  Prepaid expenses and other current assets......          4,760          4,766
                                                       ---------      ---------
    Total current assets ........................         60,701         62,903
  Property, plant and equipment, net.............         75,477         74,161
  Intangible assets, net ........................        134,965        113,659
  Other assets, net..............................          6,280          6,042
                                                       ---------      ---------
    Total assets ................................      $ 277,423      $ 256,765
                                                       =========      =========
       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings..........................          4,599         27,728
  Accounts payable...............................         32,738         23,026
  Accrued expenses...............................         35,147         34,491
  Income taxes payable...........................            975            500
                                                       ---------      ---------
    Total current liabilities ...................         73,459         85,745
  Postretirement benefits other than pensions....        100,966        100,114
  Other..........................................         60,930         60,032
                                                       ---------      ---------
    Total liabilities ...........................        235,355        245,891
COMMITMENTS AND CONTINGENCIES ...................             --             --
SHAREHOLDERS' EQUITY:
  Common stock $.01 par value; 50,000,000 shares
   authorized; 10,942,927 shares issued at
   September 30, 2000 and 10,591,872 shares
   issued at March 31, 2001......................            109            106
  Additional paid-in capital.....................        174,891        174,894
  Accumulated deficit............................       (127,770)      (158,379)
  Cost of shares of common stock in treasury
   (813,006 shares at September 30, 2000 and
   1,072,955 shares at March 31, 2001)...........         (5,315)        (5,315)
Accumulated other comprehensive income ..........            153           (432)
                                                       ---------      ---------
    Total shareholders' equity ..................         42,068         10,874
                                                       ---------      ---------
    Total liabilities and shareholders' equity ..      $ 277,423      $ 256,765
                                                       =========      =========


          See accompanying notes to consolidated financial statements.

                            HARVARD INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                        SIX MONTHS ENDED MARCH 31, 2000
                      AND SIX MONTHS ENDED MARCH 31, 2001
                                  (UNAUDITED)

           (in thousands of dollars, except share and per share data)



                                                   Six Months       Six Months
                                                     Ended             Ended
                                                 March 31, 2000   March 31, 2001
                                                 --------------   --------------
Sales .......................................      $  173,677       $  124,223
Cost of sales ...............................         153,448          120,651
                                                   ----------       ----------
    Gross profit ............................          20,229            3,572
Selling, general and administrative expense .          13,333            9,629
Amortization of intangible assets ...........          21,310           21,306
Interest expense ............................             432            1,465
(Gain) on sale of operations ................          (7,170)              --
Other (income) expense, net .................             713            1,253
                                                   ----------       ----------
Loss before income taxes ....................          (8,389)         (30,081)
Provision for income taxes ..................             823              528
                                                   ----------       ----------
    Net loss ................................      $   (9,212)      $  (30,609)
                                                   ==========       ==========
Basic and diluted earnings per share
    Net loss per share ......................      $    (0.94)      $    (3.15)
                                                   ==========       ==========
Weighted average number of common shares
  outstanding................................       9,770,783        9,711,070
                                                   ==========       ==========


          See accompanying notes to consolidated financial statements.

                            HARVARD INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       THREE MONTHS ENDED MARCH 31, 2000
                     AND THREE MONTHS ENDED MARCH 31, 2001
                                  (UNAUDITED)

           (in thousands of dollars, except share and per share data)



                                                  Three Months     Three Months
                                                     Ended             Ended
                                                 March 31, 2000   March 31, 2001
                                                 --------------   --------------
Sales .......................................      $   90,053       $   61,937
Cost of sales ...............................          78,609           55,448
                                                   ----------       ----------
    Gross profit ............................          11,444            6,489
Selling, general and administrative expense .           7,065            3,453
Amortization of intangible assets ...........          10,810           10,653
Interest expense ............................             194              829
Other (income) expense, net .................             203              395
                                                   ----------       ----------
Loss before income taxes ....................          (6,828)          (8,841)
Provision for income taxes ..................             438              290
                                                   ----------       ----------
    Net loss ................................      $   (7,266)      $   (9,131)
                                                   ==========       ==========
Basic and diluted earnings per share
    Net loss per share ......................      $    (0.73)      $    (0.96)
                                                   ==========       ==========
Weighted average number of common shares
  outstanding................................       9,891,758        9,487,951
                                                   ==========       ==========


          See accompanying notes to consolidated financial statements.

                            HARVARD INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      SIX MONTHS ENDED MARCH 31, 2000 AND
                        SIX MONTHS ENDED MARCH 31, 2001
                                  (UNAUDITED)

                           (in thousands of dollars)



                                                         Six Months   Six Months
                                                           Ended         Ended
                                                         March 31,     March 31,
                                                            2000         2001
                                                         ----------   ----------
CASH FLOWS RELATED TO OPERATING ACTIVITIES:
  Net loss...........................................     $ (9,212)    $(30,609)
  Add back (deduct) items not affecting cash and cash
   equivalents
    Depreciation ....................................        4,231        4,533
    Amortization ....................................       21,430       21,426
    (Gain) on sale of operations ....................       (7,170)          --
    (Gain) loss on disposition of property, plant
      and equipment..................................          (11)         452
  Changes in operating assets and liabilities
    Accounts receivable .............................       (4,986)      (1,259)
    Inventories .....................................         (422)        (470)
    Other current assets ............................         (179)          (6)
    Accounts payable ................................        5,601       (9,712)
    Accrued expenses and income taxes payable .......      (14,904)      (1,785)
    Other noncurrent ................................       (1,727)      (1,279)
                                                          --------     --------
      Net cash used in operations....................     $ (7,349)    $(18,709)
                                                          --------     --------
CASH FLOWS RELATED TO INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment.......       (8,681)      (3,579)
  Net proceeds from sale of operations...............        9,825          125
                                                          --------     --------
      Net cash provided by (used in) investing
   activities........................................        1,144      (3,454)
                                                          --------     --------
CASH FLOWS RELATED TO FINANCING ACTIVITIES:
  Net borrowings (repayments) under financing/credit
   agreements........................................           --       23,129
  Purchase of treasury stock.........................       (5,245)          --
                                                          --------     --------
      Net cash (used in) provided by financing
   activities........................................       (5,245)      23,129
                                                          --------     --------
      Net increase (decrease) in cash and cash
   equivalents.......................................      (11,450)         966
CASH AND CASH EQUIVALENTS, beginning of period ......       21,840        2,705
                                                          --------     --------
CASH AND CASH EQUIVALENTS, end of period ............     $ 10,390     $  3,671
                                                          ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid......................................     $      5     $    938
  Income taxes paid..................................     $  1,500     $  1,115
                                                          ========     ========


          See accompanying notes to consolidated financial statements.

                            HARVARD INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (in thousands of dollars, except share and per share data)

(1) Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. The balance sheet at September 30, 2000 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2000.

   The consolidated financial statements included herein have been prepared assuming that the Company will continue as a going concern. The Company suffered a loss from operations for the six months ended March 31, 2001 and subsequent to that date such losses have continued. In addition, at March 31, 2001, the Company has a working capital deficit of $(22,842) and an accumulated deficit of $(158,379) and was in violation of certain loan covenants that gave the Company's lender the potential right to accelerate the due date of their loans, which are scheduled to expire September 30, 2001. As discussed more fully in Note 4, the lender and the Company have amended such agreements with respect to such defaults, which resulted in, among other revisions, a $5,000 decrease in the Company's available credit facility but did not accelerate the due date. In addition, effective May 31, 2001, the Company refinanced its outstanding revolving credit facility with a $75,000 credit facility including a revolving credit facility and senior secured and junior secured term loans. Management believes, based upon the results to date and the projected results for the remainder of fiscal 2001, that funds available under the new credit facilities and other available sources will be sufficient to meet its cash requirements in the next twelve months.

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

(2) Disposition of Businesses
   Condensed operating data of operations disposed or being disposed of are as follows--

                                                                   Six Months   Six Months
                                                                     Ended         Ended
                                                                   March 31,     March 31,
                                                                      2000         2001
                                                                   ----------   ----------
          Sales ...............................................     $34,280      $ 23,909
          Gross profit ........................................       1,828       (2,902)


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

   On October 30, 2000, the Company announced its intention to close its Pottstown Precision Castings, Inc. plant operating in Pottstown, Pennsylvania during 2001. Despite the cooperation of its union, the United Auto Workers, and substantial investments in management and the physical plant, severe price competition in the aluminum die casting industry prevented the operation from establishing a profitable business. Severance and related costs for 64 salaried and 327 hourly employees of approximately $3,500 and facility related costs of approximately $1,000 were recognized as a component of cost of sales during the period ended December 31, 2000. As of March 31, 2001, severance and related payments of approximately $203 have been made. Cash payments relating to the shutdown are anticipated to be completed by March 2002. A closure supply agreement has been signed with the plant's major customer and the facility should cease operations by September 2001.

   On November 8, 2000, the Company sold the plastic fan product line of its Hayes-Albion Jackson, Michigan facility for gross proceeds of $175 in cash and a future earnout of a maximum of $900 based on future revenues of the product line. The Company recorded a loss of $443 on this transaction based on cash proceeds received and will record gains on the future earnout, if any, as realized.

(3) Inventories
   Inventories consist of the following:

                                                               September 30,    March 31,
                                                                   2000            2001
                                                               -------------   -----------
                                                                               (Unaudited)
          Finished goods ..................................       $ 7,748        $10,072
          Work-in-process .................................         3,029          1,761
          Tooling .........................................         1,447          1,076
          Raw materials ...................................         8,270          7,527
                                                                  -------        -------
          Total inventories ...............................       $20,494        $20,436
                                                                  =======        =======

                            HARVARD INDUSTRIES, INC.

           (in thousands of dollars, except share and per share data)

(4) Long-Term Debt and Credit Agreements

   On September 30, 1999, the Company put in place a new $50,000 revolving credit facility with General Electric Capital Corporation ("GECC"). The Facility is secured by substantially all of the assets of the Company. The interest rate is base rate (prime rate) plus 1.25% or LIBOR plus 2.50% (interest rate at June 30, 2000 was 10.75%). Effective March 31, 2000, and at the end of each ensuing quarter the interest rate may be adjusted (up or down) prospectively based upon the Company's achievement of consolidated financial performance targets. The facility commitment terminates on September 30, 2001. The Company had $26,003 and $4,599 outstanding under the facility, in addition to $6,314 and $7,114 of letters of credit outstanding as of March 31, 2001 and September 30, 2000 respectively. In addition, the Company, through its wholly-owned Canadian subsidiary, has a $3,000 Canadian dollar overdraft facility that has $1,725 U.S. Dollar equivalent outstanding on March 31, 2001.

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

   Effective May 31, 2001, the Company entered into two new credit facilities. One facility, with the CIT Group/Business Credit Inc., Citicorp USA Inc. ("CIT/Citicorp"), provides for a Senior Secured asset-based borrowings of up to $45,000 under a revolving credit facility and $20,000 of Senior Secured Term Loans. The other facility, with Hilco Capital LP ("Hilco"), provides for a Junior Secured Term Loan of $10,000. The revolving credit facility has a term of three (3) years and has an interest rate equal to the base rate (prime rate) plus 1.75%. The $10,000 Senior Secured Term Loan A has a term of two (2) years and an interest rate equal to the base rate plus 1.75%. Monthly installment payments of principal of approximately $208 are to be made in the fourth through sixth months following the closing date and monthly principal payments of approximately $521 are to be made in the seventh through the twenty-third months following the closing date with the balance of the loan due on the twenty-fourth month following the closing date. The $10,000 Senior Secured Term Loan B has a term of three (3) years and has an interest rate equal to the base rate plus 2.50%. Monthly installment payments of principal of approximately $417 are to be made in the twenty-fifth through the thirty-fifth months following the closing date with the balance of the loan due on the thirty-sixth month following the closing date. The $10,000 Junior Secured Term Loan has a term of three (3) years and has an interest rate equal to the base rate plus 7.00% but not less than 15.00% and PIK interest equal to 4% of the outstanding loan balance per annum. The loan is payable in full on the third (3) anniversary of the closing date. The proceeds of these facilities were used to repay the GECC credit facility in its entirety.

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

(5) Restructuring Charges
   On November 30, 2000, the Company implemented a reduction in force of 31 salaried employees to adjust operations staffing levels to the current business volume. A restructuring charge relating to severance and related costs of $2,000 was recorded as a component of selling, general and administrative expense during the period ended December 31, 2000. As of March 31, 2001, related payments of approximately $553 have been made and the program should be completed by December 2001.

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

   An incentive plan has been authorized by the Board of Directors providing for a grant of options to certain members of senior management. As of March 31, 2001, 1,845,000 shares have been awarded under this plan.

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

   The Company's Chapter 11 Plan of Reorganization ("Plan") incorporated an agreement with the Pension Benefit Guarantee Corporation ("PBGC"), requiring the Company to issue New Shares to the PBGC as security for Harvard's obligation to make required payments to its qualified defined benefit retirement plans. No monetary consideration was received by the Company in exchange for the issuance of the shares. The agreement provided that the PBGC would surrender all or part of the shares if Harvard paid the required amounts in a timely fashion for a period specified in the agreement. In May of 2000, the PBGC agreed, by amendment to the agreement, to surrender approximately 660,000 shares to the Company. Of the surrendered shares, 399,106 were cancelled and 259,949 were retained by the Company as treasury shares.

                            HARVARD INDUSTRIES, INC.

           (in thousands of dollars, except share and per share data)

(7) Comprehensive Income


                                                                   Six Months   Six Months
                                                                     Ended         Ended
                                                                   March 31,     March 31,
                                                                      2000         2001
                                                                   ----------   ----------
          Net loss ............................................     $(9,212)     $ (30,609)
          Other comprehensive income:
          Foreign currency translation adjustment .............         150           (585)
                                                                    -------      ---------
          Comprehensive income (loss) .........................     $(9,062)     $(31,194)
                                                                    =======      =========


(8) Subsequent Events

   On May 1, 2001, the Company announced its intention to close the Jackson, Michigan facility and move substantially all the production to its Bryan, Ohio facility. The shutdown plan will affect approximately 69 hourly and 16 salaried employees.

   The Company failed to meet certain financial covenants at September 30, 2000 and, as a result, on January 1, 2001 the revolving credit facility was converted to an asset-based loan by GECC, effectively reducing borrowing availability by approximately $15,000. The credit agreement with GECC was amended on May 10, 2001 which, among other things, increased borrowing capacity to a maximum of $45,000.

   Effective May 31, 2001, the Company entered into two new credit facilities. These include a loan and letter of credit facility with CIT/Citicorp that provides for a Senior Secured asset-based revolving credit facility of up to $45,000 and Senior Secured Term Loans aggregating to $20,000 and a Junior Secured Term Loan of $10,000 with Hilco (see Note 4). The proceeds from these facilities were used to pay off the GECC facility in its entirety.

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

Results of Operations

   In the fourth (4th) quarter of calendar 2000, the North American automotive industry experienced a significant decline in sales and as a result the OEMs have significantly reduced production schedules during the fourth (4th) quarter of calendar 2000 and the first (1st) and second (2nd) quarters of calendar 2001 to reduce their inventory levels. The current industry forecast, per JD Power and Associates, of North American production for cars and light trucks in calendar 2001 is approximately 16 million units, down from approximately 17.3 million units in calendar 2000, and the industry expects to recover from this inventory correction in the second half of calendar 2001.

 Six months ended March 31, 2000 compared to the six months ended March 31,
2001

   The following table is included solely for use in comparative analysis of results of operations, and to complement management's discussion and analysis. Certain reclasses have been made to present the results on a comparable basis.

                                                                Six Months    Six Months
                                                                   Ended        Ended
                                                                 March 31,    March 31,
                                                                   2000          2001
                                                                ----------    ----------
        Sales ...............................................    $173,677      $124,223
        Cost of sales .......................................     153,448       116,151
                                                                 --------      --------
            Gross profit ....................................      20,229         8,072
        Selling, general and administrative expenses ........      13,333         7,629
                                                                 --------      --------
        Operating income (a) ................................       6,896           443
        Interest expense ....................................         432         1,465
        Amortization of intangible assets ...................      21,310        21,306
        Restructuring charges ...............................          --         6,500
        (Gain) Loss on sale of operations ...................      (7,170)          443
        Other (income) expense, net .........................         713           810
                                                                 --------      --------
        (Loss) before income taxes ..........................      (8,389)      (30,081)
        Provision for income taxes ..........................         823           528
                                                                 --------      --------
        Net (loss) ..........................................    $ (9,212)     $(30,609)
                                                                 ========      ========

---------------
(a) Includes depreciation expense of $4,231 and $4,533 for the periods ended March 31, 2000 and 2001 respectively.

   Sales. Consolidated sales decreased $49,454 from $173,677 to $124,223 or 28.5%. The sales decrease is due primarily to the overall slowdown in car and light truck demand in North America.

   Gross Profit. The consolidated gross margin, expressed as a percentage of sales, decreased from 11.6% to 6.5%. The gross profit decreased by $12,157 primarily due to significantly reduced car and light truck volume and the resulting additional operational inefficiencies due to reduced capacity utilization.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $13,333 to $7,629 primarily due to reductions in staffing and spending as a result of lower than anticipated business volume for the period ended March 31, 2001 and non-recurring charges of $1,200 relating to a failed acquisition for the period ended March 31, 2000.

   Interest Expense. Interest expense increased from $432 to $1,465 as a result of higher borrowing levels resulting from the significant slowdown in the North American car and light truck demand.

   Restructuring Charges. During the period ended March 31, 2001 the Company recorded a restructuring charge of $4,500 for the shut-down of its Pottstown, Pennsylvania facility and $2,000 for severance and related costs for a reduction in force in salaried support staff.

   (Gain) Loss on Sale of Operations. During the period ended March 31, 2000 the Company recorded a gain on the sale of the Ripley, Tennessee land and building of $1,109, a gain on the sale leaseback of the Farmington Hills, Michigan facility of $1,149, a gain of $362 on the sale of the Bolivar, Tennessee land and building and a $4,550 reduction to the loss on the sale of Kingston-Warren, recorded in September 1999, which represents a post-closing adjustment. During the period ended March 31, 2001 the Company recorded a loss on the sale of the plastic fan product line of $443.

   Net loss. Net (loss) increased from $(9,212) to $(30,609) for the reasons described above.

 Three months ended March 31, 2001 compared to the three months ended March 31, 2000

   The following table is included solely for use in comparative analysis of results of operations, and to complement management's discussion and analysis. Certain reclasses have been made to present the results on a comparable basis.

                                                            Three Months    Three Months
                                                                Ended          Ended
                                                              March 31,      March 31,
                                                                2000            2001
                                                            ------------    ------------
        Sales ...........................................      $90,053        $ 61,937
        Cost of sales ...................................       78,609          55,448
                                                               -------        --------
            Gross profit ................................       11,444           6,489
        Selling, general and administrative expenses ....        7,065           3,453
                                                               -------        --------
        Operating income (a) ............................        4,379           3,036
        Interest expense ................................          194             829
        Amortization of intangible assets ...............       10,810          10,653
        Other (income) expense, net .....................          203             395
                                                               -------        --------
        (Loss) before income taxes ......................       (6,828)         (8,841)
        Provision for income taxes ......................          438             290
                                                               -------        --------
        Net (loss) ......................................      $(7,266)       $(9,131)
                                                               =======        ========

---------------
(a) Includes depreciation expense of $2,172 and $2,228 for the periods ended March 31, 2000 and 2001 respectively.

   Sales. Consolidated sales decreased $28,116 from $90,053 to $61,937or 31.2%. The sales decrease is due primarily to the overall slowdown in North American car and light truck demand.

   Gross Profit. The consolidated gross margin, expressed as a percentage of sales, decreased from 12.7% to 10.5%. The gross profit decrease of $4,955 was due to reduced car and light truck volume partially offset by aggressive cost containment measures.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $7,065 to $3,453 primarily due to staff reduction and cost containment measures as a result of lower than anticipated business volume in the period ended March 31, 2001 and a non-recurring charge of $1,200 for a failed acquisition in the period ended March 31, 2000.

   Interest Expense. Interest expense increased from $194 to $829 due to higher borrowing levels resulting from lower business volume.

   Net loss. Net (loss) increased from $(7,266) to $(9,131) for the reasons described above.

Liquidity and Capital Resources

   For the six months ended March 31, 2001, the Company had cash (used by) operations of $(18,709) compared to cash (used by) operations of $(7,349) for the six months ended March 31, 2000. The decrease was primarily due to reduced earnings due to lower volume and a non-recurring increase in accounts payable in the prior year.

   The Company had $26,003 outstanding under its GECC facility in addition to $6,314 of letters of credit and had borrowing availability of approximately $7,687 as of March 31, 2001. In addition, the Company, through its wholly-owned Canadian subsidiary, had $1,725 U.S. dollar equivalent outstanding on a $3,000 Canadian dollar overdraft facility with Canadian Imperial Bank of Commerce ("CIBC"). The Company failed to meet certain financial covenants at September 30, 2000 and, as a result, on January 1, 2001 the revolving credit facility was converted to an asset-based loan by GECC, effectively reducing borrowing availability by approximately $15,000. The credit agreement with GECC was amended on May 10, 2001, which, among other things, increased the borrowing capacity to a maximum of $45,000.

   Effective May 31, 2001, the Company entered into two new credit facilities. These include a loan and letter of credit facility with CIT/Citicorp that provides for a Senior Secured asset-based revolving credit facility for up to $45,000 and Senior Secured Term Loan borrowings of $20,000 and a Junior Secured Term Loan of $10,000 with Hilco (see Note 11). The proceeds from these facilities were used to pay off the GECC facility in its entirety. Management believes, based upon the results to date and the projected results for the remainder of fiscal 2001, that funds available under the new credit facilities and other available sources will be sufficient to meet its cash requirements in the next twelve months.

   Capital Expenditures. Capital expenditures for property, plant and equipment for the six month period ended March 31, 2001 were $3,579, principally for machinery and equipment required in the ordinary course of business. The Company is currently projecting to spend approximately $6,500 for machinery and equipment in 2001. The projected capital expenditures are required for new business and on-going cost savings programs necessary to maintain the Company's competitive position, and the balance is for normal replacement. The actual timing of capital expenditures for new business may be impacted by customer delays and acceleration of program launches and the Company's continual review of the priority of the timing of capital expenditures.

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

   The Company failed to meet certain financial covenants at September 30, 2000 and, as a result, on January 1, 2001 the revolving credit facility was converted to an asset-based loan by GECC, effectively reducing borrowing availability by approximately $15,000. The credit agreement with GECC was amended on May 10, 2001 which, among other things, increased borrowing capacity to a maximum of $45,000.

   Effective May 31, 2001, the Company entered into two new credit facilities. These include a loan and letter of credit facility with CIT/Citicorp that provides for a Senior Secured asset-based revolving credit facility of up to $45,000 and Senior Secured Term Loans aggregating to $20,000 and a Junior Secured Term Loan of $10,000 with Hilco (see Note 4). The proceeds from these facilities were used to pay off the GECC facility in its entirety.

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

                Signature                                              Title
                ---------                                              -----
                                            Executive Vice President and Chief Financial Officer
----------------------------------------    (Principal Financial Officer)
           Theodore W. Vogtman


                                            Vice President, Controller and Treasurer (Principal
----------------------------------------    Accounting Officer)
            Kevin L. B. Price
