Form 10-Q
period 2001-06-30
HARVARD INDUSTRIES INC
filed 2001-08-14
CIK 46012

     As filed with the Securities and Exchange Commission on August 14, 2001

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


              /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001
                                       OR
              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of Registrant's Common Stock, as of August 4, 2001, was 9,978,094.

                            HARVARD INDUSTRIES, INC.
                                      INDEX


                                                                          Page
                                                                          ----

PART I. Financial Information:

Item 1. Financial Statements:

Consolidated Balance Sheets

September 30, 2000 (Audited) and June 30, 2001 (Unaudited)

Consolidated Statements of Operations (Unaudited)
  Three Months Ended June 30, 2001
  Nine Months Ended June 30, 2001
  Three Months Ended June 30, 2000
  Nine Months Ended June 30, 2000

Consolidated Statements of Cash Flows (Unaudited)
  Nine Months Ended June 30, 2001
  Nine Months Ended June 30, 2000

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

                            HARVARD INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                      September 30, 2000 and JUNE 30, 2001

                            (in thousands of dollars)


                              ASSETS                  September 30, 2000      June 30, 2001
                              ------                -----------------------  ----------------
                                                                              (Unaudited)
CURRENT ASSETS:
  Cash and Cash equivalents                                       $  2,705         $   2,471
  Accounts receivable, net                                          32,742            28,661
  Inventories                                                       20,494            18,140
  Prepaid expenses and other current assets                          4,760             4,526
                                                    -----------------------  ----------------

             Total current assets                                $  60,701         $  53,798

  Property, plant and equipment, net                                75,477            67,178
  Intangible assets, net                                           134,965           103,006
  Other assets, net                                                  6,280            12,609
                                                    -----------------------  ----------------

             Total assets                                        $ 277,423         $ 236,591
                                                    =======================  ================

        See accompanying notes to the consolidated financial statements.

                            HARVARD INDUSTRIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                SEPTEMBER 30, 2000 AND June 30, 2001 (Unaudited)

                            (in thousands of dollars)


                                                                         September 30,        June 30,
                 LIABILITIES AND SHAREHOLDERS' EQUITY                         2000              2001
                 ------------------------------------                 ------------------  ---------------
                                                                                           (Unaudited)
CURRENT LIABILITIES:
  Short-term borrowings and current portion of long-term debt                 $   4,599        $   5,318
  Accounts payable                                                               32,738           20,925
  Accrued expenses                                                               35,147           27,036
  Income taxes payable                                                              975            1,896
                                                                      ------------------  ---------------

             Total current liabilities                                        $  73,459        $  55,175

  Long Term Debt                                                                     --           26,250
  Post-retirement benefits other than pensions                                  100,966           97,368
  Other                                                                          60,930           55,551
                                                                      ------------------  ---------------
             Total liabilities                                                $ 235,355        $ 234,344

COMMITMENTS AND CONTINGENCIES                                                        --               --

SHAREHOLDERS' EQUITY
  Common stock $.01 par value; 50,000,000 shares authorized;
    10,942,927 shares issued at September 30, 2000 and
    10,550,083 shares issued at June 30, 2001                                       109              109
  Additional paid-in capital                                                    174,891          174,891
  Accumulated deficit                                                          (127,770)        (170,595)
  Cost of shares of common stock in treasury (813,006) shares
    at September 30, 2000 and 571,989 shares at June 30, 2001)                   (5,315)          (2,039)
  Accumulated other comprehensive income                                            153             (119)
                                                                      ------------------  ---------------
             Total shareholders' equity                                          42,068            2,247
                                                                      ------------------  ---------------
             Total liabilities and shareholders' equity                       $ 277,423        $ 236,591
                                                                      ==================  ===============

          See accompanying notes to consolidated financial statements.

                            HARVARD INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                         NINE MONTHS ENDED JUNE 30, 2000
                       AND NINE MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)

           (in thousands of dollars, except share and per share data)


                                                                 Nine           Nine
                                                                Months         Months
                                                                 Ended          Ended
                                                                June 30,       June 30,
                                                                 2000           2001
                                                             ------------    -----------
Sales                                                        $   260,032     $  178,796
Cost of sales                                                    232,048        176,099
                                                             ------------    -----------
           Gross profit                                           27,984          2,697

Selling, general and administrative expense                       20,019         12,719
Amortization of intangible assets                                 31,963         31,959
Curtailment (Gain)                                                    --         (7,718)
(Gain) on sale of operations                                      (7,170)            --
Interest expense                                                     697          2,889
Other (income) expense, net                                          467          1,845
                                                             ------------    -----------
Loss before income taxes                                         (17,992)       (38,997)
Provision for income taxes                                         1,250            979
                                                             ------------    -----------

           Net loss                                          $   (19,242)    $  (39,976)
                                                             ============    ===========

Basic and diluted earnings per share
           Net loss per share                                $     (1.95)    $    (4.13)
                                                             ============    ===========

Weighted average number of common shares outstanding           9,849,942      9,685,230
                                                             ============    ===========


          See accompanying notes to consolidated financial statements.

                            HARVARD INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        THREE MONTHS ENDED JUNE 30, 2000
                      AND THREE MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)

           (in thousands of dollars, except share and per share data)


                                                               Three           Three
                                                               Months          Months
                                                                Ended           Ended
                                                               June 30,        June 30,
                                                                2000            2001
                                                             -----------     -----------
Sales                                                        $   86,355      $   54,573
Cost of sales                                                    78,600          55,448
                                                             -----------     -----------
           Gross profit (loss)                                    7,755            (875)

Selling, general and administrative expense                       6,686           3,090
Amortization of intangible assets                                10,653          10,653
Curtailment (Gain)                                                    -          (7,718)
Interest expense                                                    265           1,424
Other (income) expense, net                                        (246)            592
                                                             -----------     -----------
Loss before income taxes                                         (9,603)         (8,916)
Provision for income taxes                                          427             451
                                                             -----------     -----------

           Net loss                                          $  (10,030)     $   (9,367)
                                                             ===========     ===========

Basic and diluted earnings per share
           Net loss per share                                $    (1.01)     $    (0.97)
                                                             ===========     ===========

Weighted average number of common shares outstanding          9,900,334       9,647,787
                                                             ===========     ===========

          See accompanying notes to consolidated financial statements.

                            HARVARD INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       NINE MONTHS ENDED JUNE 30, 2000 AND
                         NINE MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)

                            (in thousands of dollars)


                                                                              Nine         Nine
                                                                             Months       Months
                                                                              Ended        Ended
                                                                             June 30,     June 30,
                                                                              2000         2001
                                                                           ----------   -----------
CASH FLOWS RELATED TO OPERATING ACTIVITIES:
  Net loss                                                                 $ (19,242)   $ (39,976)
  Add back (deduct) items not affecting cash and cash equivalents -
    Depreciation                                                               6,331       12,642
    Amortization                                                              32,143       32,411
    (Gain) loss on sale of operations                                         (7,170)         443
    (Gain) loss on dispositions of property, plant and equipment                  51           10
    Curtailment (Gain), net                                                       --       (7,718)

  Changes in operating assets and liabilities
    Accounts receivable                                                       (7,722)       4,110
    Inventories                                                                 (856)       1,826
    Other current assets                                                        (627)         234
    Accounts payable                                                           3,155      (11,813)
    Accrued expenses and income taxes payable                                (21,115)      (7,190)
    Other noncurrent                                                          (2,243)      (1,219)
                                                                         ------------   ----------
             Net cash used in operations                                     (17,295)     (16,240)
                                                                         ------------   ----------

CASH FLOWS RELATED TO INVESTING ACTIVITIES:
   Acquisition of property, plant and equipment                               (12,413)      (4,517)
   Proceeds from disposition of property, plant and equipment                      50           --
   Net proceeds from sale of operations                                         9,775          125
                                                                         -------------  -----------
             Net cash provided by (used in) investing activities               (2,588)      (4,392)
                                                                         -------------  -----------

                                                                              Nine         Nine
                                                                             Months       Months
                                                                              Ended        Ended
                                                                             June 30,     June 30,
                                                                              2000         2001
                                                                           ----------   -----------
CASH FLOWS RELATED TO FINANCING ACTIVITIES:
  Net borrowings (repayments) under GECC credit facility                        6,870         24,697
  Repayment of GECC credit facility                                                 -        (29,296)
  Net borrowings under CIT revolving credit facility                                -          1,568
  Borrowings under CIT/Hilco term loans                                             -         30,000
  Deferred financing costs                                                       (750)        (6,997)
  Sale of Treasury Stock                                                            -            426
  Purchase of Treasury Stock                                                   (5,283)             -
                                                                         -------------  -------------
           Net cash (used in) provided by financing activities                    837         20,398
                                                                         -------------  -------------
           Net increase (decrease) in cash and cash equivalents               (19,046)          (234)

CASH AND CASH EQUIVALENTS, beginning of period:                                21,840          2,705
                                                                         -------------  -------------

CASH AND CASH EQUIVALENTS, end of period                                     $  2,794       $  2,471
                                                                         =============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during period for:
     Interest                                                                $     36      $   1,646
     Income taxes                                                            $  3,087      $   1,545
  Non-cash financial activities:
     Sale of treasury stock                                                         -      $     421
     Deferred financing costs                                                       -      $   2,725
                                                                         =============  =============

          See accompanying notes to consolidated financial statements.

                            HARVARD INDUSTRIES, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

           (in thousands of dollars, except share and per share data)


(1)    BASIS OF PRESENTATION:

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and fresh start reporting adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. The balance sheet at September 30, 2000 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2000.

       The consolidated financial statements included herein have been prepared assuming that the Company will continue as a going concern. The Company suffered a net loss of $(39,976) at June 30, 2001 and has an accumulated deficit of $(170,595). As discussed more fully in Note 4, the Company refinanced its outstanding revolving credit facility with a $75,000 credit facility including a revolving credit facility and senior secured and junior secured term loans. Management believes, based upon the results to date and projected results that funds available under the new credit facilities and other available sources will be sufficient to meet its cash requirements for the next twelve months.

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

(2)    DISPOSITION OF BUSINESSES:

       Condensed operating data of operations disposed or being disposed of are as follows-

                                           Nine Months          Nine Months
                                              Ended                Ended
                                             June 30,             June 30,
                                               2000                 2001
                                         -----------------    -----------------

             Sales                             $50,156              $27,606
             Gross profit                        1,351               (2,059)

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

       On October 30, 2000, the Company announced its intention to close its Pottstown Precision Castings, Inc. plant operating in Pottstown, Pennsylvania during 2001. Despite the cooperation of its union, the United Auto Workers, and substantial investments in management and the physical plant, severe price competition in the aluminum die casting industry prevented the operation from establishing a profitable business. Severance and related costs for 64 salaried and 327 hourly employees of approximately $2,500 and facility related costs of approximately $2,000 were recognized as a component of cost of sales during the period ended December 31, 2000. As of June 30, 2001, severance and related payments of approximately $516 and approximately $342 of facility related payments have been made. Cash payments relating to the shutdown are anticipated to be completed by March 2002. Production ceased in June 2001.

       On November 8, 2000, the Company sold the plastic fan product line of its Hayes-Albion Jackson, Michigan facility for gross proceeds of $175 in cash and a future earnout of a maximum of $900 based on future revenues of the product line. The Company recorded a loss of $443 on this transaction based on cash proceeds received and will record gains on the future earnout, if any, as realized.

       On May 1, 2001, the Company announced its intention to close the Jackson, Michigan facility and move substantially all the production to its Bryan, Ohio facility. Severance and related costs for 69 hourly and 16 salaried employees of approximately $275 and facility-related costs of approximately $450 were recognized as a component of cost of sales during the period ended June 30, 2001. The relocation and closure plan is anticipated to be substantially completed by October 2001.

       As a result of the shutdown of the Pottstown, Pennsylvania facility, the Company is reassessing its continued investment in the aluminum die-casting business and is currently exploring strategic alternatives for its St. Louis, Missouri aluminum die-casting facility. Based on the expression of interest from third parties, management wrote down the carrying value of St. Louis facilities long-term assets by $3,000 to their estimated market value.

(3)    INVENTORIES:

       Inventories consist of the following-

                                                                June 30,
                                             September 30,        2001
                                                 2000          (Unaudited)
                                             ------------      -----------

             Finished goods                   $  7,748          $  8,374
             Work-in-process                     2,819             1,357
             Tooling                             1,447             1,541
             Raw materials                       8,480             6,868
                                              ---------         ---------

             Total inventories                $ 20,494          $ 18,140
                                              =========         =========

(4)    LONG-TERM DEBT AND CREDIT AGREEMENTS:

       On September 30, 1999, the Company put in place a new $50,000 revolving credit facility with General Electric Capital Corporation ("GECC"). The Facility was secured by substantially all of the assets of the Company. The interest rate was base rate (prime rate) plus 1.25% or LIBOR plus 2.50%. The facility was repaid in its entirety on June 4, 2001. The Company had $4,599 outstanding under this facility, in addition to $7,114 of letters of credit outstanding, as of September 30, 2000.

       Effective May 31, 2001, the Company entered into two new credit facilities. One facility, with the CIT Group/Business Credit Inc., Citicorp USA Inc. ("CIT/Citicorp"), provides for Senior Secured asset-based borrowings of up to $45,000 under a revolving credit facility and $20,000 of Senior Secured Term Loans. The other facility, with Hilco Capital LP ("Hilco"), provides for a Junior Secured Term Loan of $10,000. The revolving credit facility has a term of three (3) years and has an interest rate equal to the base rate (prime rate) plus 1.75%. The $10,000 Senior Secured Term Loan A has a term of two (2) years and an interest rate equal to the base rate plus 1.75%. Monthly installment payments of principal of approximately $208 are to be made in the fourth through sixth months following the closing date and monthly principal payments of approximately $521 are to be made in the seventh through the twenty-third months following the closing date with the balance of the loan due on the twenty-fourth month following the closing date. The $10,000 Senior Secured Term Loan B has a term of three (3) years and has an interest rate equal to the base rate plus 2.50%. Monthly installment payments of principal of approximately $417 are to be made in the twenty-fifth through the thirty-fifth months following the closing date with the balance of the loan due on the thirty-sixth month following the closing date. The $10,000 Junior Secured Term Loan has a term of three (3) years and has an interest rate equal to the base rate plus 7.00% but not less than 15.00% and PIK interest equal to 4% of the outstanding loan balance per annum. The loan is payable in full on the third (3) anniversary of the closing date. The proceeds from these facilities were used to repay the GECC credit facility in its entirety. The Company had $1,568 in outstanding borrowings under their revolving credit facility and $30,000 in long-term borrowings outstanding under the term loans, of which $3,750 was included in current maturities of long-term debt, in addition to $6,546 of letters of credit outstanding and approximately $22,304 of borrowing availability, as of June 30, 2001.

       In addition, Hilco and the Company entered into a security purchase agreement which gave Hilco the continuing right to acquire up to 5% of the outstanding common stock of the Company, on a fully-diluted basis, for a price of $0.01 per share and the right to purchase additional shares at the lesser of $0.85 per share or the sale price in a subsequent share issuance, if additional shares of the Company are issued, in order to maintain a 5% ownership interest in the Company. On June 4, 2001, Hilco acquired 500,996 shares of the Company's stock for par value (see
       Note 6).

(5)    RESTRUCTURING CHARGES:

       On November 30, 2000, the Company implemented a reduction in force of 31 salaried employees to adjust operations staffing levels to the current business volume. A restructuring charge relating to severance and related costs of $2,000 was recorded as a component of selling, general and administrative expense during the period ended December 31, 2000. As of June 30, 2001, related payments of approximately $434 have been made and the program should be completed by December 2001.

(6)    EARNINGS PER COMMON SHARE:

       Basic EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding plus additional common shares that could be issued in connection with potentially dilutive securities.

       Although on August 4, 2001, 9,978,094 of the Company's 50,000,000 authorized shares were outstanding, net of 571,989 shares of treasury stock, the Company's Chapter 11 Plan of Reorganization, which became effective on November 24, 1998, requires it to issue additional shares to certain claimants in the Bankruptcy case. The exact number of shares to be issued is presently unknown, as certain claims are unliquidated and others are disputed as to amount or validity. However, management estimates that approximately 500,000 additional shares will be issued in the process of resolving claims. The issuance of additional shares will not involve additional consideration, and therefore no accounting recognition other than the impact on outstanding share and per share amounts is expected.

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

       An incentive plan has been authorized by the Board of Directors providing for a grant of options to certain members of senior management. As of June 30, 2001, 1,845,000 shares have been awarded under this plan.

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

       On June 4, 2001, the Company sold 500,966 shares of stock, previously held in treasury, to Hilco for par value. As part of this transaction, a charge of approximately $2,850 was recorded to Accumulated Deficit and a Deferred Debt Discount of approximately $421 was recorded. The deferred debt discount is being amortized to interest expense over the life of the new credit facility.

(7)    COMPREHENSIVE INCOME:

                                                  Nine Months    Nine Months
                                                     Ended         Ended
                                                    June 30,      June 30,
                                                      2000          2001
                                                 -------------  ------------

       Net loss                                  $  (19,242)     $  (39,976)
       Other comprehensive income:
       Foreign currency translation adjustment          (42)           (272)
                                                 -------------  ------------

       Comprehensive income (loss)               $  (19,284)     $  (40,248)
                                                 =============  ============


(8)    CURTAILMENTS

       During the period ended June 30, 2001, the company recognized a curtailment gain of approximately $2,580 for Retiree Medical costs and a curtailment loss of approximately $280 for Pension costs relative to the shutdown of the Pottstown, Pennsylvania facility. In addition, the Company recognized a curtailment gain of approximately $5,418 for the termination of the Supplemental Executive Retirement Plan (SERP) for participating executives currently employed by the Company.

(9)    FUTURE ACCOUNTING REQUIREMENTS

       In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets". FAS 141 replaces APB16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, and early adoption is permitted in some cases. The Company is not eligible for early adoption and will adopt FAS 142 on October 1, 2001, the beginning of fiscal 2002. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact these standards will have on its results of operations and financial position.

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

As a result of the shutdown of the Pottstown, Pennsylvania facility, the Company is reassessing its continued investment in the aluminum die-casting business and is currently exploring strategic alternatives for its St. Louis, Missouri aluminum die-casting facility. Based on the expression of interest from third parties, management has decided to write-down the carrying value of St. Louis long-term assets to their estimated market value.

Nine months ended June 30, 2000 compared to the nine months ended June 30, 2001.

The following table is included solely for use in comparative analysis of results of operations, and to complement management's discussion and analysis. Certain reclasses have been made to present the results on a comparable basis.

                                                           Nine        Nine
                                                          Months      Months
                                                           Ended       Ended
                                                          June 30,    June 30,
                                                            2000        2001
                                                        -----------  -----------
        Sales                                            $260,032    $ 178,796
        Cost of sales                                     232,048      170,874
                                                         ---------   ----------
                       Gross profit                        27,984        7,922

        Selling, general and administrative expenses       20,019       10,719
                                                         ---------   ----------

        Operating income (a)                                7,965       (2,797)

        Interest expense                                      697        2,889
        Amortization of intangible assets                  31,963       31,959
        Restructuring charges                                  --        7,225
        Curtailment (gain), net                                --       (7,718)
        (Gain) Loss on sale of operations                  (7,170)         443
        Other (income) expense, net                           467        1,402
                                                         ---------   ----------

        (Loss) before income taxes                        (17,992)     (38,997)
        Provision for income taxes                          1,250          979
                                                         ---------   ----------

        Net (loss)                                       $(19,242)   $ (39,976)
                                                         =========   ==========

(a) Includes depreciation expense of $6,331 and $12,642 for the periods ended June 30, 2000 and 2001 respectively.

Sales. Consolidated sales decreased $81,236 from $260,032 to $178,796 or 31.2%. The sales decrease is due primarily to the overall slowdown in car, light truck and heavy truck demand in North America and the shutdown of the Pottstown facility.

Gross Profit. The consolidated gross margin, expressed as a percentage of sales, decreased from 10.8% to 4.4%. The gross profit decreased by $20,062 primarily due to significantly reduced car, light truck and heavy truck volume and the resulting additional operational inefficiencies due to reduced capacity utilization. In addition, for the period ended June 30, 2001, the company recorded additional depreciation expense of approximately $2,900 to write down the carrying value of assets to be disposed of at the Pottstown and Jackson facilities to a lower estimated recovery value based on current market conditions for used equipment and additional depreciation expense of approximately $3,000 to write-down the carrying value of long-term assets at the St. Louis facility based on early indications of market value.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $20,019 to $10,719 primarily due to reductions in staffing and spending including compensation, travel and outside consulting for the period ended June 30, 2001 and non-recurring charges of $1,200 relating to a failed acquisition for the period ended June 30, 2000.

Interest Expense. Interest expense increased from $697 to $2,889 as a result of higher borrowing levels and the higher cost of borrowing for the new credit facilities.

Restructuring Charges. During the period ended June 30, 2001 the Company recorded, as a component of cost of sales, restructuring charges of $4,500 for the shut-down of its Pottstown, Pennsylvania facility, and $725 for the shutdown of its Jackson, Michigan facility. In addition, during the period ended June 30, 2001, the Company recorded, as a component of Selling, General and Administrative expense, a charge of $2,000 for severance and related costs for a reduction in salaried support staff.

Curtailment (Gain), net. During the period ended June 30, 2001, the Company recognized a curtailment (gain) of approximately $2,580 for Retiree Medical costs and a curtailment loss of approximately $280 for Pension costs relative to the shutdown of the Pottstown, Pennsylvania facility. In addition, the Company recognized a curtailment (gain) of approximately $5,418 for the termination of the Supplemental Executive Retirement Plan (SERP) for participating executives currently employed by the Company.

(Gain) Loss on Sale of Operations. During the period ended June 30, 2000 the Company recorded a gain on the sale of the Ripley, Tennessee land and building of $1,190, a gain on the sale leaseback of the Farmington Hills, Michigan facility of $1,149, a gain of $362 on the sale of the Bolivar, Tennessee land and building and a $4,550 reduction to the loss on the sale of Kingston-Warren, recorded in September 1999, which represented a post-closing adjustment. During the period ended June 30, 2001 the Company recorded a loss on the sale of the plastic fan product line of $443.

Net loss. Net (loss) increased from $(19,242) to $(39,976) for the reasons described above.

Three months ended June 30, 2000 compared to the three months ended June 30, 2001.

The following table is included solely for use in comparative analysis of results of operations, and to complement management's discussion and analysis. Certain reclasses have been made to present the results on a comparable basis.

                                                          Three       Three
                                                          Months      Months
                                                           Ended       Ended
                                                          June 30,    June 30,
                                                            2000        2001
                                                        -----------  -----------
     Sales                                                $ 86,355    $ 54,573
     Cost of sales                                          78,600      54,723
                                                         ----------  ----------
                Gross profit                                 7,755        (150)
     Selling, general and administrative expenses            6,686       3,090
                                                         ----------  ----------

     Operating income (loss)(a)                              1,069      (3,240)

     Interest expense                                          265       1,424
     Amortization of intangible assets                      10,653      10,653
     Restructuring charges                                       -         725
     Curtailment (gain), net                                     -      (7,718)
     Other (income) expense, net                              (246)        592
                                                         ----------  ----------

     (Loss) before income taxes                             (9,603)     (8,916)
     Provision for income taxes                                427         451
                                                         ----------  ----------

     Net (loss)                                           $ 10,030    $ (9,367)
                                                         ==========  ==========

(a) Includes depreciation expense of $2,100 and $8,109 for the periods ended June 30, 2000 and 2001 respectively.

Sales. Consolidated sales decreased $31,782 from $86,355 to $54,573 or 36.8%. The sales decrease is due to the overall slowdown in North American car, light truck and heavy truck demand and the shutdown of the Pottstown facility.

Gross Profit. The consolidated gross margin, expressed as a percentage of sales, decreased from 9.0% to (0.3)%. The gross profit decrease of $7,905 was due primarily to reduced car, light truck and heavy truck volume, additional depreciation expense of approximately $2,900 to write down the carrying value of assets to be disposed of at the Pottstown and Jackson facilities to a lower estimated recovery value based on current market conditions for used equipment and additional depreciation expense of approximately $3,000 to write-down the carrying value of long-term assets at the St. Louis facility based on early indications of market value for the facility partially offset by aggressive cost containment measures.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased from $6,686 to $3,090 primarily due to staff reductions and spending reductions including compensation, travel and outside consulting in the period ended June 30, 2001.

Interest Expense. Interest expense increased from $265 to $1,424 due to higher borrowing levels resulting from lower business volume and the higher cost of borrowing for the new credit facilities.

Restructuring Charges. During the period ended June 30, 2001, the Company recognized, as a component of cost of sales, a charge of approximately $725 for the relocation and shutdown of its Jackson, Michigan facility (see Note 2).

Curtailment (Gain), net. During the period ended June 30, 2001, the Company recognized a curtailment (gain) of approximately $2,580 for Retiree Medical costs and a curtailment loss of approximately $280 for Pension costs relative to the shutdown of the Pottstown, Pennsylvania facility. In addition, the Company recognized a curtailment (gain) of approximately $5,418 for the termination of the Supplemental Executive Retirement Plan (SERP) for participating executives currently employed by the Company.

Net loss. Net (loss) decreased from $(10,030) to $(9,367) for the reasons described above.

Liquidity and Capital Resources

For the nine months ended June 30, 2001, the Company had cash (used by) operations of $(16,240) compared to cash (used by) operations of $(17,295) for the nine months ended June 30, 2000. The decrease was primarily due to reduced earnings due to lower volume offset by lower working capital requirements.

Effective May 31, 2001, the Company entered into two new credit facilities. These include a loan and letter of credit facility with CIT/Citicorp that provides for a Senior Secured asset-based revolving credit facility for up to $45,000 and Senior Secured Term Loan borrowings of $20,000 and a Junior Secured Term Loan of $10,000 with Hilco (see Note 4). The proceeds from these facilities were used to pay off the GECC facility in its entirety. The Company had $31,568 outstanding under its CIT/Hilco facility in addition to $6,546 of letters of credit and had borrowing availability of approximately $22,304 as of June 30, 2001. Management believes, based upon the results to date and projected results, that funds available under the new credit facilities and other available sources will be sufficient to meet its cash requirements in the next twelve months.

Capital Expenditures. Capital expenditures for property, plant and equipment for the nine month period ended June 30, 2001 were $4,517, principally for machinery and equipment required in the ordinary course of business. The Company is currently projecting to spend approximately $6,500 for machinery and equipment in 2001. The projected capital expenditures are required for new business and on-going cost savings programs necessary to maintain the Company's competitive position, and the balance is for normal replacement. The actual timing of capital expenditures for new business may be impacted by customer delays and acceleration of program launches and the Company's continual review of the priority of the timing of capital expenditures.

Future Accounting Pronouncements
--------------------------------

See Note 9 of Notes to Consolidated Financial Statements.

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

On June 23, 1999, John C. Gilbert, Eugene Appling, Robert A. LaClair, John E. Malkulan, Christiane J. Myers, Kenneth McKnight, Thomas F. Klejta, and Fern M. Yerger, on behalf of themselves and a class of persons similarly situated filed an action against the Companies in the United States District Court for the Northern District of Ohio seeking a declaration that the termination of insurance benefits violates ERISA and the Labor Management Relations Act ("LMRA") and seeking unspecified damages resulting from the anticipated termination of benefits. The Companies filed a motion to transfer the Ohio action to Pennsylvania because the Pennsylvania action was the first filed action and is the more convenient forum for the resolution of the issues. The United States District Court for the Eastern District of Pennsylvania dismissed the Pennsylvania action finding that the United States District Court for the Northern District of Ohio was a more appropriate venue. The motion by the Companies to transfer the Ohio action was denied. The U.S. District Court (N.D.
Ohio) granted the retirees' Motion for Summary Judgement ordering the companies to continue the medical plan for retirees but denying the retirees damage claims. The companies filed an appeal with the U.S. 6th Circuit Court of Appeals. Based on information currently available, management of the Company believes, after consultation with legal counsel, that the result of such claims and litigation will not have a material adverse effect on the financial position or results of operations of the Company.

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information


(a) Exhibits

None

(b) Reports on Form 8-K:

       The Company filed a current report on Form 8-K, dated June 14, 2001, disclosing a new $65,000 senior secured credit facility with the CIT Group/Business Credit, Inc. and CitiCorp USA, Inc., a $10,000 junior secured credit facility with Hilco Capital LP and the satisfaction and termination of the $45,000 senior secured credit facility with General Electric Capital Corporation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: August 14, 2001             HARVARD INDUSTRIES, INC.



                                  By:            /s/ Roger G. Pollazzi
                                      -------------------------------------
                                                   Roger G. Pollazzi
                                               Chairman of the Board
                                          Chief Executive Officer and Director





        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  Signature                            Title
                  ---------                            -----


           /s/ Theodore W. Vogtman     Executive Vice President and Chief
         ---------------------------   Financial Officer (Principal Financial
             Theodore W. Vogtman       Officer)



           /s/  Kevin L. B. Price      Vice President, Controller and Treasurer
         ---------------------------   (Principal Accounting Officer)
              Kevin L. B. Price